Form 10-Q
period 2019-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2019-08-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 2019).

Class A Common Stock, $.01 par value: 16,108,270 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,823	$23,127
Accounts receivable, net of allowance of $1,856 in 2019 and $1,985 in 2018	158,367	151,093
Drivers' advances and other receivables, net of allowance of $648 in 2019 and $626 in 2018	12,166	16,675
Inventory and supplies	4,142	4,067
Prepaid expenses	15,022	11,579
Assets held for sale	4,372	2,559
Income taxes receivable	1,788	1,109
Other short-term assets	934	1,435
Total current assets	225,614	211,644

Property and equipment, at cost	723,263	638,770
Less: accumulated depreciation and amortization	(212,060)	(188,175)
Net property and equipment	511,203	450,595

Goodwill	42,518	41,598
Other intangibles, net	31,077	32,538
Other assets, net	41,117	37,149

Total assets	$851,529	$773,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,610	$1,857
Accounts payable	24,754	22,101
Accrued expenses	29,513	49,503
Current maturities of long-term debt	37,794	28,710
Current portion of finance lease obligations	6,797	5,374
Current portion of operating lease obligations	14,117	-
Current portion of insurance and claims accrual	18,084	19,787
Total current liabilities	132,669	127,332

Long-term debt	208,848	166,635
Long-term portion of finance lease obligations	30,820	35,119
Long-term portion of operating lease obligations	24,921	-
Insurance and claims accrual	18,811	22,193
Deferred income taxes	80,920	77,467
Other long-term liabilities	2,855	1,636
Total liabilities	499,844	430,382
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,096,235 shares issued and outstanding as of June 30, 2019; and 20,000,000 shares authorized; 16,015,708 shares issued and outstanding as of December 31, 2018	172	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	141,337	142,177
Accumulated other comprehensive (loss) income	(918)	204
Retained earnings	211,070	200,566
Total stockholders' equity	351,685	343,142
Total liabilities and stockholders' equity	$851,529	$773,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2019	2018	2019	2018
Revenues
Freight revenue	$194,917	$170,635	$390,679	$321,097
Fuel surcharge revenue	24,381	25,683	47,800	48,787
Total revenue	$219,298	$196,318	$438,479	$369,884

Operating expenses:
Salaries, wages, and related expenses	75,781	64,633	155,284	125,253
Fuel expense	29,215	29,209	57,047	56,390
Operations and maintenance	14,898	12,595	30,072	24,325
Revenue equipment rentals and purchased transportation	47,169	37,388	95,839	68,079
Operating taxes and licenses	3,365	2,613	6,549	5,273
Insurance and claims	10,472	9,908	21,707	18,593
Communications and utilities	1,760	1,666	3,478	3,406
General supplies and expenses	7,284	6,423	14,015	10,562
Depreciation and amortization, including gains and losses on disposition of property and equipment	20,510	17,818	40,218	37,513
Total operating expenses	210,454	182,253	424,209	349,394
Operating income	8,844	14,065	14,270	20,490
Interest expense, net	2,683	1,941	5,129	3,900
Income from equity method investment	(2,375)	(1,775)	(5,410)	(3,265)
Income before income taxes	8,536	13,899	14,551	19,855
Income tax expense	2,465	3,928	4,047	5,467
Net income	$6,071	$9,971	$10,504	$14,388

Income per share:
Basic and diluted income per share	$0.33	$0.54	$0.57	$0.78
Basic weighted average shares outstanding	18,438	18,337	18,410	18,334
Diluted weighted average shares outstanding	18,606	18,441	18,570	18,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2019	2018	2019	2018

Net income	$6,071	$9,971	$10,504	$14,388

Other comprehensive (loss) income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $262 and $425 in 2019 and ($357) and ($650) in 2018, respectively	(692)	943	(1,124)	1,712

Reclassification of cash flow hedge (gains) into statement of operations, net of tax of $3 and $7 in 2019 and $137 and $175 in 2018, respectively	(9)	(363)	(19)	(461)

Unrealized holding gain on investments classified as available-for-sale	11	-	21	-
Total other comprehensive (loss) income	(690)	580	(1,122)	1,251

Comprehensive income	$5,381	$10,551	$9,382	$15,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	(Loss)	Earnings	Equity

Balances at December 31, 2018	$171	$24	$142,177	$204	$200,566	$343,142
Net income	-	-	-	-	4,433	4,433
Other comprehensive income	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$(228)	$204,999	$347,737
Net income	-	-	-	-	6,071	6,071
Other comprehensive loss	-	-	-	(690)	-	(690)
Stock-based employee compensation expense reversal	-	-	(1,433)	-	-	(1,433)
Issuance of restricted shares, net	-	-	-	-	-	-
Balances at June 30, 2019	$172	$24	$141,337	$(918)	$211,070	$351,685

	For the Three and Six Months Ended June 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	(Loss)	Earnings	Equity

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201
Net income	-	-	-	-	4,417	4,417
Effect of adoption of ASU 2014-09	-	-	-	-	591	591
Other comprehensive income	-	-	-	671	-	671
Stock-based employee compensation expense	-	-	826	-	-	826
Issuance of restricted shares, net	-	-	(18)	-	-	(18)
Balances at March 31, 2018	$171	$24	$138,050	$964	$162,479	$301,688
Net income	-	-	-	-	9,971	9,971
Other comprehensive loss	-	-	-	580	-	580
Stock-based employee compensation expense reversal	-	-	937	-	-	937
Issuance of restricted shares, net	-	-	375	-	-	375
Balances at June 30, 2018	$171	$24	$139,362	$1,544	$172,450	$313,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)

	Six months ended June 30, (unaudited)
	2019	2018
Cash flows from operating activities:
Net income	$10,504	$14,388
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of losses on) provision for accounts receivable	(32)	113
Reversal of gain on sales to equity method investee	(7)	(171)
Depreciation and amortization	40,426	36,829
Amortization of deferred financing fees	73	73
Deferred income tax expense	3,221	6,495
Income tax benefit arising from restricted share vesting and stock options exercised	668	4
Stock-based compensation (reversal) expense	(171)	2,138
Income from equity method investment	(5,410)	(3,265)
(Gain) Loss on disposition of property and equipment	(1,386)	684
Return on investment in available-for-sale securities	(7)	-
Changes in operating assets and liabilities:
Receivables and advances	164	11,821
Prepaid expenses and other assets	(2,971)	(5,238)
Inventory and supplies	(75)	(81)
Insurance and claims accrual	(4,255)	(2,793)
Operating leases	(17)	-
Accounts payable and accrued expenses	(17,128)	1,635
Net cash flows provided by operating activities	23,597	62,632

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,780)	-
Acquisition of property and equipment	(79,125)	(31,771)
Proceeds from disposition of property and equipment	15,569	38,127
Net cash flows (used) provided by investing activities	(65,336)	6,356

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(247)	-
Proceeds from issuance of notes payable	57,555	78,832
Repayments of notes payable	(19,733)	(30,455)
Repayments of finance lease obligations	(2,876)	(1,534)
Proceeds under revolving credit facility	843,398	755,886
Repayments under revolving credit facility	(829,995)	(764,892)
Payment of minimum tax withholdings on stock compensation	(667)	(18)
Debt refinancing costs	-	(17)
Net cash flows provided by financing activities	47,435	37,802

Net change in cash and cash equivalents	5,696	106,790

Cash and cash equivalents at beginning of period	23,127	15,356
Cash and cash equivalents at end of period	$28,823	$122,146

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The adoption of this ASU resulted in the initial recognition of operating lease assets of $40.1 million and liabilities totaling $41.0 million, comprised of $15.3 million of current operating lease obligations and $25.7 million of long-term operating lease obligations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were no anti-dilutive shares for the three or six months ended June 30, 2019. There were no outstanding stock options at June 30, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$6,071	$9,971	$10,504	$14,388
Denominator:
Denominator for basic income per share – weighted-average shares	18,438	18,337	18,410	18,334
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	168	104	160	90
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	18,606	18,441	18,570	18,424

Net income per share:
Basic and diluted income per share	$0.33	$0.54	$0.57	$0.78

Note 3.	Segment Information

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

In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage, transportation management services ("TMS"), and shuttle and switching services. These service offerings are aggregated due to similar margins and customers. Also included within Managed Freight are our warehousing and accounts receivable factoring businesses, neither of which meets the quantitative or qualitative reporting thresholds individually or in the aggregate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2018 Annual Report on Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our revenue by our two reportable segments, Truckload and Managed Freight, disaggregated to the operating fleet level as used by our chief operating decision maker in making decisions regarding allocation of resources and assets, organized first by reportable segment (i.e. Truckload and Managed Freight) and then by operating fleet for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total Revenues:

Truckload Segment:
Expedited	$66,529	$85,589	$129,251	$166,351
Dedicated	80,973	35,028	160,745	68,435
Refrigerated	23,134	-	48,739	-
OTR	4,772	50,094	9,334	90,473
Truckload Revenues	175,408	170,711	348,069	325,259

Managed Freight Segment:
Brokerage	20,277	24,489	44,583	42,582
TMS	9,431	-	17,801	-
Shuttle & Switching	3,562	-	7,298	-
Warehouse	8,362	-	16,622	-
Factoring	2,258	1,118	4,106	2,043
Managed Freight Revenues	43,890	25,607	90,410	44,625

Total	$219,298	$196,318	$438,479	$369,884

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of June 30, 2019 has increased by less than $0.1 million for accrued interest since December 31, 2018.

The net deferred tax liability of $80.9 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2019, for $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Debt and Lease Obligations

Current and long-term debt and lease obligations consisted of the following at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$17,314	$-	$3,911
Revenue equipment installment notes; weighted average interest rate of 3.8% at June 30, 2019, and 3.7% at December 31, 2018, due in monthly installments with final maturities at various dates ranging from July 2019 to July 2023, secured by related revenue equipment	36,871	168,392	27,809	139,115

Real estate notes; interest rate of 4.2% at June 30, 2019 and 4.1% at December 31, 2018 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,070	23,222	1,048	23,763
Deferred loan costs	(147)	(80)	(147)	(154)
Total debt	37,794	208,848	28,710	166,635
Principal portion of finance lease obligations, secured by related revenue equipment	6,797	30,820	5,374	35,119
Principal portion of operating lease obligations, secured by related revenue equipment	14,117	24,921	-	-
Total debt and lease obligations	$58,708	$264,589	$34,084	$201,754

We and substantially all of our subsidiaries are parties to the Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in September 2021.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $17.3 million of borrowings outstanding under the Credit Facility as of June 30, 2019, undrawn letters of credit outstanding of approximately $34.8 million, and available borrowing capacity of $42.9 million. The interest rate on outstanding borrowings as of June 30, 2019, was 6.0% on $17.3 million of base rate loans and there were no outstanding LIBOR loans. Based on availability as of June 30, 2019 and 2018, there was no fixed charge coverage requirement.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  If an event of default occurs under the Credit Facility and the Lenders cause, or have the ability to cause, all of the outstanding debt obligations under the Credit Facility to become due and payable, this could result in a default under other debt instruments that contain acceleration or cross-default provisions. The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions. Failure to comply with the covenants and restrictions set forth in the Credit Facility could result in an event of default.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2019 to September 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $176.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

Our 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors. On May 8, 2019, the stockholders, upon recommendation of the board of directors, approved the First Amendment (the “First Amendment”) to the Third Amended and Restated Incentive Plan. The First Amendment (i) increases the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 750,000 shares, (ii) implements additional changes designed to comply with certain shareholder advisory group guidelines and best practices, (iii) makes technical updates related to Section 162(m) of the Internal Revenue Code in light of the 2017 Tax Cuts and Jobs Act, (iv) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2029, and (v) makes such other miscellaneous, administrative and conforming changes as were necessary.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. As of  June 30, 2019, there were 780,747 remaining of the 2,300,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is the reversal of $1.8 million and the recognition of approximately $0.9 million stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively and the reversal of $0.5 million and recognition of $1.8 million for the six months ended June 30, 2019 and 2018, respectively. All stock compensation expense recorded in 2019 and 2018 relates to restricted shares, as no unvested options were outstanding during these periods. An additional $0.4 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and six-month periods ended June 30, 2019 and 2018, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2019, certain participants elected to forfeit receipt of an aggregate of 29,390 shares of Class A common stock at a weighted average per share price of $22.71 based on the closing price of our Class A common stock on the dates the shares vested in 2019, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.7 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 7.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2019.

Also, in February, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2019.

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

We had $34.8 million and $36.3 million of outstanding and undrawn letters of credit as of June 30, 2019 and December 31, 2018, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 8.	Leases

We finance a portion of our revenue equipment, office and terminal properties, computer and office equipment, and other equipment using leases. A number of these leases include one or more options to renew or extend the agreements beyond the expiration date or to terminate the agreement prior to the lease expiration date, and such options are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Our lease obligations do not typically include residual value guarantees or material restrictive covenants. A summary of our lease obligations at June 30, 2019 are as follows:

(dollars in thousands)	Three months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,408	$2,819
Interest on lease liabilities	206	433
Operating lease cost	5,475	11,657
Total lease cost	$7,089	$14,909

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,297	2,443
Operating cash flows from operating leases	5,475	11,657
Financing cash flows from finance leases	206	433
Right-of-use assets obtained in exchange for new operating lease liabilities	3,089	6,325
Weighted-average remaining lease term—finance leases		3.4 years
Weighted-average remaining lease term—operating leases		3.5 years
Weighted-average discount rate—finance leases		3.0%
Weighted-average discount rate—operating leases		4.4%

Right-of-use assets of $38.0 million for operating leases and $55.1 million for finance leases are included in net property and equipment in our Condensed Consolidated Balance Sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset.

Our future minimum lease payments as of June 30, 2019, including approximately $0.1 million of operating lease payments for which a lease has been executed, but not yet commenced, summarized as follows by lease category:

(in thousands)	Operating	Finance
2019 (1)	$8,319	$7,830
2020	13,505	7,702
2021	9,711	7,997
2022	7,476	9,441
2023	1,018	6,364
Thereafter	2,431	1,209
Total minimum lease payments	42,460	40,543
Less: amount representing interest	(3,310)	(2,926)
Present value of minimum lease payments	39,150	37,617
Less: current portion	(14,117)	(6,797)
Lease obligations, long-term	$25,033	$30,820

(1) Excludes the six months ended June 30, 2019

Note 9.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no and $0.1 million tractors or trailers to TEL during the six-months ended June 30, 2019 and 2018, respectively, and we received $4.6 million and $3.9 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million and $0.2 million for the six-months ended June 30, 2019 and 2018, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at June 30, 2019, are being carried as a reduction in our investment in TEL.  At June 30, 2019 and December 31, 2018, we had accounts receivable from TEL of $5.6 million and $5.1 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.
We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2019 net income through June 30, 2019, or $5.4 million. Our investment in TEL, totaling $31.5 million and $26.1 million, at June 30, 2019 and December 31, 2018, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of June 30,	As of December 31,
	2019	2018
Current Assets	$26,400	$25,877
Non-current Assets	320,129	273,987
Current Liabilities	15,802	78,530
Non-current Liabilities	275,901	176,389
Total Equity	$54,826	$44,945

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$24,505	$23,574	$51,988	$48,715
Operating Expenses	17,052	18,374	37,052	38,999
Operating Income	7,453	5,200	14,936	9,716
Net Income	$4,792	$3,464	$9,881	$6,482

Note 10.	Goodwill and Other Assets

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

The allocation of the purchase price has been subject to change based on finalization of the valuation of long-lived and intangible assets and self-insurance reserves, as well as our ongoing evaluation of Landair's accounting principles for consistency with ours. The assignment of goodwill and intangible assets to our reportable segments has been completed as of June 30, 2019.  A summary of the changes in carrying amount of total goodwill is as follows:

(in thousands)

Balance at December 31, 2018	$41,598
Post-acquisition goodwill adjustments	920
Balance at June 30, 2019	$42,518

A summary of other intangible assets as of June 30, 2019 and December 31, 2018 is as follows:

(in thousands)	June 30, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name	$4,400	$(293)	$4,107	168
Non-Compete agreement	1,400	(280)	1,120	48
Customer relationships	28,200	(2,350)	25,850	132
Total	$34,000	$(2,923)	$31,077

	December 31, 2018
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name	$4,400	$(147)	$4,253	174
Non-Compete agreement	1,400	(140)	1,260	54
Customer relationships	28,200	(1,175)	27,025	138
Total	$34,000	$(1,462)	$32,538

The above intangible assets have a weighted average remaining life of 145 months. The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2019	$1,462
2020	2,923
2021	2,923
2022	2,923
2023	2,783
Thereafter	18,063

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirements, future customer relationships, expected debt reduction, future driver market conditions, expected cash flows, expected operating income and earnings per share improvements, future investments in and growth of our segments and services, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), future effects of the Landair acquisition, our internal control remediation plan, the anticipated impact of our investment in TEL, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, among others, are forward-looking statements.  Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our financial results for the second quarter illustrate the reason for our strategy of becoming more embedded in our customers’ supply chains.  Our dedicated contract operations in our Star and Landair subsidiaries, along with our managed freight and factoring businesses, and our investment in TEL, performed quite well. On the other hand, our less contracted expedited and solo refrigerated operations suffered from over-supply in relation to demand and a late-developing produce season.  We intend to continue to pursue a more predictable and consistently profitable business model as we allocate assets across our operations.

The main positives in the second quarter were 1) improvement in the operating income at our Managed Freight segment, including successful integration of Landair’s warehousing and transportation management service offerings, 2) improved year-over-year earnings contributed from our investment in Transport Enterprise Leasing, and 3) consistent demand and profitability from our growing dedicated businesses at Landair and Star. The main negatives in the quarter were 1) the operating margin declines of our expedited and solo refrigerated service offerings, 2) an approximate 10.6% decrease in average freight revenue per truck for our Truckload segment, excluding Landair’s truckload operations versus the second quarter of 2018, and 3) increased Truckload operating costs on a per mile basis, primarily from increased professional driver wages, group health insurance, net fuel costs and operations and maintenance expense.

Additional items of note for the second quarter of 2019 include the following:

●
Total revenue of $219.3 million, an increase of 11.7% compared with the second quarter of 2018, and freight revenue of $194.9 million (which excludes revenue from fuel surcharges), an increase of 14.2% compared with the second quarter of 2018;

●	Operating income of $8.8 million, compared with operating income of $14.1 million in the second quarter of 2018;

●	Net income of $6.1 million, or $0.33 per basic and diluted share, compared with net income of $10.0 million , or $0.54 per basic and diluted share, in the second quarter of 2018;

●	With available borrowing capacity of $42.9 million under our Credit Facility at June 30, 2019, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased to $43.9 million in the 2019 quarter from $25.6 million in the 2018 quarter and operating income increased to $3.7 million in the 2019 quarter from $2.3 million in the 2018 quarter;

●	Our equity investment in TEL provided $2.4 million of pre-tax earnings compared to $1.8 million in the second quarter of 2018;

●	Since December 31, 2018, total indebtedness, net of cash and including operating lease liabilities, increased by $39.9 million to $294.5 million; and

●	Stockholders' equity and tangible book value at June 30, 2019, were $351.7 million and $278.1 million (or $15.08 per basic share), respectively.

For the second half of 2019, our focus will be on identifying opportunities to improve the performance of our one-way truckload service offerings and adding profitable contract logistics service customers with more predictable long-term contracts in our dedicated truckload, transportation management and warehousing service offerings.

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

Operating Ratio

	Three months ended June 30,				Six months ended June 30,
GAAP Operating Ratio:	2019	OR %	2018	OR %	2019	OR %	2018	OR %
Total revenue	$219,298		$196,318		$438,479		$369,884
Total operating expenses	210,454	96.0%	182,253	92.8%	424,209	96.7%	349,394	94.5%
Operating income	$8,844		$14,065		$14,270		$20,490

Adjusted Operating Ratio:	2019	Adj. OR %	2018	Adj. OR %	2019	Adj. OR %	2018	Adj. OR %
Total revenue	$219,298		$196,318		$438,479		$369,884
Fuel surcharge revenue	(24,381)		(25,683)		(47,800)		(48,787)
Freight revenue (total revenue, excluding fuel surcharge)	194,917		170,635		390,679		321,097

Total operating expenses	210,454		182,253		424,209		349,394
Adjusted for:
Fuel surcharge revenue	(24,381)		(25,683)		(47,800)		(48,787)
Amortization of intangibles	(731)		-		(1,462)		-
Adjusted operating expenses	185,342	95.1%	156,570	91.8%	374,947	93.6%	300,607	93.6%
Adjusted operating income	$9,575		$14,065		$15,732		$20,490

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

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue (or freight revenue) and amortization of intangibles. See page 22 for the uses and limitations associated with adjusted operating ratio.

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

Managed Freight is comprised primarily of freight brokerage, transportation management services ("TMS"), and shuttle and switching services. These service offerings are aggregated due to similar margins and customers. Also included within Managed Freight are our warehousing and accounts receivable factoring businesses, neither of which meets the quantitative or qualitative reporting thresholds individually or in the aggregate. but only accounted for $16.6 million and $4.1 million of our revenue, respectively, during the six months ended June 30, 2019.

Revenue Equipment

At June 30, 2019, we operated 3,103 tractors and 6,921 trailers. Of such tractors, 2,213 were owned, 562 were financed under operating leases, and 328 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,305 were owned, 1 was financed under an operating lease, and 1,615 were financed under finance type leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2019, our fleet had an average tractor age of 2.2 years and an average trailer age of 4.1 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We do not have the capital outlay of purchasing or leasing the tractor.  The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation.  Expenses associated with owned equipment, such as interest and depreciation, and expenses associated with employee drivers, including driver compensation, fuel, and other expenses, are not incurred with respect to independent contractors.  Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net income margin as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2019 TO THREE AND SIX MONTHS ENDED JUNE 30, 2018

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Freight revenue	$194,917	$170,635	$390,679	$321,097
Fuel surcharge revenue	24,381	25,683	47,800	48,787
Total revenue	$219,298	$196,318	$438,479	$369,884

For the quarter ended June 30, 2019, total revenue increased approximately $23.0 million, or 11.7%, to $219.3 million from $196.3 million in the 2018 quarter. Freight revenue increased approximately $24.3 million, or 14.2%, to $194.9 million for the quarter ended June 30, 2019, from $170.6 million in the 2018 quarter, while fuel surcharge revenue decreased $1.3 million quarter-over-quarter. The increase in freight revenue resulted from an $18.3 million increase in freight revenue from our Managed Freight segment and a $6.2 million increase in freight revenue from our Truckload segment.

The $6.2 million increase in Truckload revenue relates to a 486 (or 18.7%) average tractor increase, offset by a 12.2% decrease in average freight revenue per tractor per week from the 2018 quarter. Landair contributed $20.6 million of freight revenue to consolidated Truckload operations for the quarter ended June 30, 2019, and the July 2018 acquisition was primarily responsible for the increase in average tractors. The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2019 is the result of an 11.3%  decrease in average miles per unit, and a 1.8 cents per mile (or 1.0%) decrease in average rate per total mile compared to the 2018 quarter. Landair’s shorter average length of haul and dedicated contract, solo-driven truck operations generally produce higher revenue per loaded mile and fewer miles per unit than our other truckload business units. Team-driven trucks decreased to an average of 842 teams in the second quarter of 2019, a decrease of approximately 4.1% from the average of 878 teams in the second quarter of 2018.

For the six-month period ended June 30, 2019, total revenue increased $68.6 million, or 18.5%, to $438.5 million from $369.9 million in the 2018 period.  Freight revenue increased $69.6 million, or 21.7%, to $390.7 million for the six months ended June 30, 2019, from $321.1 million in the 2018 period, while fuel surcharge revenue decreased $1.0 million period-over-period. The increase in freight revenue resulted from a $45.5 million increase in freight revenue from our Managed Freight segment, primarily from our Landair acquisition, as well as a $24.1 million increase in freight revenue from our Truckload segment.

The $24.1 million increase in Truckload freight revenue relates to a 523 (or 20.2%) average tractor increase, offset by 9.6% decrease in average freight revenue per tractor per week from the 2019 period.  Landair contributed $40.5 million of freight revenue to the consolidated Truckload operations for the six months ended June 30, 2019 and the July 2018 acquisition was primarily responsible for the increase in average tractors.  The decrease in average freight revenue per tractor per week for the six months ended June 30, 2019 is the result of an 11.9% decrease in average miles per unit partially offset by a 4.8 cents per mile increase in average rate per total mile.  Team driven units decreased approximately 3.7% to an average of 853 for the six-month period ended June 30, 2019 compared to an average of 886 teams during the same 2018 period.

Managed Freight total revenue increased  $18.3 million comparing the 2019 and 2018 quarters, and $45.8 million comparing the 2019 period and 2018 period, primarily as a result of Landair’s contribution of $21.4 million and $41.7 million, respectively, to combined Managed Freight operations, partially offset by a $4.2 million reduction in revenue from our brokerage subsidiary in the 2019 quarter, compared with 2018. Additionally, our brokerage subsidiary contributed $2.0 million more revenue for the six months ended June 30, 2019 compared to the same 2018 period.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Salaries, wages, and related expenses	$75,781	$64,633	$155,284	$125,253
% of total revenue	34.6%	32.9%	35.4%	33.9%
% of freight revenue	38.9%	37.9%	39.7%	39.0%

Salaries, wages, and related expenses increased approximately $11.1 million, or 17.2%, for the three months ended June 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, salaries, wages, and related expenses increased to 34.6% of total revenue for the three months ended June 30, 2019, from 32.9% in the same quarter in 2018. As a percentage of freight revenue, salaries, wages, and related expenses increased to 38.9% of freight revenue for the three months ended June 30, 2019, from 37.9% in the same quarter in 2018.

For the six months ended June 30, 2019, salaries, wages, and related expenses increased approximately $30.0 million, or 24.0%, compared with the same period in 2018.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.4% of total revenue for the six months ended June 30, 2019, from 33.9% for the six months ended June 30, 2018.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 39.7% of freight revenue for the six months ended June 30, 2019, from 39.0% in the same period in 2018.

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

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fuel expense	$29,215	$29,209	$57,047	$56,390
% of total revenue	13.3%	14.9%	13.0%	15.2%
% of freight revenue	15.0%	17.1%	14.6%	17.6%

Total fuel expense remained relatively even at $29.2 million  for the three months ended June 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, total fuel expense decreased to 13.3% of total revenue for the three months ended June 30, 2019, from 14.9% in the same quarter in 2018. As a percentage of freight revenue, total fuel expense decreased to 15.0% of freight revenue for the three months ended June 30, 2019, as compared to 17.1% for the 2018 quarter.

For the six months ended June 30, 2019, total fuel expense increased approximately $0.7 million, or 1.4%, compared with the same period in 2018.  As a percentage of total revenue, total fuel expense decreased to 13.0% of total revenue for the six months ended June 30, 2019, from 15.2% in the 2018 period.  As a percentage of freight revenue, total fuel expense decreased to 14.6% of freight revenue from 17.6% for the six months ended June 30, 2019, compared to the 2018 period.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE remained relatively flat in the second quarter of 2019 compared with the same quarter in 2018, at $3.12 per gallon and decreased to $3.07 from $3.18 for the six months ended June 30, 2019 and 2018 respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total fuel surcharge	$24,381	$25,683	$47,800	$48,787
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	3,038	3,231	5,980	5,826
Company fuel surcharge revenue	$21,343	$22,452	$41,820	$42,961
Total fuel expense	$29,215	$29,209	$57,047	$56,390
Less: Company fuel surcharge revenue	21,343	22,452	41,820	42,961
Net fuel expense	$7,872	$6,757	$15,227	$13,429
% of freight revenue	4.0%	4.0%	3.9%	4.2%

Net fuel expense increased $1.1 million, or 16.5%, and $1.8 million, or 13.4% for the quarter and six months ended June 30, 2019, as compared to the same 2018 periods. As a percentage of freight revenue, net fuel expense remained relatively even at 4.0% and 3.9% for the quarter and six months ended June 30, 2019, as compared to the 2018 periods. The change in net fuel expense is primarily due to a lack of the favorable fuel hedging activity that was present in the 2018 periods.  We have not had any fuel hedges in place since December 2018.

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

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operations and maintenance	$14,898	$12,595	$30,072	$24,325
% of total revenue	6.8%	6.4%	6.9%	6.6%
% of freight revenue	7.6%	7.4%	7.7%	7.6%

Operations and maintenance increased approximately $2.3 million, or 18.3% and $5.7 million, or 23.6%, for the quarter and six months ended June 30, 2019, compared with the same periods in 2018. As a percentage of total revenue, operations and maintenance increased to 6.8% and 6.9% of total revenue for the quarter and six months ended June 30, 2019, from 6.4% and 6.6% in the same periods in 2018. As a percentage of freight revenue, operations and maintenance increased to 7.6% and 7.7% of freight revenue for the quarter and six months ended June 30, 2019, from 7.4% and 7.6%in the same periods in 2018. These increases were primarily the result of the acquisition of Landair and its respective higher average age of tractor and trailer equipment.

Going forward, we believe this category will fluctuate based on several factors, including expected upgrades to Landair’s fleet, our continued ability to maintain a relatively young fleet in our other operating companies, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue equipment rentals and purchased transportation	$47,169	$37,388	$95,839	$68,079
% of total revenue	21.5%	19.0%	21.9%	18.4%
% of freight revenue	24.2%	21.9%	24.5%	21.2%

Revenue equipment rentals and purchased transportation increased approximately $9.8 million, or 26.2%, for the three months ended June 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 21.5% of total revenue for the three months ended June 30, 2019, from 19.0% in the same quarter in 2018. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 24.2% of freight revenue for the three months ended June 30, 2019, from 21.9% in the same quarter in 2018.

For the six months ended June 30, 2019, revenue equipment rentals and purchased transportation increased approximately $27.8 million, or 40.8%, compared with the same period in 2018.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 21.9% of total revenue for the six months ended June 30, 2019, from 18.4% in the same period in 2018.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 24.5% of freight revenue for the six months ended June 30, 2019, from 21.2% in the same period in 2018.

These increases were primarily the result of the acquisition of Landair's managed freight business, which added to overall purchased transportation cost but is less reliant on purchased transportation to generate revenue, compared to our existing brokerage and logistics services. Additionally, we experienced increases due to a more competitive market for sourcing third-party capacity in our existing Managed Freight segment, primarily in the first quarter of 2019. Further, the percentage of the total miles run by independent contractors increased from 11.0% and 11.9% for the three and six months ended June 30, 2018, respectively, to 12.6% and 12.8% for the same 2019 periods.

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

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating taxes and licenses	$3,365	$2,613	$6,549	$5,273
% of total revenue	1.5%	1.3%	1.5%	1.4%
% of freight revenue	1.7%	1.5%	1.7%	1.6%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Insurance and claims	$10,472	$9,908	$21,707	$18,593
% of total revenue	4.8%	5.0%	5.0%	5.0%
% of freight revenue	5.4%	5.8%	5.6%	5.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $0.6 million, or 5.7%  for the three months ended June 30, 2019 compared with the same quarter in 2018. As a percentage of total revenue, insurance and claims decreased to 4.8% of total revenue for the  three months ended June 30, 2019, from 5.0% in the same quarter in 2018. As a percentage of freight revenue, insurance and claims decreased to 5.4% of freight revenue for the three months ended June 30, 2019, from 5.8% in the same quarter in 2018. Insurance and claims per mile cost remained relatively even at 12.4 cents per mile in the second quarter of 2019 compared to 12.6 cents per mile in the second quarter of 2018.
For the six months ended June 30, 2019, insurance and claims increased approximately $3.1 million, or 16.7%, compared with the same period in 2018.  As a percentage of total revenue, insurance and claims remained flat at 5.0% of total revenue for the six months ended June 30, 2019 compared to the same 2018 period. As a percentage of freight revenue, insurance and claims decreased slightly to 5.6% of freight revenue for the six months ended June 30, 2019, compared to 5.8% for the same period in 2018. Insurance and claims cost per mile increased to 13.1 cents per mile in the six months ended June 30, 2019 from 12.1 cents per mile in the same 2018 period. The per mile increase is primarily the result of development on prior period claims during the six months ended June 30, 2019, partially offset by decreased frequency of accidents compared to the same 2018 period. Our rate of chargeable accidents per million miles, as measured by the U.S. Department of Transportation, decreased by 8.0% for the six months ended June 30, 2019 compared to the same 2018 period.
Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date the policy premium release refund could range from zero to $4.9 million, depending on actual claims settlements in the future. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at June 30, 2019.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Communications and utilities	$1,760	$1,666	$3,478	$3,406
% of total revenue	0.8%	0.8%	0.8%	0.9%
% of freight revenue	0.9%	1.0%	0.9%	1.1%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General supplies and expenses	$7,284	$6,423	$14,015	$10,562
% of total revenue	3.3%	3.3%	3.2%	2.9%
% of freight revenue	3.7%	3.8%	3.6%	3.3%

General supplies and expenses increased approximately $0.9 million, or 13.4%,for the three months ended June 30, 2019, compared with the same quarter in 2018.  As a percentage of total revenue, general supplies and expenses remained flat at  3.3% of total revenue for the three months ended June 30, 2019, compared to the same quarter in 2018.  As a percentage of freight revenue, general supplies and expenses remained relatively flat at 3.7% of freight revenue for the three months ended June 30, 2019, from 3.8% in the same quarter in 2018.
For the six months ended June 30, 2019, general supplies and expenses increased $3.5 million, or 32.7%, compared with the same period in 2018.  As a percentage of total revenue, general supplies and expenses increased to 3.2% of total revenue for the six months ended June 30, 2019, from 2.9% in the same period in 2018.  As a percentage of freight revenue, general supplies and expenses increased to 3.6% of freight revenue for the six months ended June 30, 2019, from 3.3% in the same period in 2018.
These increases primarily relate to the acquisition of Landair, which contributed $2.0 million and $3.8 million to general supplies and expenses during the quarter and six months ended June 30, 2019, respectively, partially offset by increased legal and professional expenses incurred during the second quarter of 2018 related to the acquisition of Landair. We expect the changes in general supplies and expenses versus prior year periods to moderate in the third quarter of 2019 and thereafter, since Landair was acquired in July 2018.

Depreciation and amortization, including gains and losses on disposition of property and equipment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization, including gains and losses on disposition of property and equipment	$20,510	$17,818	$40,218	$37,513
% of total revenue	9.4%	9.1%	9.2%	10.1%
% of freight revenue	10.5%	10.4%	10.3%	11.7%

Depreciation and amortization, including gains and losses on disposition of property and equipment ("depreciation and amortization"), consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets, as well as amortization of intangible assets.  Depreciation and amortization increased by $2.7 million, or 15.1%, for the three months ended June 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, depreciation and amortization increased to 9.4% of total revenue for the three months ended June 30, 2019, from 9.1% in the same quarter in 2018.  As a percentage of freight revenue, depreciation and amortization increased to 10.5% of freight revenue for the three months ended June 30, 2019, from 10.4% in the same quarter in 2018.

For the six months ended June 30, 2019, depreciation and amortization increased approximately $2.7 million, or 7.2%, compared with the same period in 2018. As a percentage of total revenue, depreciation and amortization decreased to 9.2% of total revenue for the six months ended June 30, 2019, from 10.1% in the same period in 2018.  As a percentage of freight revenue, depreciation and amortization decreased to 10.3% of freight revenue for the six months ended June 30, 2019, from 11.7% in the same period in 2018

Excluding gains and losses, depreciation increased $1.6 million and $2.2 million to $19.8 million and $39.0 million for the quarter and six months ended June 30, 2019, respectively, compared to $18.2 million and $36.8 million in the same 2018 periods. Gains on the sale of property and equipment were less than $0.1 million and $0.2 million in the quarter and six months ended June 30, 2019, compared to gains of $0.4 million and losses of $0.7 million in the same 2018 periods. Amortization of intangible assets were $0.7 million and $1.5 million for the three and six months ended June 30, 2019, compared to zero in the 2018 periods, due to the Landair acquisition.

We expect depreciation and amortization, including amortization of intangible assets, to remain relatively consistent going forward. However, if the used tractor market were to decline, we could have to adjust residual values and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest expense, net	$2,683	$1,941	$5,129	$3,900
% of total revenue	1.2%	1.0%	1.2%	1.1%
% of freight revenue	1.4%	1.1%	1.3%	1.2%

For the periods presented, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income from equity method investment	$2,375	$1,775	$5,410	$3,265

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three and six months ended June 30, 2019, the increase in TEL's contributions to our results is primarily due to growth in TEL’s lease offerings, as well as improvements in the used tractor market compared to the same 2018 periods. We expect the impact on our earnings resulting from our investment in TEL to improve year-over-year, based on the fixed nature of lease revenue and expenses and the growth experienced during 2018 and the first half of 2019.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income tax expense	$2,465	$3,928	$4,047	$5,467
% of total revenue	1.1%	2.0%	0.9%	1.5%
% of freight revenue	1.3%	2.3%	1.0%	1.7%

Income tax expense decreased approximately $1.5 million, or 37.2%, for the three months ended June 30, 2019, compared with the same quarter in 2018.  As a percentage of total revenue, income tax expense decreased to 1.1% of total revenue for the three months ended June 30, 2019, from 2.0% in the same quarter in 2018.  As a percentage of freight revenue, income tax expense decreased to 1.3% of freight revenue for the three months ended June 30, 2019, from 2.3% in the same quarter in 2018.

For the six months ended June 30, 2019, income tax expense decreased approximately $1.4 million, or 26.0%, compared with the same period in 2018.  As a percentage of total revenue, income tax expense decreased to 0.9% of total revenue for the six months ended June 30, 2019, from 1.5% in the same period in 2018.  As a percentage of freight revenue, income tax expense decreased to 1.0% of freight revenue for the six months ended June 30, 2019, from 1.7% in the same period in 2018.

These decreases were primarily related to the $5.4 million and $5.3 million decreases in the pre-tax income in the three- and six-month periods ended June 30, 2019, respectively, compared to the same 2018 periods, resulting from the decline in operating income as discussed above, partially offset by the contribution from TEL’s earnings noted above.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2019 effective income tax rate to be approximately 27.6%.

RESULTS OF SEGMENT OPERATIONS

We have two reportable segments, truckload services, which we refer to as Truckload, and Managed Freight. Our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide, transportation management services, and shuttle and switching services. These service offerings are aggregated due to similar margins and customers. Also included within Managed Freight are our warehousing and accounts receivable factoring businesses, neither of which meets the quantitative or qualitative reporting thresholds individually or in the aggregate, but only account for $16.6 million and $4.1 million of our 2019 revenue, respectively.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2019 TO THREE AND SIX MONTHS ENDED JUNE 30, 2018

The following table summarizes financial and operating data by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Truckload	$175,408	$170,711	$348,069	$325,259
Managed Freight	43,890	25,607	90,410	44,625
Total	$219,298	$196,318	$438,479	$369,884

Operating Income:
Truckload	$5,181	$11,734	$6,457	$17,095
Managed Freight	3,663	2,331	7,813	3,395
Total	$8,844	$14,065	$14,270	$20,490

The $6.2 million increase in Truckload revenue relates to a 486 (or 18.7%) average tractor increase, offset by a 12.2% decrease in average freight revenue per tractor per week from the 2018 quarter. Landair contributed $20.6 million of freight revenue to consolidated Truckload operations for the quarter ended June 30, 2019, and the July 2018 acquisition was primarily responsible for the increase in average tractors. The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2019 is the result of an 11.3% decrease in average miles per unit, and a 1.8 cents per mile (or 1.0%) decrease in average rate per total mile compared to the 2018 quarter. Landair’s shorter average length of haul and dedicated contract, solo-driven truck operations generally produce higher revenue per loaded mile and fewer miles per unit than our other truckload services. Team-driven trucks decreased to an average of 842 teams in the second quarter of 2019, a decrease of approximately 4.1% from the average of 878 teams in the second quarter of 2018.

For the six-month period ended June 30, 2019, total revenue increased $68.6 million, or 18.5%, to $438.5 million from $369.9 million in the 2018 period.  Freight revenue increased $69.6 million, or 21.7%, to $390.7 million for the six months ended June 30, 2019, from $321.1 million in the 2018 period, while fuel surcharge revenue decreased $1.0 million period-over-period. The increase in freight revenue resulted from a $45.8 million increase in revenue from our Managed Freight segment, as well as a $24.1 million increase in freight revenue from our Truckload segment.

The $24.1 million increase in Truckload freight revenue relates to a 523 (or 20.2%) average tractor increase, offset by 9.6% decrease in average freight revenue per tractor per week from the 2019 year-to-date period.  Landair contributed $40.5 million of freight revenue to the consolidated Truckload operations for the six months ended June 30, 2019 and the July 2018 acquisition was primarily responsible for the increase in average tractors.  The decrease in average freight revenue per tractor per week for the six months ended June 30, 2019 is the result of an 11.9% decrease in average miles per unit partially offset by a 4.8 cents per mile increase in average rate per total mile.  Team driven units decreased approximately 3.7% to an average of 853 for the six-month period ended June 30, 2019 compared to an average of 886 teams during the same 2018 period.

Our Truckload operating income was $6.6 million and $10.6 million lower in the 2019 quarter and six months ended June 30, 2019 than in the same 2018 periods, due to an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to the abovementioned increases in salaries and driver compensation and purchased transportation. These increases were partially offset by increases in revenue.

Managed Freight revenue increased $18.3 million quarter-over-quarter and $45.8 million for the six-month period ended June 30, 2019, primarily as a result of Landair’s contribution of $21.4 million  and $41.7 million, respectively, to combined Managed Freight operations, partially offset by a $4.2 million reduction in freight revenue from our brokerage subsidiary in the 2019 quarter, compared with 2018. Additionally, our brokerage subsidiary contributed $2.0 million more revenue for the six months ended June 30, 2019 compared to the same 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward dedicated, transportation management services, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $92.9 million and $84.3 million at June 30, 2019 and December 31, 2018, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2019, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, finance leases, and/or from the Credit Facility. With a relatively young average fleet age at June 30, 2019, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. As of June 30, 2019, we had $17.3 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $34.8 million, and available borrowing capacity of $42.9 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Unless we decide to make any strategic investments during the year, we anticipate paying off an aggregate of approximately $40.0 to $60.0 million of financing and lease liabilities, comprised of both on and off balance sheet obligations, during 2019. Refer to Note 5, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Cash Flows

Net cash flows provided by operating activities decreased $39.0 million for the six-month period ended June 30, 2019 compared with the same 2018 period, primarily due to the timing and amount of payments on our accrued expenses and trade accounts in the 2019 period compared to the same 2018 period, as well as the reduction of receivables related to reduced total revenue in our Truckload segment partially offset by the receivables for Landair as a result of the July 2018 acquisition. These decreases were partially offset by the growth of receivables purchased by our factoring division.

Net cash flows used by investing activities was $65.3 million for the six months ended June 30, 2019, compared to $6.4 million of proceeds in the same 2018 period. The change in net cash flows used by investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 726 new company tractors and disposed of approximately 304 used tractors in the 2019 period compared to delivery and disposal of approximately 394 and 465 tractors, respectively in the same 2018 period.
Net cash flows provided by financing activities was approximately $47.4 million for the six-months ended  June 30, 2019, compared to $37.8 million in the same 2018 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds from our notes payable and Credit Facility of $51.2 million in 2019 compared to $39.4 million in the same 2018 period as a result of more new company tractors purchased and fewer disposed tractors, as discussed above, compared to the same 2018 period, partially offset by additional borrowings in the 2018 period in anticipation of funding the July 2018 acquisition of Landair.
Going forward, our cash flow may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three and six months ended June 30, 2019, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2019, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2018 Annual Report on Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra low sulfur diesel ("ULSD"). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. At June 30, 2019, there are no remaining fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $2.8 million. This sensitivity analysis considers that we expect to purchase approximately 23.3 million gallons of diesel during the remainder of 2019, with an assumed fuel surcharge recovery rate of  83.5% of the cost (which was our fuel surcharge recovery rate during the six-months ended June 30, 2019).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016 and 2017, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at June 30, 2019 and December 31, 2018 of approximately $1.3 million and $0.3 million, respectively, are included in other short and long-term assets and other short and long-term liabilities, as appropriate based upon each swap agreement's position, in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, less than $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three and six months ended June 30, 2019, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive income as of June 30, 2019, we expect to reclassify losses of less than $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $323.3 million of debt and operating and finance leases, we had $49.8 million of variable rate debt outstanding at June 30, 2019, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $24.3 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $8.2 million were hedged to provide a weighted average interest rate of 2.0%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our June 30, 2019 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by approximately $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.
 ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of June 30, 2019.

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

As of June 30, 2019, we have taken substantial action to implement our remediation plan. We have started developing a training program to address ITGCs and related policies. Management has implemented controls to address system generated information, which includes additional testing of financially significant reports and interfaces before any related changes are made to the underlying systems, reports, or data. To address intake procedures, we have added additional procedures to identify changes that could impact systems, data or reports that are financially significant. We have key personnel reviewing information technology management review and testing plans to monitor ITGCs. Finally, management has enhanced reporting to the Audit Committee of our Board of Directors by reviewing the Company’s remediation efforts with Audit Committee members during each of the six months in fiscal 2019. We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

Other than the remediation process described above, the implementation of controls that may materially affect internal controls related to Landair, and the implementation of controls related to our adoption of Topic 842, Leases, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2019.

Also, in February, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2019.

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

During the quarter ended June 30, 2019, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Second Amended and Restated Articles of Incorporation
3.2	(2)	Third Amended and Restated Bylaws
4.1	(1)	Second Amended and Restated Articles of Incorporation
4.2	(2)	Third Amended and Restated Bylaws
10.1	(3)	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan
10.2	#	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q, filed May 10, 2019.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019.
(3)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: August 9, 2019	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer