Form 10-Q
period 2019-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2019-11-08
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 6, 2019).

Class A Common Stock, $.01 par value: 16,111,902 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,795	$23,127
Accounts receivable, net of allowance of $1,889 in 2019 and $1,985 in 2018	167,440	151,093
Drivers' advances and other receivables, net of allowance of $678 in 2019 and $626 in 2018	11,415	16,675
Inventory and supplies	4,178	4,067
Prepaid expenses	12,882	11,579
Assets held for sale	6,930	2,559
Income taxes receivable	2,400	1,109
Other short-term assets	1,028	1,435
Total current assets	246,068	211,644

Property and equipment, at cost	748,291	638,770
Less: accumulated depreciation and amortization	(207,606)	(188,175)
Net property and equipment	540,685	450,595

Goodwill	42,518	41,598
Other intangibles, net	30,346	32,538
Other assets, net	41,990	37,149

Total assets	$901,607	$773,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,193	$1,857
Accounts payable	26,762	22,101
Accrued expenses	30,344	49,503
Current maturities of long-term debt	47,810	28,710
Current portion of finance lease obligations	7,164	5,374
Current portion of operating lease obligations	17,875	-
Current portion of insurance and claims accrual	21,692	19,787
Total current liabilities	152,840	127,332

Long-term debt	229,716	166,635
Long-term portion of finance lease obligations	29,097	35,119
Long-term portion of operating lease obligations	36,916	-
Insurance and claims accrual	19,996	22,193
Deferred income taxes	81,439	77,467
Other long-term liabilities	3,169	1,636
Total liabilities	553,173	430,382
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,111,902 shares issued and outstanding as of September 30, 2019; 20,000,000 shares authorized and 16,015,708 shares issued and outstanding as of December 31, 2018	172	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	141,840	142,177
Accumulated other comprehensive (loss) income	(1,483)	204
Retained earnings	207,881	200,566
Total stockholders' equity	348,434	343,142
Total liabilities and stockholders' equity	$901,607	$773,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2019	2018	2019	2018
Revenues
Freight revenue	$199,832	$214,623	$590,511	$535,721
Fuel surcharge revenue	23,082	28,680	70,882	77,466
Total revenue	$222,914	$243,303	$661,393	$613,187

Operating expenses:
Salaries, wages, and related expenses	84,093	86,249	239,376	211,621
Fuel expense	28,812	33,428	85,859	89,817
Operations and maintenance	14,742	16,457	44,814	40,783
Revenue equipment rentals and purchased transportation	50,428	47,445	146,267	115,525
Operating taxes and licenses	3,170	3,377	9,719	8,649
Insurance and claims	14,051	12,675	35,758	31,269
Communications and utilities	1,791	1,810	5,269	5,216
General supplies and expenses	7,685	6,391	21,701	16,833
Depreciation and amortization, including gains and losses on disposition of property and equipment	20,073	19,290	60,291	56,803
Total operating expenses	224,845	227,122	649,054	576,516
Operating (loss) income	(1,931)	16,181	12,339	36,671
Interest expense, net	2,992	2,460	8,121	6,360
Income from equity method investment	(2,138)	(2,142)	(7,548)	(5,407)
(Loss) income before income taxes	(2,785)	15,863	11,766	35,718
Income tax expense	404	4,249	4,451	9,716
Net (loss) income	$(3,189)	$11,614	$7,315	$26,002

Net (loss) income per share:
Basic net (loss) income per share	$(0.17)	$0.63	$0.40	$1.42
Diluted net (loss) income per share	(0.17)	0.63	0.39	1.41
Basic weighted average shares outstanding	18,458	18,343	18,426	18,337
Diluted weighted average shares outstanding	18,719	18,497	18,620	18,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2019	2018	2019	2018

Net (loss) income	$(3,189)	$11,614	$7,315	$26,002

Other comprehensive (loss) income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $226 and $652 in 2019 and $133 and $782 in 2018, respectively	(596)	352	(1,720)	2,065

Reclassification of cash flow hedge loss (gain) into statement of operations, net of tax of $2 and $5 in 2019 and $155 and $330 in 2018, respectively	5	(406)	(14)	(868)

Unrealized holding gain (loss) on investments classified as available-for-sale	26	(3)	47	(3)
Total other comprehensive (loss) income	(565)	(57)	(1,687)	1,194

Comprehensive (loss) income	$(3,754)	$11,557	$5,628	$27,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	(Loss)	Earnings	Equity

Balances at December 31, 2018	$171	$24	$142,177	$204	$200,566	$343,142
Net income	-	-	-	-	4,433	4,433
Other comprehensive income	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$(228)	$204,999	$347,737
Net income	-	-	-	-	6,071	6,071
Other comprehensive loss	-	-	-	(690)	-	(690)
Stock-based employee compensation expense reversal	-	-	(1,433)	-	-	(1,433)
Issuance of restricted shares, net	-	-	-	-	-	-
Balances at June 30, 2019	$172	$24	$141,337	$(918)	$211,070	$351,685
Net loss	-	-	-	-	(3,189)	(3,189)
Other comprehensive loss	-	-	-	(565)	-	(565)
Stock-based employee compensation expense	-	-	597	-	-	597
Issuance of restricted shares, net	-	-	(94)	-	-	(94)
Balances at September 30, 2019	$172	$24	$141,840	$(1,483)	$207,881	$348,434

	For the Three and Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	(Loss)	Earnings	Equity

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201
Net income	-	-	-	-	4,417	4,417
Effect of adoption of ASU 2014-09	-	-	-	-	591	591
Other comprehensive income	-	-	-	671	-	671
Stock-based employee compensation expense	-	-	826	-	-	826
Issuance of restricted shares, net	-	-	(18)	-	-	(18)
Balances at March 31, 2018	$171	$24	$138,050	$964	$162,479	$301,688
Net income	-	-	-	-	9,971	9,971
Other comprehensive loss	-	-	-	580	-	580
Stock-based employee compensation expense	-	-	937	-	-	937
Issuance of restricted shares, net	-	-	375	-	-	375
Balances at June 30, 2018	$171	$24	$139,362	$1,544	$172,450	$313,551
Net income	-	-	-	-	11,614	11,614
Other comprehensive loss	-	-	-	(57)	-	(57)
Stock-based employee compensation expense	-	-	1,105	-	-	1,105
Issuance of restricted shares, net	-	-	(63)	-	-	(63)
Balances at September 30, 2018	$171	$24	$140,404	$1,487	$184,064	$326,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Nine months ended September 30, (unaudited)
	2019	2018
Cash flows from operating activities:
Net income	$7,315	$26,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable	13	168
Reversal of gain on sales to equity method investee	(7)	(185)
Depreciation and amortization	61,250	56,370
Amortization of deferred financing fees	110	111
Deferred income tax expense	4,632	9,172
Income tax benefit arising from restricted share vesting and stock options exercised	4	19
Stock-based compensation expense	426	3,243
Income from equity method investment	(7,548)	(5,407)
Return on investment in affiliated company	1,225	-
(Gain) loss on disposition of property and equipment	(2,137)	433
Return on investment in available-for-sale securities	(4)	(6)
Changes in operating assets and liabilities:
Receivables and advances	(9,099)	(4,717)
Prepaid expenses and other assets	(977)	(2,763)
Inventory and supplies	(111)	(102)
Insurance and claims accrual	539	1,553
Operating lease right-of-use asset amortization/accretion	333	-
Accounts payable and accrued expenses	(16,162)	17,723
Net cash flows provided by operating activities	39,803	101,614

Cash flows from investing activities:
Acquisition of Landair Holdings, Inc., net of cash acquired	-	(106,060)
Purchase of available-for-sale securities	(1,380)	(1,496)
Acquisition of property and equipment	(129,403)	(44,528)
Proceeds from disposition of property and equipment	31,235	49,302
Net cash flows used by investing activities	(99,548)	(102,782)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(664)	605
Proceeds from issuance of notes payable	102,796	83,746
Repayments of notes payable	(30,538)	(73,376)
Repayments of finance lease obligations	(4,232)	(2,608)
Proceeds under revolving credit facility	1,257,755	1,153,310
Repayments under revolving credit facility	(1,247,942)	(1,156,162)
Payment of minimum tax withholdings on stock compensation	(762)	(81)
Debt refinancing costs	-	(10)
Net cash flows provided by financing activities	76,413	5,424

Net change in cash and cash equivalents	16,668	4,256

Cash and cash equivalents at beginning of period	23,127	15,356
Cash and cash equivalents at end of period	$39,795	$19,612

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The adoption of this ASU resulted in the initial recognition of operating lease assets of $40.1 million and liabilities totaling approximately $41.0 million, comprised of $15.3 million of current operating lease obligations and $25.7 million of long-term operating lease obligations.

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

Note 2.	(Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 261,000 anti-dilutive shares for the three months ended September 30, 2019. There were no outstanding stock options at September 30, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net (loss) income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(3,189)	$11,614	$7,315	$26,002
Denominator:
Denominator for basic (loss) income per share – weighted-average shares	18,458	18,343	18,426	18,337
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	261	154	194	111
Denominator for diluted (loss) income per share adjusted weighted-average shares and assumed conversions	18,719	18,497	18,620	18,448

Net (loss) income per share:
Basic net (loss) income per share	$(0.17)	$0.63	$0.40	$1.42
Diluted net (loss) income per share	$(0.17)	$0.63	$0.39	$1.41

Note 3.	Segment Information

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

The following table summarizes our revenue by our two reportable segments, Truckload and Managed Freight, disaggregated to the operating fleet level as used by our chief operating decision maker in making decisions regarding allocation of resources and assets, organized first by reportable segment (i.e. Truckload and Managed Freight) and then by operating fleet for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total Revenues:

Truckload Segment:
Expedited	$68,306	$84,202	$197,557	$250,553
Dedicated	82,692	74,493	243,436	164,966
Refrigerated	19,368	33,672	68,107	102,107
OTR	4,592	4,686	13,926	4,686
Truckload Revenues	174,958	197,053	523,026	522,312

Managed Freight Segment:
Brokerage	24,016	26,159	68,601	68,741
TMS	9,323	6,991	27,124	6,991
Shuttle & Switching	3,693	3,451	10,990	3,451
Warehouse	8,469	8,258	25,091	8,258
Factoring	2,455	1,391	6,561	3,434
Managed Freight Revenues	47,956	46,250	138,367	90,875

Total	$222,914	$243,303	$661,393	$613,187

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of September 30, 2019 has decreased by $0.8 million since December 31, 2018 as the result of the settlement of our uncertain tax position and the reversal of any interest accrued.

The net deferred tax liability of $81.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2019, for $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Debt and Lease Obligations

Current and long-term debt and lease obligations consisted of the following at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$13,724	$-	$3,911
Revenue equipment installment notes; weighted average interest rate of 3.8% at September 30, 2019, and 3.7% at December 31, 2018, due in monthly installments with final maturities at various dates ranging from October 2019 to July 2023, secured by related revenue equipment	46,876	193,089	27,809	139,115

Real estate notes; interest rate of 3.8% at September 30, 2019 and 4.1% at December 31, 2018 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,081	22,947	1,048	23,763
Deferred loan costs	(147)	(44)	(147)	(154)
Total debt	47,810	229,716	28,710	166,635
Principal portion of finance lease obligations, secured by related revenue equipment	7,164	29,097	5,374	35,119
Principal portion of operating lease obligations, secured by related revenue equipment	17,875	36,916	-	-
Total debt and lease obligations	$72,849	$295,729	$34,084	$201,754

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $13.7 million of borrowings outstanding under the Credit Facility as of September 30, 2019, undrawn letters of credit outstanding of approximately $35.2 million, and available borrowing capacity of $46.0 million. The interest rate on outstanding borrowings as of September 30, 2019, was 5.8% on $13.7 million of base rate loans and there were no outstanding LIBOR loans. Based on availability as of September 30, 2019 and 2018, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2019 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $212.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. As of September 30, 2019, there were 439,370 remaining of the 2,300,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is the recognition of approximately $0.6 million and $1.1 million stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and the recognition of less than $0.1 million and approximately $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. All stock compensation expense recorded in 2019 and 2018 relates to restricted shares, as no unvested options were outstanding during these periods. An additional $0.4 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and nine-month periods ended September 30, 2019 and 2018, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2019, certain participants elected to forfeit receipt of an aggregate of 35,735 shares of Class A common stock at a weighted average per share price of $21.33 based on the closing price of our Class A common stock on the dates the shares vested in 2019, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.8 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 7.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2019.

Also, in February, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2019.

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

We had $35.2 million and $36.3 million of outstanding and undrawn letters of credit as of September 30, 2019 and December 31, 2018, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 8.	Leases

We finance a portion of our revenue equipment, office and terminal properties, computer and office equipment, and other equipment using leases. A number of these leases include one or more options to renew or extend the agreements beyond the expiration date or to terminate the agreement prior to the lease expiration date, and such options are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Our lease obligations do not typically include residual value guarantees or material restrictive covenants. A summary of our lease obligations at September 30, 2019 are as follows:

(dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Finance lease cost:
Amortization of right-of-use assets	$1,406	$4,225
Interest on lease liabilities	210	644
Operating lease cost	6,167	17,824

Total lease cost	$7,783	$22,693

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,146	3,589
Operating cash flows from operating leases	6,167	17,824
Financing cash flows from finance leases	210	644
Right-of-use assets obtained in exchange for new operating lease liabilities	20,096	26,421
Weighted-average remaining lease term—finance leases		3.0 years
Weighted-average remaining lease term—operating leases		3.5 years
Weighted-average discount rate—finance leases		3.0%
Weighted-average discount rate—operating leases		5.0%

Right-of-use assets of $53.4 million for operating leases and $35.3 million for finance leases are included in net property and equipment in our Condensed Consolidated Balance Sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset.

Our future minimum lease payments as of September 30, 2019, summarized as follows by lease category:

(in thousands)	Operating	Finance
2019 (1)	$5,381	$8,151
2020	19,075	8,074
2021	15,281	9,960
2022	13,050	11,245
2023	4,835	362
Thereafter	2,431	1,119
Total minimum lease payments	$60,053	$38,911
Less: amount representing interest	(5,260)	(2,650)
Present value of minimum lease payments	$54,793	$36,261
Less: current portion	(17,875)	(7,164)
Lease obligations, long-term	$36,918	$29,097

(1) Excludes the nine months ended September 30, 2019

Note 9.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no and $0.1 million tractors or trailers to TEL during the nine-months ended September 30, 2019 and 2018, respectively, and we received $7.1 million and $5.9 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million and $0.2 million for the nine-months ended September 30, 2019 and 2018, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at September 30, 2019, are being carried as a reduction in our investment in TEL.  At September 30, 2019 and December 31, 2018, we had accounts receivable from TEL of $1.2 million and $5.1 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2019 net income through September 30, 2019, or $7.5 million. We received an equity distribution from TEL of $1.2 million during the nine-months ended September 30, 2019 and none for the same 2018 period.  Our investment in TEL, totaling $32.4 million and $26.1 million, at September 30, 2019 and December 31, 2018, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.
See TEL's summarized financial information below:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Total Assets	$388,116	$299,864
Total Liabilities	331,219	254,919
Total Equity	$56,897	$44,945

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$30,709	$25,437	$82,683	$74,152
Cost of Sales	6,302	6,568	17,213	23,738
Operating Expenses	16,634	12,493	42,775	34,322
Operating Income	7,773	6,376	22,695	16,092
Net Income	$4,585	$4,369	$14,452	$10,850

Note 10.	Goodwill and Other Assets

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

The allocation of the purchase price has been subject to change based on finalization of the valuation of long-lived and intangible assets and self-insurance reserves, as well as our ongoing evaluation of Landair's accounting principles for consistency with ours. The assignment of goodwill and intangible assets to our reportable segments was completed as of June 30, 2019. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)

Balance at December 31, 2018	$41,598
Post-acquisition goodwill adjustments	920
Balance at September 30, 2019	$42,518

A summary of other intangible assets as of September 30, 2019 and December 31, 2018 is as follows:

(in thousands)	September 30, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name	$4,400	$(367)	$4,033	165
Non-Compete agreement	1,400	(350)	1,050	45
Customer relationships	28,200	(2,937)	25,263	129
Total	$34,000	$(3,654)	$30,346

	December 31, 2018
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name	$4,400	$(147)	$4,253	174
Non-Compete agreement	1,400	(140)	1,260	54
Customer relationships	28,200	(1,175)	27,025	138
Total	$34,000	$(1,462)	$32,538

The above intangible assets have a weighted average remaining life of  131 months as September 30, 2019. The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2019	$731
2020	2,923
2021	2,923
2022	2,923
2023	2,783
Thereafter	18,063

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future results at SRT, future third party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirement, future customer relationships, expected debt reduction, future driver market conditions, expected cash flows, expected operating income and earnings per share improvements, future investments in and growth of our segments and services, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), future effects of the Landair acquisition, our internal control remediation plan, the anticipated impact of our investment in TEL, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, among others, are forward-looking statements.  Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The freight environment third quarter was much weaker than the 2018 quarter, as excess industry-wide trucking capacity and weak shipping demand combined to pressure both freight rates and volumes.  In addition, new and incumbent freight brokers placed additional pressure on the irregular route truckload market by competing for market share based on what we view as unsustainable pricing. In general, our dedicated Truckload and Managed Freight operations were profitable and exhibited moderate year-over-year market volatility.   Our irregular route expedited and refrigerated truckload operations exhibited significant volatility and swung to being unprofitable for the quarter, with the largest factors being lower rate per mile and combined insurance and capital cost increases versus the prior year quarter.

The main positives in the third quarter were 1) consistent demand and profitability from our Landair dedicated and managed freight businesses in a difficult freight economy, 2) steady earnings contributed from our investment in Transport Enterprise Leasing, and 3) increasing our percentage of operating trucks with automatic transmissions to over 95%. The main negatives in the quarter were 1) the operating margin declines of our expedited and solo refrigerated service offerings, 2) an approximate 9.5% year-over-year decrease in average freight revenue per truck for our Truckload segment, 3) increased Truckload operating costs on a per mile basis, most notably from unfavorable group health, workers’ compensation and casualty insurance expense, net fuel costs, and capital costs, and 4) the $34.3 million quarterly increase in our total net indebtedness primarily related to the delay of proceeds from disposals of used revenue equipment to adequately offset the expenditures for a large portion of our annual new tractor deliveries during the quarter.

Additional items of note for the third quarter of 2019 include the following:

●
Total revenue of $222.9 million, a decrease of 8.4% compared with the third quarter of 2018, and freight revenue of $199.8 million (which excludes revenue from fuel surcharges), a decrease of 6.9% compared with the third quarter of 2018;

●	Operating loss of $1.9 million, compared with operating income of $16.2 million in the third quarter of 2018;

●	Net loss of $3.2 million, or $0.17 per basic and diluted share, compared with net income of $11.6 million , or $0.63 per basic and diluted share, in the third quarter of 2018;

●	With available borrowing capacity of $46.0 million under our Credit Facility at September 30, 2019, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased to $48.0 million in the 2019 quarter from $46.3 million in the 2018 quarter and operating income decreased to $3.7 million in the 2019 quarter from $4.2 million in the 2018 quarter;

●	Our equity investment in TEL provided $2.1 million of pre-tax earnings in the third quarter of both 2019 and 2018;

●	Since December 31, 2018, total indebtedness, net of cash and including operating lease liabilities, increased by $74.3 million to $328.8 million; and

●	Stockholders' equity and tangible book value at September 30, 2019, were $348.4 million and $275.6 million, respectively.

For the fourth quarter of 2019, we expect to remain an important provider in our customers’ peak season supply chains.  However, given the current imbalance of capacity and demand, we expect pricing and volume levels to remain subdued compared with the last several holiday peak seasons. Our focus will be on identifying opportunities to improve the performance of our one-way truckload service offerings and adding more predictable long-term contracts in our dedicated truckload, transportation management and warehousing service offerings.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2019	OR %	2018	OR %	2019	OR %	2018	OR %
Total revenue	$222,914		$243,303		$661,393		$613,187
Total operating expenses	224,845	100.9%	227,122	93.3%	649,054	98.1%	576,516	94.0%
Operating (loss) income	$(1,931)		$16,181		$12,339		$36,671

Adjusted Operating Ratio:	2019	Adj. OR %	2018	Adj. OR %	2019	Adj. OR %	2018	Adj. OR %
Total revenue	$224,914		$243,303		$661,393		$613,187
Fuel surcharge revenue:	(23,082)		(28,680)		(70,882)		(77,466)
Freight revenue (total revenue, excluding fuel surcharge)	199,832		214,623		590,511		535,721

Total operating expenses	224,845		227,122		649,054		576,516
Adjusted for:
Fuel surcharge revenue	(23,082)		(28,680)		(70,882)		(77,466)
Amortization of intangibles	(731)		(731)		(2,192)		(731)
Adjusted operating expenses	201,032	100.6%	197,711	92.1%	575,980	97.5%	498,319	93.0%
Adjusted operating (loss) income	$(1,200)		$16,912		$14,531		$37,402

Revenue and Expenses

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as parcel freight forwarders, less-than-truckload carriers, and third party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers. Our four service offerings within the Truckload segment are primarily truckload based and as such we generally dedicate an entire trailer to one customer from origin to destination. We also generate revenue through providing ancillary services, including freight brokerage and logistics services, warehousing, and accounts receivable factoring.

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

Managed Freight is comprised primarily of freight brokerage, transportation management services ("TMS"), and shuttle and switching services. These service offerings are aggregated due to similar margins and customers. Also included within Managed Freight are our warehousing and accounts receivable factoring businesses, neither of which meets the quantitative or qualitative reporting thresholds individually or in the aggregate. but only accounted for $25.1million and $6.6 million of our revenue, respectively, during the nine months ended September 30, 2019.

Revenue Equipment

At September 30, 2019, we operated 3,004 tractors and 6,822 trailers. Of such tractors, 1,878 were owned, 812 were financed under operating leases, and 314 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,203 were owned and 1,619 were financed under finance type leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2019, our fleet had an average tractor age of 2.0 years and an average trailer age of 4.1 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Freight revenue	$199,832	$214,623	$590,511	$535,721
Fuel surcharge revenue	23,082	28,680	70,882	77,466
Total revenue	$222,914	$243,303	$661,393	$613,187

For the quarter ended September 30, 2019, total revenue decreased approximately $20.4 million, or 8.4%, to $222.9 million from $243.3 million in the 2018 quarter. Freight revenue decreased approximately $14.8 million, or 6.9%, to $199.8 million for the quarter ended September 30, 2019, from $214.6 million in the 2018 quarter, while fuel surcharge revenue decreased $5.6 million quarter-over-quarter. The decrease in freight revenue resulted from a $16.5 million decrease in freight revenue from our Truckload segment and a $1.7 million increase in freight revenue from our Managed Freight segment.

The $16.5 million decrease in Truckload revenue relates to a 9.5% decrease in average freight revenue per tractor per week from the 2018 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2019 is the result of a 10.9 cents per mile (or 5.5%) decrease in average rate per total mile and a 4.2% decrease in average miles per unit compared to the 2018 quarter.  Team-driven trucks decreased to an average of 829 teams in the third quarter of 2019, a decrease of approximately 5.9% from the average of 881 teams in the third quarter of 2018.

For the nine-month period ended September 30, 2019, total revenue increased $48.2 million, or 7.9% to $661.4 million from $613.2 million in the 2018 period.  Freight revenue increased $54.8 million, or 10.2%, to $590.5 million for the nine months ended September 30, 2019, from $535.7 million  in the 2018 period, while fuel surcharge revenue decreased $6.6 million period-over-period. The increase in freight revenue resulted from a $47.0 million increase in freight revenue from our Managed Freight segment, as well as a $7.8 million increase in freight revenue from our Truckload segment.

The  $7.8 million  increase in Truckload freight revenue relates to a 344, or 12.5%, increase in average number of units compared to the 2018 period, partially offset by a 9.6%  decrease in average freight revenue per tractor per week from the 2018 period.  The decrease in average freight revenue per tractor per week for the nine months ended September 30, 2019 is the result of a 9.1% decrease in average miles per unit and a 0.8 cent per mile decrease in average rate per total mile.  Team driven units decreased approximately 4.4% to an average of 845 teams for the nine-month period ended September 30, 2019 compared to an average of 884 teams during the same 2018 period.

Managed Freight total revenue increased  $1.7 million comparing the 2019 and 2018 quarters, and $47.5 million comparing the 2019 period and 2018 period, primarily as a result of growth in Landair’s contribution to combined Managed Freight operations compared with 2018. Additionally, our brokerage subsidiary contributed $1.6 million more revenue for the nine months ended September 30, 2019 compared to the same 2018 period.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Salaries, wages, and related expenses	$84,093	$86,249	$239,376	$211,621
% of total revenue	37.7%	35.4%	36.2%	34.5%
% of freight revenue	42.1%	40.2%	40.5%	39.5%

Salaries, wages, and related expenses decreased approximately $2.2 million, or 2.5%, for the three months ended September 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, salaries, wages, and related expenses increased to 37.7% of total revenue for the three months ended September 30, 2019, from 35.4% in the same quarter in 2018. As a percentage of freight revenue, salaries, wages, and related expenses increased to 42.1% of freight revenue for the three months ended September 30, 2019, from 40.2% in the same quarter in 2018.  The decrease of $2.2 million is the result of reduced non-driver wages related to lower variable incentive compensation mostly offset by increases in driver wages, workers' compensation insurance, and group health insurance for the three months ended September 30, 2019.

For the nine months ended September 30, 2019, salaries, wages, and related expenses increased approximately $27.8 million, or 13.1%, compared with the same period in 2018.  As a percentage of total revenue, salaries, wages, and related expenses increased to 36.2% of total revenue for the nine months ended September 30, 2019, from 34.5% for the nine months ended September 30, 2018.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.5% of freight revenue for the nine months ended September 30, 2019, from 39.5% in the same period in 2018. These increases are primarily due to increased headcount from the 2018 Landair acquisition, driver and non-driver pay increases since the first quarter of 2018, and increases in workers' compensation insurance and group health insurance compared to the nine months ended September 30, 2018.

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

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fuel expense	$28,812	$33,428	$85,859	$89,817
% of total revenue	12.9%	13.7%	13.0%	14.6%
% of freight revenue	14.4%	15.6%	14.5%	16.8%

Total fuel expense decreased $4.6 million to $28.8 million for the three months ended September 30, 2019, compared with $33.4 million the same quarter in 2018. As a percentage of total revenue, total fuel expense decreased to 12.9% of total revenue for the three months ended September 30, 2019, from 13.7% in the same quarter in 2018. As a percentage of freight revenue, total fuel expense decreased to 14.4% of freight revenue for the three months ended September 30, 2019, as compared to 15.6% for the 2018 quarter.

For the nine months ended September 30, 2019, total fuel expense decreased approximately $4.0 million, or 4.4%, compared with the same period in 2018.  As a percentage of total revenue, total fuel expense decreased 1.7% to 13.0% of total revenue for the nine months ended September 30, 2019, from 14.6% in the 2018 period.  As a percentage of freight revenue, total fuel expense decreased to 14.5% of freight revenue from 16.8% for the nine months ended September 30, 2019, compared to the 2018 period.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE decreased $0.21 per gallon in the third quarter of 2019 compared with the same quarter in 2018, and decreased $0.12 per gallon for the nine months ended September 30, 2019 compared to the same period in 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total fuel surcharge	$23,082	$28,680	$70,882	$77,466
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,898	3,388	8,878	9,214
Company fuel surcharge revenue	$20,184	$25,292	$62,004	$68,252
Total fuel expense	$28,812	$33,428	$85,859	$89,817
Less: Company fuel surcharge revenue	20,184	25,292	62,004	68,252
Net fuel expense	$8,628	$8,136	$23,855	$21,565
% of freight revenue	4.3%	3.8%	4.0%	4.0%

Net fuel expense decreased $0.5 million, or 6.0%, and $2.3 million, or 10.6% for the quarter and nine months ended September 30, 2019, as compared to the same 2018 periods. As a percentage of freight revenue, net fuel expense increased to 4.3% from 3.8% for the quarter ended September 30, 2019 and remained even at 4.0% for the nine months ended September 30, 2019, as compared to the 2018 period. The change in net fuel expense is primarily due to a lack of the favorable fuel hedging activity that was present in the 2018 periods, partially offset by lower fuel prices in 2019.  We have not had any fuel hedges in place since December 2018.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operations and maintenance	$14,742	$16,457	$44,814	$40,783
% of total revenue	6.6%	6.8%	6.8%	6.7%
% of freight revenue	7.4%	7.7%	7.6%	7.6%

Operations and maintenance decreased approximately $1.7 million, or 10.4% and increased $4.0 million, or 9.9%, for the quarter and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. As a percentage of total revenue, operations and maintenance decreased to 6.6% and increased to 6.8% of total revenue for the quarter and nine months ended September 30, 2019, respectively, from 6.8% and 6.7% in the same periods in 2018. As a percentage of freight revenue, operations and maintenance decreased to 7.4% and 7.6% of freight revenue for the quarter and nine months ended September 30, 2019, respectively, from 7.7% and 7.6% in the same periods in 2018. The change in operations and maintenance for the three months ended September 30, 2019, is primarily related to the timing of the trade cycle for our tractors as compared to the same 2018 quarter.  For the nine months ended September 30, 2019, the increase is primarily the result of the acquisition of Landair and its respective higher average age of tractor and trailer equipment.

Going forward, we believe this category will fluctuate based on several factors, including expected upgrades to Landair’s fleet, our continued ability to maintain a relatively young fleet in our other operating companies, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue equipment rentals and purchased transportation	$50,428	$47,445	$146,267	$115,525
% of total revenue	22.6%	19.5%	22.1%	18.8%
% of freight revenue	25.2%	22.1%	24.8%	21.6%

Revenue equipment rentals and purchased transportation increased approximately $3.0 million, or 6.3%, for the three months ended September 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 22.6% of total revenue for the three months ended September 30, 2019, from 19.5% in the same quarter in 2018. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 25.2% of freight revenue for the three months ended September 30, 2019, from 22.1% in the same quarter in 2018.

For the nine months ended September 30, 2019, revenue equipment rentals and purchased transportation increased approximately $30.7 million, or 26.6%, compared with the same period in 2018.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 22.1% of total revenue for the nine months ended September 30, 2019, from 18.8% in the same period in 2018.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 24.8% of freight revenue for the nine months ended September 30, 2019, from 21.6% in the same period in 2018.

These increases were primarily the result of a more competitive market for sourcing third party capacity in our existing Managed Freight segment.  Additionally, for the nine months ended September 30, 2019, the acquisition of Landair's managed freight business added to overall purchased transportation cost but is less reliant on purchased transportation to generate revenue, compared to our existing brokerage and logistics services. Further, the percentage of the total miles run by independent contractors increased from 11.9% and 11.8% for the three and nine months ended September 30, 2018, respectively, to 12.4% and 12.7% for the same 2019 periods.

We expect revenue equipment rentals to decrease as a percentage of our total equipment during the fourth quarter of 2019 as a result of the timing of our trade cycle and for 2020 we anticipate our revenue equipment rentals to approximate 2019 levels.

We expect purchased transportation to increase as we seek to grow our Managed Freight segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating taxes and licenses	$3,170	$3,377	$9,719	$8,649
% of total revenue	1.4%	1.4%	1.5%	1.4%
% of freight revenue	1.6%	1.6%	1.6%	1.6%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Insurance and claims	$14,051	$12,675	$35,758	$31,269
% of total revenue	6.3%	5.2%	5.4%	5.1%
% of freight revenue	7.0%	5.9%	6.1%	5.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $1.4 million, or 10.9%  for the three months ended September 30, 2019 compared with the same quarter in 2018. As a percentage of total revenue, insurance and claims increased to 6.3% of total revenue for the  three months ended September 30, 2019, from 5.2% in the same quarter in 2018. As a percentage of freight revenue, insurance and claims increased to 7.0% of freight revenue for the three months ended September 30, 2019, from 5.9% in the same quarter in 2018. Insurance and claims per mile cost increased to 16.7 cents per mile in the third quarter of 2019 compared to 14.5 cents per mile in the third quarter of 2018. These increases are due to an increase in frequency of incidents and an increase in overall cost per claim.
For the nine months ended September 30, 2019, insurance and claims increased approximately $4.5 million, or 14.4%, compared with the same period in 2018.  As a percentage of total revenue, insurance and claims increased to 5.4% of total revenue for the nine months ended September 30, 2019 from 5.1% in the same 2018 period. As a percentage of freight revenue, insurance and claims increased to 6.1% of freight revenue for the nine months ended September 30, 2019, compared to 5.8% for the same period in 2018. Insurance and claims cost per mile increased to 14.3 cents per mile in the nine months ended September 30, 2019 from 13.0 cents per mile in the same 2018 period. The per mile increase is primarily the result of inflation in overall expected cost per claim, development on prior period claims during the nine months ended September 30, 2019, and increased frequency of incidents compared to the same 2018 period.
Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date the policy premium release refund could range from zero to $4.9 million, depending on actual claims settlements in the future. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at September 30, 2019.

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Communications and utilities	$1,791	$1,810	$5,269	$5,216
% of total revenue	0.8%	0.7%	0.8%	0.9%
% of freight revenue	0.9%	0.8%	0.9%	1.0%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General supplies and expenses	$7,685	$6,391	$21,701	$16,833
% of total revenue	3.4%	2.6%	3.3%	2.7%
% of freight revenue	3.8%	3.0%	3.7%	3.1%

General supplies and expenses increased approximately $1.3 million, or 20.2%, for the three months ended September 30, 2019, compared with the same quarter in 2018.  As a percentage of total revenue, general supplies and expenses increased to 3.4% of total revenue for the three months ended September 30, 2019, compared to 2.6% for the same quarter in 2018.  As a percentage of freight revenue, general supplies and expenses increased to 3.8% of freight revenue for the three months ended September 30, 2019, from 3.0% in the same quarter in 2018.
For the nine months ended September 30, 2019, general supplies and expenses increased  $4.9 million, or 28.9%, compared with the same period in 2018.  As a percentage of total revenue, general supplies and expenses increased to 3.3% of total revenue for the nine months ended September 30, 2019, from 2.7% in the same period in 2018.  As a percentage of freight revenue, general supplies and expenses increased to 3.7% of freight revenue for the nine months ended September 30, 2019, from 3.1% in the same period in 2018.
The increases for the quarter ended September 30, 2019 primarily relate to investments made in strategic planning and the process improvement review within the Company. The increases for the  nine months ended September 30, 2019 primarily relate to the additional general supplies and expenses of Landair as a result of the acquisition of Landair in the third quarter of 2018, partially offset by increased legal and professional expenses incurred during the second quarter of 2018 related to that acquisition.  Landair contributed $5.8 million to general supplies and expenses for the nine months ended September 30, 2019 compared to $2.1 million for the three and nine-months ended September 30, 2018.  For the fourth quarter of 2019, we expect the changes in general supplies and expenses versus prior year periods to approximate those of the third quarter as we continue to invest in additional process review and improvement initiatives.  Thereafter, we expect the changes to moderate compared to prior year periods.

Depreciation and amortization, including gains and losses on disposition of property and equipment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization, including gains and losses on disposition of property and equipment	$20,073	$19,290	$60,291	$56,803
% of total revenue	9.0%	7.9%	9.1%	9.3%
% of freight revenue	10.0%	9.0%	10.2%	10.6%

Depreciation and amortization, including gains and losses on disposition of property and equipment ("depreciation and amortization"), consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets, as well as amortization of intangible assets.  Depreciation and amortization increased by $0.8 million, or 4.1%, for the three months ended September 30, 2019, compared with the same quarter in 2018. As a percentage of total revenue, depreciation and amortization increased to 9.0% of total revenue for the three months ended September 30, 2019, from 7.9% in the same quarter in 2018.  As a percentage of freight revenue, depreciation and amortization increased to 10.0% of freight revenue for the three months ended September 30, 2019, from 9.0% in the same quarter in 2018.

For the nine months ended September 30, 2019, depreciation and amortization increased approximately $3.5 million, or  6.1%, compared with the same period in 2018. As a percentage of total revenue, depreciation and amortization decreased to 9.1% of total revenue for the nine months ended September 30, 2019 from 9.3% in the same period in 2018.  As a percentage of freight revenue, depreciation and amortization decreased to 10.2% of freight revenue for the nine months ended September 30, 2019 from 10.6% in the same period in 2018.

Excluding gains and losses, depreciation increased $1.3 million and $3.4 million to $20.1 million and $59.1 million for the quarter and nine months ended September 30, 2019, respectively, compared to $18.8 million and $55.6 million in the same 2018 periods. Gains on the sale of property and equipment were $0.8 million and $1.0 million in the three and nine months ended September 30, 2019, respectively, compared to gains of $0.3 million  and losses of $0.4 million in the same 2018 periods. Amortization of intangible assets were $0.7 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, compared to $0.7 million in the 2018 periods, due to the Landair acquisition.

We expect depreciation and amortization, including amortization of intangible assets, to remain relatively consistent going forward. However, if the used tractor market were to decline, we could have to adjust residual values and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest expense, net	$2,992	$2,460	$8,121	$6,360
% of total revenue	1.3%	1.0%	1.2%	1.0%
% of freight revenue	1.5%	1.1%	1.4%	1.2%

Interest expense, net increased approximately $0.5 million, or 21.6%, for the three months ended September 30, 2019 compared with the same quarter in 2018.  As a percentage of total revenue, interest expense, net increased to 1.3% of total revenue for the three months ended September 30, 2019 compared to 1.0% for the same quarter in 2018.  As a percentage of freight revenue, interest expense, net increased to 1.5% of freight revenue for the three months ended September 30, 2019, from 1.1% in the same quarter in 2018.  These increases are primarily the result of an increase in our balance sheet debt and capital leases of $78.0 million to $313.8 million as of the three months ended September 30, 2019 from $235.8 million as of the same quarter in 2018, as well as an increase in our weighted average interest rate for the same period.

For the nine months ended September 30, 2019, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income from equity method investment	$2,138	$2,142	$7,548	$5,407

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended September 30, 2019 our income from equity method investment remained consistent at $2.1 million, while it increased $2.1 million for the nine months ended September 30, 2019 . The increase in TEL's contributions to our results for the nine months ended September 30, 2019 is primarily due to growth in TEL’s lease offerings compared to the same 2018 periods. We expect the impact on our earnings resulting from our investment in TEL to improve year-over-year, based on the fixed nature of lease revenue and expenses and the growth experienced during 2018 and 2019.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax expense	$404	$4,249	$4,451	$9,716
% of total revenue	0.2%	1.7%	0.7%	1.6%
% of freight revenue	0.2%	2.0%	0.8%	1.8%

Income tax expense decreased approximately $3.8 million, or 90.5%, for the three months ended September 30, 2019, compared with the same quarter in 2018.  As a percentage of total revenue, income tax expense  decreased to 0.2% of total revenue for the three months ended September 30, 2019, from 1.7% in the same quarter in 2018.  As a percentage of freight revenue, income tax expense decreased to 0.2% of freight revenue for the three months ended September 30, 2019, from 2.0% in the same quarter in 2018.

For the nine months ended September 30, 2019, income tax expense decreased approximately $5.3 million, or 54.2%, compared with the same period in 2018.  As a percentage of total revenue, income tax expense decreased to 0.7% of total revenue for the nine months ended September 30, 2019, from 1.6% in the same period in 2018.  As a percentage of freight revenue, income tax expense decreased to 0.8% of freight revenue for the nine months ended September 30, 2019, from 1.8% in the same period in 2018.

These decreases were primarily related to the $18.6 million and $24.0 million decreases in the pre-tax income in the three- and nine-month periods ended September 30, 2019, respectively, compared to the same 2018 periods, resulting from the decline in operating income as discussed above, partially offset by the contribution from TEL’s earnings noted above.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2019 effective income tax rate to be approximately 30.6%.

RESULTS OF SEGMENT OPERATIONS

We have two reportable segments, truckload services, which we refer to as Truckload, and Managed Freight. Our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide, transportation management services, and shuttle and switching services. These service offerings are aggregated due to similar margins and customers. Also included within Managed Freight are our warehousing and accounts receivable factoring businesses, neither of which meets the quantitative or qualitative reporting thresholds individually or in the aggregate, but only account for $25.1 million and $6.6 million of our 2019 revenue, respectively.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table summarizes financial and operating data by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Truckload	$174,958	$197,053	$523,026	$522,312
Managed Freight	47,956	46,250	138,367	90,875
Total	$222,914	$243,303	$661,393	$613,187

Operating (Loss) Income:
Truckload	$(5,618)	$11,960	$839	$29,055
Managed Freight	3,687	4,221	11,500	7,616
Total	$(1,931)	$16,181	$12,339	$36,671

For the 2019 quarter, Truckload total revenue decreased $22.1 million due to a $16.5 million decrease in freight revenue, as well as a $5.7 million decrease in fuel surcharge revenue. The decrease in Truckload freight revenue relates to a 9.5% decrease in average freight revenue per tractor per week from the 2018 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2019 is the result of a 10.9 cents per mile (or 5.5%) decrease in average rate per total mile and a 4.2% decrease in average miles per unit compared to the 2018 quarter.  Team-driven trucks decreased to an average of 829 teams in the third quarter of 2019, a decrease of approximately 5.9% from the average of 881 teams in the third quarter of 2018.

For the nine-month period ended September 30, 2019, Truckload total revenue increased $0.7 million due to a $7.8 million increase in freight revenue, partially offset by a $7.0 million decrease in fuel surcharge revenue  period-over-period. The increase in Truckload freight revenue relates to a 344, or 12.5%, increase in average number of units compared to the 2018 period, partially offset by a 9.6% decrease in average freight revenue per tractor per week from the 2018 period.  The decrease in average freight revenue per tractor per week for the nine months ended September 30, 2019 is the result of a 9.1% decrease in average miles per unit and a 0.8 cent per mile decrease in average rate per total mile.  Team driven units decreased approximately 4.4% to an average of 845 teams for the nine-month period ended September 30, 2019 compared to an average of 884 teams during the same 2018 period.

Our Truckload operating income was $17.6 million and $28.2 million lower for the 2019 quarter and nine months ended September 30, 2019 than for the same 2018 periods, due to an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to the abovementioned increases in workers' compensation insurance, group health insurance, insurance and claims expense, and purchased transportation. These increases were partially offset by increases in revenue.

Managed Freight revenue increased $1.7 million quarter-over-quarter and $47.5 million for the nine months ended September 30, 2019, primarily as a result of growth in Landair’s contribution to combined Managed Freight operations compared with 2018.   Additionally, our brokerage subsidiary contributed $1.6 million more revenue for the nine months ended September 30, 2019 compared to the same 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward dedicated, transportation management services, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $93.2 million and $84.3 million at September 30, 2019 and December 31, 2018, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2019, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, finance leases, and/or from the Credit Facility. With a relatively young average fleet age at September 30, 2019, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2019 and December 31, 2018, we had $368.6 million and $235.8 million in long-term debt and lease obligations, respectively, consisting of the following:

●	$13.7 million and $3.9 million in outstanding borrowings under the Credit Facility, respectively;

●	$240.0 million and $166.9 million in revenue equipment installment notes, respectively;

●	$24.0 million and $24.8 million in real estate notes, respectively;

●	$0.2 million and $0.3 million in deferred loan costs (which reduce long-term debt) , respectively;

●	$36.3 million and $40.5 million of the principal portion of financing lease obligations, respectively; and

●	$54.8 million and $0 of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to the purchase of new company tractors through installment notes in the first nine months of 2019. The increase in operating lease obligations was primarily due to our adoption of Topic 842, Leases.

As of September 30, 2019, we had undrawn letters of credit outstanding of approximately $35.2 million and available borrowing capacity of $46.0 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 5, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Cash Flows

Net cash flows provided by operating activities decreased $61.8 million for the nine-month period ended September 30, 2019 compared with the same 2018 period, primarily due to the timing and amount of payments on our accrued expenses and trade accounts in the 2019 period compared to the same 2018 period, as well as net income of $7.3 million for the nine-month period ended September 30, 2019 compared with $26.0 million for the same 2018 period.

Net cash flows used by investing activities was $99.5 million for the nine months ended September 30, 2019, compared to $102.8 million in the same 2018 period. The change in net cash flows used by investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 1,211 new company tractors and disposed of approximately 486 used tractors in the 2019 period compared to delivery and disposal of approximately 525 and 611 tractors, respectively in the same 2018 period.
Net cash flows provided by financing activities was approximately $76.4 million for the nine-months ended  September 30, 2019, compared to $5.4 million in the same 2018 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds from our notes payable and Credit Facility of $82.1 million in 2019 compared to $7.5 million in the same 2018 period as a result of more new company tractors purchased and fewer disposed tractors, as discussed above, compared to the same 2018 period, partially offset by additional borrowings in the 2018 period in anticipation of funding the July 2018 acquisition of Landair.
Going forward, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended September 30, 2019 , there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2019, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2018 Annual Report on Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra low sulfur diesel ("ULSD"). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. At September 30, 2019, there are no remaining fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $1.5 million. This sensitivity analysis considers that we expect to purchase approximately 11.7 million gallons of diesel during the remainder of 2019, with an assumed fuel surcharge recovery rate of 82.6% of the cost (which was our fuel surcharge recovery rate during the nine months ended September 30, 2019).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016 and 2017, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at September 30, 2019 and December 31, 2018 of less than $0.1 million and $0.3 million, respectively, are included in other short and long-term assets and other short and long-term liabilities, as appropriate based upon each swap agreement's position, in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, less than $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three and nine months ended September 30, 2019, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive income as of September 30, 2019, we expect to reclassify losses of less than $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.
Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $368.6 million of debt and operating and finance leases, we had $45.7 million of variable rate debt outstanding at September 30, 2019, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $24.0 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $8.0 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our September 30, 2019 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.
ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of September 30, 2019.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

Management has been implementing and continues to implement measures designed to address remediation of the control deficiencies that contributed to the material weakness, such that these controls are designed, implemented, and operating effectively. In accordance with our remediation plan, we have and will continue to (i) develop a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (ii) implement controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls; (iii) develop enhanced change-management intake procedures and controls related to changes in IT systems; (iv) implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhance monthly reporting on the remediation measures to the Audit Committee of our Board of Directors.

As of September 30, 2019, we have taken substantial action to implement our remediation plan. We have developed a training program to address ITGCs and related policies. Management has implemented controls to address system generated information, which includes additional testing of financially significant reports and interfaces before any related changes are made to the underlying systems, reports, or data. To address intake procedures, we have added additional procedures to identify changes that could impact systems, data or reports that are financially significant. We have key personnel reviewing information technology management review and testing plans to monitor ITGCs. Finally, management has enhanced reporting to the Audit Committee of our Board of Directors through ongoing review of the Company’s remediation efforts with Audit Committee members during the nine months in fiscal 2019. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are engaged in the testing of these controls.

Changes in Internal Control Over Financial Reporting

Other than the remediation process described above, the implementation of controls that may materially affect internal controls related to Landair, and the implementation of controls related to our adoption of Topic 842, Leases, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2019.

Also, in February, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2019.
We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.
Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements.

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

During the quarter ended September 30, 2019, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 8, 2019	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer