Form 10-K
period 2019-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2020-03-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $157.2 million (based upon the $14.71 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 6, 2020, the registrant had 16,166,822 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 6, 2020, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay, expected improvements to financial and operational measures, future allocation of capital, including equipment purchases and upgrades, future insurance and claims levels and expenses, future impact of pending litigation, future tax rates, expense, and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future investments in and the growth of individual segments and services, expected capital expenditures (including the future mix of lease and purchase obligations), future asset dispositions, future asset utilization and efficiency, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in TEL, future customer relationships, future defaults under debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, future repurchases, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected integration of systems, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, and future operating and maintenance expenses, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.	BUSINESS

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 3,100 tractors and expanded our services to include a wide array of transportation and logistics solutions for our customers. The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2019 revenue. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility.  Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., and Landair Leasing, Inc., (“Landair”), is an example of that commitment.  Landair is a leading for-hire truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems.

As our fleet has grown over three decades and our service platform matured, several important trends dramatically affected the truckload industry and our business. First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors. Second, the cost structure of the truckload business rose dramatically, particularly equipment, driver wages, and, at times, fuel prices and insurance premiums, impacting us and our customers' freight decisions. Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency. Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified driver applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

Results for 2019 were weaker than those of 2018, where we experienced the highest annual earnings in the company's 32-year history. We are proud of the operational improvements we have made, especially in light of headwinds we faced. We believe our return to profitability on a consistent basis since 2012 is the result of redefining and retooling our business model, and as the result of our strategic planning process, whereby we focus on six initiatives that fall under the following key tenets:

●     Organizational Excellence and Entrepreneurial Spirit. In 2019, we re-aligned our management team, added talent, and implemented best practices to bring a new focus to metrics, accountability and ownership.

●     Focus on the Driver. Drivers are the lifeblood of our company and our industry.  We employ a broad range of safety, lifestyle, compensation, equipment technology, and personal recognition methods to convey our respect and appreciation for our drivers and to improve their careers.  A portion of these techniques involve analytics to identify likely candidates, match teams, evaluate recruiting spending, deliver training content to drivers, and design tractor specifications.

●     Focus on the Customer Experience. We offer premium service in sectors where we can make a difference, and we use our brokerage services to cover loads that cannot be as efficiently serviced through our asset based transportation services.  With each interaction, we seek to enhance the value we bring to the customer relationship.

●    Rigorous Capital Allocation Process and Reduce Leverage. Our senior management annually ranks capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. In addition, reducing our leverage ratio has been a primary strategic goal. Our leverage ratio decreased in both 2019 and 2018 as compared to the respective prior years, as we remain focused on investing capital when we can obtain acceptable returns and reducing our leverage. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability.

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

●     Technology. We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently.  Our operational information systems are tailored to the needs of our various service offerings, utilizing software developed internally and purchased off-the-shelf depending on the operational needs. We will continue to seek out technology to improve efficiencies and expand our resources.

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

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety.  Our company-owned tractor fleet has an average age of approximately 2.0 years, which compares favorably to an average U.S. Class 8 tractor age of approximately 7.2 years in 2018. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning.  We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

Reportable Operating Segments and Service Offerings

Our asset based transportation services include two separate reportable operating segments: (i) Highway Services and (ii) Dedicated Contract Services ("Dedicated"), both of which transport full trailer loads of freight from origin to destination without intermediate stops or handling. We provide truckload transportation services primarily throughout the continental United States utilizing equipment we own or lease or equipment owned by independent contractors. Our Highway Services operating segment includes two separate service offerings: (i) Expedited Services ("Expedited") and (ii) Over-the-Road Services ("OTR"), both of which transport one-way freight over nonroutine routes. Our Dedicated operating segment provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.

To complement our asset based transportation services, we also offer non-asset based or asset light logistics services through our Managed Freight and Factoring reportable operating segments. Our Managed Freight reportable operating segment relies heavily on technology and provides: (i) freight brokerage ("Brokerage"), (ii) transportation management services (“TMS”) and (iii) warehousing and shuttle and switching service offerings to our customers.

Our combined asset based and non-asset based capabilities, allow us to transport many types of freight for a diverse customer base. We concentrate on service offerings where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers.  The primary service offerings are further described below:
●	Highway Services
●     Expedited: In our Expedited business, we operate approximately 900 tractors, approximately 800 of which are driven by two-person driver teams.  Our Expedited operations primarily involve high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows that are difficult for competitors to satisfy with solo-driven tractors.  Our Expedited services often involve high value, high security, or time-definite loads for integrated global freight companies, less-than-truckload carriers, manufacturers, and retailers. We believe we are one of the five largest team expedited providers, and that growth in omni-channel, organic food, manufacturing, and e-commerce freight make this an attractive sector.
●     OTR: In our OTR business, we operate approximately 390 tractors, to provide one-way dry van and temperature controlled load capacity for customers with loads that are usually shorter in nature or have fewer delivery standard requirements as compared to our Expedited services.

●     Dedicated

●           In our Dedicated business, we operate approximately 1,700 tractors, approximately 16 of which are driven by two-person driver teams, primarily for manufacturers located across the United States.  The dedicated sector typically involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.  Many of our Dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards. We believe these sectors are growing because of an improved manufacturing environment in the United States, growth in organic produce, customer concerns about trucking capacity, and a need for dependable service.
●	Managed Freight
●     Brokerage: In our Brokerage business, we provide logistics capacity to customers who prefer to handle their freight needs on a more transactional basis or when the freight does not fit our truckload network or profitability requirements by outsourcing the carriage of customers’ freight to contracted third parties.

●     TMS: In our TMS business we provide comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics service needs.

●     Warehousing: In our Warehousing business we empower customers to outsource day-to-day operations of warehouse management. We also provide shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses.

●    Factoring

●          Our Factoring services assist current and potential capacity providers with improving their cash flows through secured invoice factoring services.

We believe this suite of services links our interests with those of our customers and current and potential third party capacity providers.

Additionally, we participate in the market for used equipment sales and leasing through our 49% ownership of Transport Enterprise Leasing, LLC (“TEL”).

The following table reflects the size of each of our service offerings measured by 2019 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Highway Services:
Expedited	29%
OTR	10%
Total Highway Services	39%

Dedicated	36%

Managed Freight:
Brokerage	13%
TMS	5%
Warehousing	6%
Total Managed Freight	24%

Factoring	1%

Total	100%

In our Highway Services and Dedicated segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Highway Services revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main expenses that impact the profitability of our Highway Services and Dedicated segments are the variable costs of transporting freight for our customers. These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors. Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

We measure the productivity of our Highway Services and Dedicated segments with two key performance metrics: average freight revenue per total mile (excluding fuel surcharges) and average miles per tractor.  Additionally, we measure our Highway Services segment with average freight revenue per tractor per week. A description of each follows:

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

A summary of these metrics for our Highway Services segment for 2018 and 2019 is as follows:

	2018	2019
Average freight revenue per total mile	$2.03	$1.93
Average miles per tractor	126,116	124,228
Average freight revenue per tractor per week	$4,908	$4,595

A summary of the key performance metrics for our Dedicated Services segment for 2018 and 2019 is as follows:

	2018	2019
Average freight revenue per total mile	$1.79	$1.81
Average miles per tractor	95,652	91,318
Average freight revenue per tractor per week	$3,275	$3,168

Within our Managed Freight segment, we derive revenue from providing Brokerage, TMS, and warehousing services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Highway Services segment, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network  providing focused customer support through multi-year contracts, and empowering customers to outsource warehousing management including moving containers and trailers in or around freight yards. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

Within our Factoring segment, we derive revenue from purchasing accounts receivables from external asset carriers at a discount and collecting on the accounts receivables from the end consumers.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $7.0 million in 2019 and $7.7 million in 2018. As a result, TEL's results and growth are significant to our current year results and, in our estimation, to our longer-term vision.

Refer to Note 13, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results for 2019 and 2018.

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

Walmart accounted for more than 10% of our consolidated revenue in 2019 and 2018. Walmart was serviced by our Highway Services, Dedicated, and Managed Freight segments. Our top ten customers accounted for approximately 45% and 49% of our total revenue in 2019 and 2018, respectively.

Within our asset based transportation service offerings (Highway Services and Dedicated), we operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In contrast, our two-person driver tractors generally operate in longer lengths of haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers. We expect operating statistics and expenses to shift with the mix of single and team operations.

All of our operating subsidiaries operate on a uniform operational and financial system, except for the Landair subsidiary, which we plan to integrate into our existing systems over the next two years, as we have historically gained efficiencies from our subsidiaries operating on the same platform. We continue moving data into the cloud versus storing on local servers when possible.  We expect to continue to evaluate where we can leverage technology to add further efficiencies across the Company and for our customers.

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

Driver retention remained challenging in 2019, as economic growth provided more employment opportunities that attracted professional drivers. Our average number of teams as a percentage of our fleet decreased for 2019 as compared to 2018. Our average open tractors, including wrecked units, decreased to 3.8% for the year ended December 31, 2019, from approximately 4.5% for the year ended December 31, 2018.

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

We continue to educate our drivers and non-driver personnel regarding the Federal Motor Carrier Safety Administration ("FMCSA") Compliance Safety Accountability program ("CSA").  We believe CSA, in conjunction with other U.S. Department of Transportation ("DOT") regulations, including those related to hours-of-service and ELDs, has reduced and will likely continue to impact effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that are able to successfully manage this regulation-laden environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases the accumulation of miles on tractors and trailers personnel costs as a percentage of revenue, and the number of drivers we must recruit.

We are not a party to any collective bargaining agreement. At December 31, 2019, we employed approximately 3,900 drivers and approximately 1,650 non-driver personnel. At December 31, 2019, we had engaged approximately 300 independent contractor drivers.

Revenue Equipment

At December 31, 2019, we operated 3,021 tractors and 6,739 trailers. Of these tractors, 1,823 tractors were owned, 897 tractors were financed under operating leases, and 301 tractors were provided by independent contractors, who own and drive their own tractors. Of these trailers, 5,136 trailers were owned, 1 trailer was financed under an operating lease, and 1,602 trailers were financed under finance leases. Furthermore, at December 31, 2019, approximately 74.7% of our trailers were dry vans, and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2019, our tractor fleet had an average age of approximately 2.0 years, and our trailer fleet had an average age of approximately 4.2 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2019, all of our tractors were equipped with ELDs, which, electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

Our industry is subject to dynamic factors that significantly affect our operating results.  These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs.  Recently, our industry has experienced softened freight demand, scarcity of qualified truck drivers, decreased fuel costs, a depressed used tractor market, and regulations that limit productivity. In 2019, the rates declined from 2018, and costs such as driver pay for many trucking companies, including us, remained higher than pre-2017 periods. Based on our assessment of future regulatory changes, driver demographics, and expected growth rates of our major customers and sectors, we expect a relatively balanced freight environment in 2019, as increased rates are offset in part by higher driver pay and other inflationary costs. We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

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

Transportation Regulations

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. It is unclear how long the process of finalizing a final rule will take, if one does come to fruition. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. All of our subsidiaries with operating authority currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit." Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act (as defined below) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.

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

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic on board recording devices (“AOBRs”) by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule was phased in, as states did not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Use of AOBRs is permitted until December 2019, at which time use of ELDs is required. Since we had proactively installed AOBRs on nearly 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We ultimately had ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective hours-of-service enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements and may further reduce industry capacity.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements.  Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective on January 4, 2017, with a compliance date of January 6, 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020 (FMCSA officials have recently reported, however, that they are delaying implementation of the final rule by two years). In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. U.S. Congressional representatives also proposed a bill in 2019 that would pave the way for commercial drivers younger than 21 to drive trucks across state lines. This new bill, which would lower the age requirement of 21 to 18 for interstate commercial driving if certain requirements are met, received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee, and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:

●	the worker is free from control and direction in the performance of services; and

●	the worker is performing work outside the usual course of business of the hiring company; and

●	the worker is customarily engaged in an independently established trade, occupation, or business.

How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

Environmental Regulations

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

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action as soon as 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Food Safety Regulations

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA"). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. These requirements took effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Executive and Legislative Climate

The regulatory environment has changed under the administration of President Trump.  In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year. In December 2019, the DOT announced a final rule indicating it is codifying this directive on our industry. This rule and any other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed, or repealed regulations.

The United States Mexico Canada Agreement (“USMCA”) has been ratified by the United States and Mexico, but must be ratified by the Parliament of Canada before it enters into effect. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, if the USMCA enters into effect, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.

With the FAST Act set to expire in September 2020, Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act. However, if Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2020 deadline, and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

Fuel Availability and Cost

The cost of fuel trended lower from 2018 to 2019, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $3.06 per gallon for 2019 compared to $3.18 per gallon for 2018. There were no fuel hedging gains or losses in 2019 compared to gains of $1.6 million in 2018 as a result of fuel prices increasing above the hedged rates, as well as contracts contributing to hedging losses in 2017 expiring and not being replaced.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts.  We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. At December 31, 2019, there are no remaining fuel hedge contracts.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Over the past several years, we have seen increases in demand at varying times, primarily related to restocking required to replenish inventories that have been held significantly lower than historical averages.  Beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

Additional Information

At December 31, 2019, our corporate structure included Covenant Transportation Group, Inc., a Nevada corporation and holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation, each d/b/a Covenant Transport Services; Covenant Transport Solutions, LLC, a Nevada limited liability company, d/b/a Transport Financial Services; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company, Heritage Insurance, Inc., a Tennessee corporation; Landair Holdings, Inc., a Tennessee corporation; Landair Transport, Inc., a Tennessee corporation; Landair Logistics, Inc., a Tennessee corporation; Landair Leasing, Inc., a Tennessee corporation; and Transport Management Services, LLC, a Tennessee limited liability company.

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

We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 and 2019 freight environment, which were characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; and (iv) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.

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

In addition, we cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or productions capabilities, could be affected by actual or threatened outbreaks of disease or other public health risks, armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Several of our initiatives include growing our Dedicated and Managed Freight reportable operating segments, effectively managing the attraction, development, and retention of qualified drivers, providing premium customer service, investing capital at acceptable returns, reducing leverage, managing risk, and improving the operating performance of our OTR business. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in and expansion of our business, including whether we are able to expand our Expedited operations. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers have recently raised premiums for our industry, and premiums in the near term are expected to increase significantly. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer certain insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may materially adversely affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. We have elected to commute policies in three of the past nine years. In exchange, we have assumed the risk for all claims during the years for the policies commuted. Our subsequent payouts for the claims assumed have been less than the refunds. We expect the total refunds to exceed the total payouts; however, not all of the claims have been finally resolved and we cannot assure you of the result. We may continue to commute policies for certain years in the future. To the extent we do so, and one or more claims result in large payouts, we will not have insurance, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, weather events, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially and adversely affect our business, financial condition and results of operations.

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

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Base rate loans accrue interest at a base rate equal to the greater of the Bank of America, N.A., prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may adversely affect our cost of capital.  At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, finance leases, operating leases, and encumbered assets, we believe:

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

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us. Finally, we may be unsuccessful in our strategy to reduce leverage.

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

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our asset based operations) or obtain qualified third-party capacity at a reasonable price (with respect to our Managed Freight segment). Although our business volume is not highly concentrated, our customers’ financial failures or loss of customer business may also affect us.

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

Independent contractors are third-party service providers, as compared with company drivers, who are employed by us. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our business, financial condition, and results of operations. Furthermore, the autonomy of our independent contractors may frustrate any attempts to further utilize the capacity provided by independent contractors.

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

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis exemption from overtime payments for executive, administrative and professional employees. The rule purported to increase the minimum salary from the current amount of $23,660 to $47,476 and aimed to count non discretionary bonus, commission and other incentive payments towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. However, on January 1, 2020, a similar final rule adopted by the Department of Labor went into effect, raising the current minimum salary level for exempt employees from $455 per week, or $23,660 annually, to $684 per week, or $35,568 annually, and allowing for up to 10 percent of the standard salary level to come from non-discretionary bonuses and incentive payments (including commissions) that are paid at least annually. This rule, and any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we are required to pay to currently exempt employees to maintain their exempt status may have a material adverse effect on our business, financial condition, and results of operations.

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

In 2019 and 2018, there was one customer which accounted for more than 10% of our consolidated revenue. Our top ten customers collectively accounted for approximately 45% and 49% of our total revenue in 2019 and 2018, respectively. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our Dedicated segment is typically subject to longer term written contracts than our non-Highway Services business. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. For our multi-year and Dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship.  In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our Dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe the required implementation of ELDs has and may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

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

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.  Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees). For further discussion of this new California law, please see “Regulation” under “Item 1. Business.”  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that utilize lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent court decisions have been made in favor of those seeking to classify as employees certain independent contractors that participated in lease-purchase programs. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.   Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size and gross vehicle weight limits, hours-of-service, mandating ELDs, and drug and alcohol testing, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations. The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold. As a result, our fleet could be ranked poorly as compared to peer carriers, which could have an adverse effect on our business, financial condition, and results of operations. We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers, limit the pool of available drivers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

Certain of our subsidiaries are currently exceeding the established intervention thresholds in one or more of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we are exceeding and have in the past exceeded the thresholds.  However, we cannot assure you these measures will be effective. As part of our branding initiatives, we may consolidate our operations under one or two DOT authorities. Such consolidation may result in more of our operations being subject to unfavorable ratings or interventions if we experience safety issues.

In December 2015, Congress passed the FAST Act, which directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable.  In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data, and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. Additionally, with the FAST Act set to expire in September 2020, the U.S. Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act, which could lead to further changes to the CSA program. Any changes that increase the likelihood of us receiving unfavorable scores could materially adversely affect our results of operations and profitability.

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

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future. If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs and potential loss of customers, which could materially adversely affect our business, financial condition and results of operations. These risks are heightened if we consolidate our operations under one or two DOT authorities.

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

Increased prices for new revenue equipment, design changes of new engines, future uses of autonomous tractors, volatility in the used equipment market, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. More restrictive regulations related to emissions and fuel efficiency standards have required vendors to introduce new engines and will require more fuel-efficient trailers.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors.  As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

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

We are highly dependent upon the services of our executive management team and other key personnel, including David R. Parker, our Chairman of the Board and Chief Executive Officer, Joey B. Hogan, our President and Chief Operating Officer, and heads of our reportable operating segments. We currently do not have employment agreements with Messrs. Parker or Hogan or other key personnel.  Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

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

We made eleven acquisitions since 1996. Accordingly, acquisitions have provided a substantial portion of our growth. We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.  Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness.  Any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition and results of operations, including:

●	some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;

●	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

●
we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

●	transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded;

●	we may incur future impairment charges, write-offs, write-downs, or restructuring charges that could adversely impact our results of operations;

●	acquisitions could disrupt our ongoing business, distract our management and divert our resources;

●	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

●	we could lose customers, employees and drivers of any acquired company; and

●	we may incur additional indebtedness.

Our 49% owned subsidiary, TEL, faces certain additional risks particular to its operations, any one of which could adversely affect our operating results.

In May 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller.  We account for our investment in TEL using the equity method of accounting.  TEL faces several risks similar to those we face and additional risks particular to its business and operations.  TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments.  In 2019, TEL had a significant customer that declared bankruptcy, which resulted in a material reduction in TEL’s profitability. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which  may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past.  There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

We are exposed to risks related to our Factoring segment.

We engage in receivables factoring arrangements in our Factoring reportable operating segment pursuant to which our clients, consisting of smaller trucking companies, factor their receivables to us for a fee to facilitate faster cash flow.  We advance 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of any interest and fees on the amount advanced. We evaluate each client's customer base under predefined criteria. These factored receivables are generally unsecured trade obligations, except when personal guarantees are received.  While we have procedures to monitor and limit exposure to credit risk on these receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. We periodically assess the credit risk of our client's customers and regularly monitor the timeliness of payments. Slowdowns, bankruptcies, or financial difficulties within the markets our clients serve may impair the financial condition of one or more of our client's customers and may hinder such customers' ability to pay the factored receivables on a timely basis or at all. If any of these difficulties are encountered, our cash flows and results of operations could be adversely impacted.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 15% of our outstanding Class A common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 34% of the voting power of all of our outstanding stock.  As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

As of December 31, 2018, we identified a material weakness in our internal control over financial reporting, which was remediated as of December 31, 2019.  If we fail to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we have identified a material weakness as of December 31, 2019 in our internal control over financial reporting due to information technology general controls. As a result of this material weakness, our external auditors have issued an adverse opinion indicating that we have not maintained effective internal control over financial reporting as of December 31, 2019. The material weakness, was remediated as of December 31, 2019. If we fail to maintain effective internal controls in the future, including any future acquisitions, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2019, we had goodwill of $42.5 million and other intangible assets of $29.6 million, solely from the Landair Acquisition. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

We cannot guarantee the timing or amount of repurchases of our Class A common stock, if any.

The timing and amount of future repurchases of our Class A common stock, including repurchases under the stock repurchase program authorizing the purchase of up to $20 million of our Class A common stock announced on February 10, 2020, is at the discretion of our Board of Directors and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints and other factors our Board of Directors deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease administrative offices and truck terminals (which provide a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, facilities for recruiting and orientation, sales offices, and warehouses) throughout the continental United States, none of which are individually material.

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

Our Covenant Transport subsidiary is a defendant in a lawsuit filed on November 9, 2018 in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver), who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claims, as such there have been no related accruals recorded as of December 31, 2019.

On February 28, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys' General Act for the same underlying wage and hour claims at issue in the putative class action case noted above.  On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claims, as such there have been no related accruals recorded as of December 31, 2019.

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

As of March 6, 2020, we had approximately 87 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of March 6, 2020, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Freight revenue	$800,401	$779,729	$626,809	$610,845	$640,120
Fuel surcharge revenue	94,127	105,726	78,198	59,806	84,120
Total revenue	$894,528	$885,455	$705,007	$670,651	$724,240

Operating expenses:
Salaries, wages, and related expenses	321,997	304,447	241,784	234,526	244,779
Fuel expense	115,307	121,264	103,139	103,108	122,160
Operations and maintenance	59,505	55,505	48,774	45,864	46,458
Revenue equipment rentals and purchased transportation	204,655	183,645	141,954	117,472	118,583
Operating taxes and licenses	13,024	11,831	9,878	11,712	11,016
Insurance and claims (1)	47,724	43,333	33,155	32,596	31,909
Communications and utilities	6,969	7,061	6,938	6,057	6,162
General supplies and expenses	30,434	23,227	14,783	14,413	14,007
Depreciation and amortization, including gains and losses on disposition of equipment	78,879	76,156	76,447	72,456	61,384
Total operating expenses	878,494	826,469	676,852	638,204	656,458
Operating income	16,034	58,986	28,155	32,447	67,782
Interest expense, net	11,110	8,708	8,258	8,226	8,445
Income from equity method investment	(7,017)	(7,732)	(3,400)	(3,000)	(4,570)
Income before income taxes	11,941	58,010	23,297	27,221	63,907
Income tax expense (benefit)	3,464	15,507	(32,142)	10,386	21,822
Net income	$8,477	$42,503	$55,439	$16,835	$42,085

Basic income per share	$0.46	$2.32	$3.03	$0.93	$2.32

Diluted income per share	$0.45	$2.30	$3.02	$0.92	$2.30

Basic weighted average common shares outstanding	18,435	18,340	18,279	18,182	18,145

Diluted weighted average common shares outstanding	18,635	18,469	18,372	18,266	18,311

	Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Net property and equipment	$517,203	$450,595	$464,072	$465,471	$454,049
Total assets (2)	$881,640	$773,524	$649,668	$620,538	$646,717
Long-term debt and finance lease obligations, less current maturities	$267,069	$201,754	$186,242	$188,437	$206,604
Total stockholders' equity	$350,111	$343,142	$295,201	$236,414	$202,160

Selected Operating Data:
Capital expenditures, net (3)	$91,664	$33,093	$72,006	$59,052	$148,994
Average freight revenue per loaded mile (4)	$2.07	$2.13	$1.89	$1.86	$1.89
Average freight revenue per total mile (4)	$1.87	$1.94	$1.70	$1.67	$1.69
Average freight revenue per tractor per week (4)	$3,778	$4,191	$3,917	$3,881	$3,967
Average miles per tractor per year	105,379	112,736	120,043	121,782	122,508
Weighted average tractors for year (5)	3,073	2,843	2,557	2,593	2,700
Total tractors at end of period (5)	3,021	3,154	2,559	2,535	2,656
Total trailers at end of period (6)	6,739	6,950	6,846	7,389	6,978
Team-driven tractors as percentage of fleet	27.4%	30.8%	38.1%	38.7%	35.3%

(1)	2017 insurance and claims expense includes $0.9 million of additional reserves for 2008 cargo claim.
(2)	Adjusted for retrospective adoption of ASU 2015-17.
(3)	Includes equipment purchased under finance leases.
(4)	Excludes fuel surcharge revenue.
(5)	Includes monthly rental tractors and tractors provided by independent contractors.
(6)	Excludes monthly rental trailers.

The information set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with “Business” in Part I, Item 1 of this Annual Report on Form 10-K, as well as the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors” and Part I “Cautionary Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K, and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

EXECUTIVE OVERVIEW

We are a leading provider of high-service truckload transportation services.  Our strategy is to focus on value-added, less commoditized portions of our customers’ supply chains and thereby become embedded in their business processes.  We believe disciplined planning and execution of our strategy will reduce the cyclicality and seasonality of our financial results through growth in higher margin, less volatile services, which in turn will enhance sustainable long-term earnings power and return on invested capital for our stockholders.

Our four business segments are Highway Services, Dedicated, Managed Freight, and Factoring, each as described under “Reportable Operating Segments and Service Offering” above.  Consistent with our strategic plan, we have been allocating capital toward Dedicated, Managed Freight, and Factoring, and away from Highway Services (particularly non-dedicated, solo-driver refrigerated services) over the past several years.  The table below reflects the revenue trends in each of these segments:

Segment	2019	2018
Highway Services	$356,521	$469,308
Dedicated	342,473	257,739
Managed Freight	186,394	153,346
Factoring	9,140	5,062
Total	$894,528	$885,455

In 2019, we battled a difficult operating environment, marked by excess industry capacity, lackluster freight volumes, intense competition from freight brokerage competitors, and higher operating costs.  This challenging environment reinforced our commitment to continuing to reduce exposure to more cyclical customers and markets. Our Managed Freight and Factoring segments were solidly profitable, our Dedicated segment was moderately profitable, and our Highway Services segment was unprofitable. Within Highway Services, our irregular route expedited business was moderately profitable but performed below our normal expectations.  However, OTR operations deteriorated materially, primarily as a result of our solo-driver refrigerated operations, and generated a significant negative margin. Ongoing priorities within our strategic plan include increasing capital allocation to our Dedicated and Managed Freight segments, upgrading the legacy dedicated contracts in the Covenant side of the business to the terms and level of execution of the Landair dedicated business, decreasing capital allocated to Highway Services, and improving our operating and overhead efficiency.

Our consolidated financial results are summarized as follows:

●	Total revenue was $894.5 million, compared with $885.5 million for 2018, and freight revenue (which excludes revenue from fuel surcharges) was $800.4 million, compared with $779.7 million for 2018;

●	Operating income was $16.0 million, compared with operating income of $59.0 million for 2018;

●	Net income was $8.5 million, or $0.45 per diluted share, compared with net income of $42.5 million, or $2.30 per diluted share, for 2018;

●	With available borrowing capacity of $59.8 million under our Credit Facility as of December 31, 2019, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $7.0 million of pre-tax earnings in 2019, compared to $7.7 million for 2018;

●
Since December 31, 2018, total indebtedness, net of cash, increased by $112.3 million to $304.6 million however, $60.3 million of this increase related to recording right of use operating lease liabilities under ASU 842 in 2019, which was not required in 2018; and

●	Stockholders' equity and tangible book value at December 31, 2019 were $350.1 million and $278.0 million, respectively.

Outlook

From a financial perspective, we expect operating cash flows and our ratio of debt to total capitalization to improve for fiscal 2020 compared with fiscal 2019.  We expect these improvements to be weighted toward the second half of the year, as year-over-year comparisons in consolidated average freight revenue per total mile and margin performance in certain operations are expected to be negative for at least two quarters.  From a balance sheet perspective, we expect to reduce total indebtedness, including operating lease right to use liabilities, net of cash, through a combination of net capital expenditures scheduled below normal replacement cycle, and improving operating cash flows. Our expectations for improving performance throughout 2020 are based on assumptions of (i) declining truckload industry capacity (due to, among other factors, a continuation of falling new truck production, competitors exiting the industry, and tighter federal drug testing regulations), (ii) continued U.S. economic expansion, (iii) the successful disposal of excess real estate and revenue equipment, and (iv) the reallocation of assets to more profitable operations.  The timing and magnitude of these factors will impact our results.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2019	2018
Revenue:
Freight revenue	$800,401	$779,729
Fuel surcharge revenue	94,127	105,726
Total revenue	$894,528	$885,455

For 2019, total revenue increased $9.1 million, or 1.0%, to $894.5 million from $885.5 million in 2018. Freight revenue increased $20.7 million or 2.7%, to $800.4 million for 2019, from $779.7 million in 2018, while fuel surcharge revenue decreased $11.6 million year-over-year. The increase in freight revenue resulted from a $77.5 million, $32.5, and $4.1 million increase in freight revenues from our Dedicated, Managed Freight, and Factoring segments, respectively, partially offset by a $93.4 million decrease in freight revenues from our Highway Services segment.

The increase in 2019 Dedicated revenue relates to a 511 (or 40.9%) average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 3.3% compared to 2018.  Landair contributed $68.2 million of freight revenue to Dedicated operations for the full year in 2019, compared to $28.9 million in approximately six months of post-acquisition operations in 2018. The increase in average tractors was attributable to the full year of Landair’s operations plus a re-allocation of tractors from Highway Services to Dedicated. The decrease in average freight revenue per tractor per week is the result of fewer miles per tractor partially offset by a 1.3%, or 2.4 cents per mile, increase in average rate per total mile, both primarily attributable to a full year of Landair operations.

The decrease in 2019 Highway Services revenue relates to a 281 (or 17.6%) average tractor decrease as well as a decrease in average freight revenue per tractor per week of 6.4% compared to 2018.  The decrease in average freight revenue per tractor per week is the result of a 5.0% decrease, or 10.1 cents per mile, in average rate per total mile, and an approximately 1.5% decrease in average miles per unit when compared to 2018. Team driven units decreased approximately 4.4% to an average of 825 teams in 2019 from 863 teams in 2018.

The increase in Managed Freight revenue is primarily the result of Landair's contribution of $83.3 million and $38.5 million of revenue in 2019 and 2018, respectively, to combined Managed Freight operations.

The increase in Factoring revenue is primarily the result of new customers as well as growth with existing customers.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2019	2018
Salaries, wages, and related expenses	$321,997	$304,447
% of total revenue	36.0%	34.4%
% of freight revenue	40.2%	39.0%

Salaries, wages, and related expenses increased approximately $17.6 million, or 5.8%, for the year ended December 31, 2019, compared with 2018. As a percentage of total revenue, salaries, wages, and related expenses increased to 36.0% of total revenue for the year ended December 31, 2019, as compared to 34.4% in 2018. As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.2% of freight revenue for the year ended December 31, 2019, from 39.0% in 2018. The change in salaries, wages, and related expenses is primarily due to increased headcount from the 2018 Landair Acquisition, pay adjustments for both driver and non-drivers since 2018, and increases in both workers' compensation and health insurance costs, compared to 2018. These increases are partially offset by decreases in incentive compensation for non-driving personnel and fees paid to third party agents related to our Managed Freight segment, and a lower percentage of our fleet comprised of team-driven tractors, which carry the costs of two drivers, as compared to 2018.

We believe salaries, wages, and related expenses will increase going forward as a result of higher incentive compensation, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In addition to general wage inflation, if freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2019	2018
Fuel expense	$115,307	$121,264
% of total revenue	12.9%	13.7%
% of freight revenue	14.4%	15.6%

Total fuel expense decreased $6.0 million for the year ended December 31, 2019, compared with 2018. As a percentage of total revenue, total fuel expense decreased 12.9% for the year ended December 31, 2019, as compared to 2018. As a percentage of freight revenue, total fuel expense decreased to 14.4% of freight revenue for the year ended December 31, 2019, from 15.6% in 2018. These changes primarily related to lower fuel prices in 2019, partially offset by a 1.0% increase in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.12 per gallon lower in 2019 than 2018.

Additionally, none and $1.6 million were reclassified from accumulated other comprehensive income (loss) to our results of operations for the years ended December 31, 2019 and 2018, respectively, as a reduction to fuel expense for  2018, related to gains and losses on fuel hedge contracts that expired. As of December 31, 2019, we have no remaining fuel hedge contracts.

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

	Year ended December 31,
(dollars in thousands)	2019	2018
Total fuel surcharge	$94,127	$105,726
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	11,673	12,635
Company fuel surcharge revenue	$82,454	$93,091
Total fuel expense	$115,307	$121,264
Less: Company fuel surcharge revenue	82,454	93,091
Net fuel expense	$32,853	$28,173
% of freight revenue	4.1%	3.6%

Net fuel expense increased $4.7 million, or 16.6%, for the year ended December 31, 2019 compared to 2018. As a percentage of freight revenue, net fuel expense increased 0.5% for the year ended December 31, 2019, compared to 2018. These increases primarily resulted from the $1.6 million reduction in fuel hedge gains and lower fuel surcharge reimbursement from customers.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2019	2018
Operations and maintenance	$59,505	$55,505
% of total revenue	6.7%	6.3%
% of freight revenue	7.4%	7.1%

Operations and maintenance increased $4.0 million, or 7.2%, for the year ended December 31, 2019, compared with 2018. As a percentage of total revenue, operations and maintenance increased to 6.7% of total revenue in 2019, compared with 6.3% in 2018. As a percentage of freight revenue, operations and maintenance increased to 7.4% of freight revenue for 2019, from 7.1% in 2018. The increase in dollar amount was primarily due to the addition of the Landair business and its comparatively older tractor fleet.

Going forward, we believe this category will fluctuate based on several factors, including expected upgrades to Landair’s fleet, our continued ability to maintain a relatively young fleet in our other operating companies, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2019	2018
Revenue equipment rentals and purchased transportation	$204,655	$183,645
% of total revenue	22.9%	20.7%
% of freight revenue	25.6%	23.6%

Revenue equipment rentals and purchased transportation increased approximately $21.0 million, or 11.4%, for the year ended December 31, 2019, compared with 2018. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 22.9% of total revenue for the year ended December 31, 2019, from 20.7% in 2018. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 25.6% of freight revenue for the year ended December 31, 2019, from 23.6% in 2018. These increases were primarily the result of the acquisition of Landair's freight brokerage and TMS within the Managed Freight segment, which added to overall purchased transportation cost but is less reliant on purchased transportation to generate revenue, compared to our legacy brokerage and logistics services. Additionally, rent under operating leases increased in 2019 due to a full year of Landair’s operations, which relied to a greater extent on operating leases. Additionally, the percentage of the total miles run by independent contractors increased from 11.9% for 2018 to 12.5% for 2019.

We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or finance leases rather than operating leases, particularly as we transition Landair from operating leases to owned equipment.

We expect purchased transportation to increase as we seek to grow the freight brokerage and TMS within the Managed Freight segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2019	2018
Operating taxes and licenses	$13,024	$11,831
% of total revenue	1.5%	1.3%
% of freight revenue	1.6%	1.5%

Operating taxes and licenses increased approximately $1.2 million, or 10.1%, for the year ended December 31, 2019, compared with 2018. As a percentage of total revenue, operating taxes and licenses increased slightly to 1.5% of total revenue for the year ended December 31, 2019, from 1.3% in 2018. As a percentage of freight revenue, operating taxes and licenses increased slightly to 1.6% of freight revenue for the year ended December 31, 2019, from 1.5% in 2018. The increase in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue for the year ended December 31, 2019.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2019	2018
Insurance and claims	$47,724	$43,333
% of total revenue	5.3%	4.9%
% of freight revenue	6.0%	5.6%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $4.4 million, or 10.1%, for the year ended December 31, 2019, compared to 2018. As a percentage of total revenue, insurance and claims increased to 5.3% of total revenue for the year ended December 31, 2019, from 4.9% in 2018. As a percentage of freight revenue, insurance and claims increased to 6.0% of freight revenue for the years ended December 31, 2019, compared to 5.6% in 2018. Insurance and claims per mile cost increased to 14.3 cents per mile for 2019 from 13.3 cents per mile in 2018. The per mile increase is primarily the result of the inflation in overall expected cost per claim, development on prior period claims during the twelve months ended December 31, 2019, and increased frequency of higher severity incidents compared to 2018.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date the policy premium release refund could range from zero to $5.2 million, depending on actual claims settlements in the future. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy included a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at December 31, 2019.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2019	2018
Communications and utilities	$6,969	$7,061
% of total revenue	0.8%	0.8%
% of freight revenue	0.9%	0.9%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2019	2018
General supplies and expenses	$30,434	$23,227
% of total revenue	3.4%	2.6%
% of freight revenue	3.8%	3.0%

For the year ended December 31, 2019, general supplies and expenses increased approximately $7.2 million, or 31.0%, compared with 2018. As a percentage of total revenue, general supplies and expenses increased to 3.4% of total revenue and 3.8% of freight revenue for the year ended December 31, 2019, compared to 2.6% and 3.0%, respectively, in 2018. These increases primarily relate to the additional general supplies and expenses of Landair as a result of the acquisition of Landair in the third quarter of 2018, partially offset by the lack of legal and professional fees expenses incurred during the second quarter of 2018 related to that acquisition. Landair contributed $7.7 million to general supplies and expenses for the year ended December 31, 2019, compared to $4.3 million in 2018.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2019	2018
Depreciation and amortization	$78,879	$76,156
% of total revenue	8.8%	8.6%
% of freight revenue	9.9%	9.8%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases) offset or increased, as applicable, by gains or losses on dispositions of capital assets, as well as amortization of intangible assets. Depreciation and amortization in 2019 increased $2.7 million, or 3.6%, compared with 2018. As a percentage of total revenue, depreciation and amortization increased to 8.8% of total revenue for the year ended December 31, 2019, from 8.6% in 2018. As a percentage of freight revenue, depreciation and amortization increased to 9.9% of freight revenue for the year ended December 31, 2019, from 9.8% in 2018. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $3.2 million in 2019 from 2018, primarily due to increased tractor and trailer counts from the Landair Acquisition. These increases were partially offset by gains on sale of equipment of $1.7 million in 2019, compared to losses of $0.3 million in 2018. Amortization of intangible assets increased to $2.9 million in 2019 from $1.5 million in 2018, due to the Landair Acquisition.

We expect depreciation and amortization, including amortization of intangible assets, to more closely resemble the second half of 2019 going forward. We have a significant number of assets held for sale as well as a plan to reduce our overall tractor count in 2020. If the used tractor market were to continue at its currently depressed level, or decline, we could have to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2019	2018
Interest expense, net	$11,110	$8,708
% of total revenue	1.2%	1.0%
% of freight revenue	1.4%	1.1%

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

Income from equity method investment

	Year ended December 31,
(in thousands)	2019	2018
Income from equity method investment	$7,017	$7,732

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2019, our earnings resulting from our investment in TEL decreased to $7.0 million.  The decrease in 2019 as compared to 2018 is the result of TEL’s write-off of receivables and the revenue impact associated with customer bankruptcy during the fourth quarter of 2019. We expect the impact on our earnings resulting from our investment in TEL to be down year-over-year for the first half of 2020 as a result of the discontinued business, but to return to prior levels during the latter half of 2020.

Income tax expense (benefit)

	Year ended December 31,
(dollars in thousands)	2019	2018
Income tax expense (benefit)	$3,464	$15,507
% of total revenue	0.4%	1.8%
% of freight revenue	0.4%	2.0%

Income tax expense decreased approximately $12.0 million, or 77.7%, for the year ended December 31, 2019, compared to 2018. As a percentage of total revenue, income tax expense decreased to 0.4% of total revenue for 2019 from 1.8% in 2018. As a percentage of freight revenue, income tax expense decreased to 0.4% of freight revenue for 2019 compared to 2.0% in 2018. These decreases were primarily related to the decrease in operating income of $43.0 million for 2019, compared to 2018 as described above as well as a decrease in our effective tax rate.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2020 effective income tax rate to be approximately 25.5%.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring. Highway Services represents non-dedicated, irregular route truckload services without fixed volume commitments in the expedited and over-the-road solo markets. Dedicated represents truckload services under long-term contracts that generally include minimum prices and volumes. Our Managed Freight segment has service offerings ancillary to our Highway Services and Dedicated segments, including: freight brokerage service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide, TMS, and warehousing services. In addition, our Factoring segment offers accounts receivable factoring services for external carriers. Our Highway Services and Managed Freight operations each consist of multiple operating segments, which are aggregated into our reportable segments due to having similar economic characteristics and meeting the aggregation criteria.

The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2019	2018
Revenues:
Highway Services:
Expedited	$262,764	$317,244
OTR	93,757	152,064
Total Highway Services	356,521	469,308

Dedicated	342,473	257,739

Managed Freight:
Brokerage	102,479	102,730
TMS	36,136	27,036
Warehousing	47,779	23,580
Total Managed Freight	186,394	153,346

Factoring	9,140	5,062

Total revenues	$894,528	$885,455

Operating Income:
Highway Services:
Expedited	$10,629	$25,877
OTR	(11,727)	6,816
Total Highway Services	(1,098)	32,693

Dedicated	1,026	12,699

Managed Freight:
Brokerage	314	3,805
TMS	3,014	3,457
Warehousing	5,520	2,873
Total Managed Freight	8,848	10,135

Factoring	7,258	3,459

Total operating income	$16,034	$58,986

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

For 2019, total revenue increased $9.1 million, or 1.0%, to $894.5 million from $885.5 million in 2018. Our Highway Services total revenue decreased $112.8 million, as freight revenue decreased $93.4 million and fuel surcharge revenue decreased $19.4 million. The decrease in 2019 Highway Services revenue relates to a 281 (or 17.6%) average tractor decrease as well as a decrease in average freight revenue per tractor per week of 6.4% compared to 2018.  The decrease in average freight revenue per tractor per week is the result of a 5.0% decrease, or 10.1 cents per mile, in average rate per total mile, and an approximately 1.5% decrease in average miles per unit when compared to 2018. Team driven units decreased approximately 4.4% to an average of 825 teams in 2019 from 863 teams in 2018.

Our Dedicated total revenue increased $84.7 million, as freight revenue increased $77.5 million and fuel surcharge revenue increased $7.2 million.  The increase in 2019 Dedicated freight revenue relates to a 511 (or 40.9%) average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 3.3% compared to 2018.  Landair contributed $83.8 million of freight revenue to Dedicated operations in 2019, compared to $37.6 million for approximately six months in 2018. The increase in average tractors was attributable to the full year of Landair’s operations plus a re-allocation of tractors from Highway Services to Dedicated.  The decrease in average freight revenue per tractor per week is the result of fewer miles per tractor partially offset by a 1.3%, or 2.4 cents per mile, increase in average rate per total mile primarily attributable to a full year of Landair operations, which generate higher revenue per mile and lower miles per tractor.

Our Highway Services and Dedicated operating income were $33.8 million and $11.7 million lower in 2019 than 2018. Highway Services operating income, which generally fluctuates with market cycles to a greater extent than Dedicated, declined primarily due to a difficult operating environment that imposed negative pressure on rates and volumes. In particular, the operating results of our temperature-controlled business were significantly unprofitable. Dedicated operating income declined due to accepting contract pricing in non-Landair operations that was better than Highway Services but below our targeted profitability, offset by improved results at Landair. Additionally, higher insurance and claims expense and lower fuel surcharge recovery negatively impacted both of these reportable segments.

Managed Freight total revenue increased $33.0 million in 2019 compared to 2018 and Managed Freight operating income decreased $1.3 million in 2019 compared to 2018.  The increase in Managed Freight revenue is primarily the result of Landair's full-year contribution of $83.9 million in revenue in 2019 versus partial-year contribution of $38.5 million in 2018. The decrease in operating income is primarily related to lower gross margin in brokerage due to significant pressure on revenue per load.

The increase in Factoring revenue is primarily the result of new customers as well as growth with existing customers.  The increase in Factoring operating income is primarily the result of the increase in revenue as the majority of the related costs are fixed.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward our Dedicated and Managed Freight segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $93.1 million and $84.3 million at December 31, 2019 and 2018, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

As of December 31, 2019, we had no of borrowings outstanding, undrawn letters of credit outstanding of approximately $35.2 million, and available borrowing capacity of $59.8 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 6, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

With an average tractor fleet age of 2.0 years, we believe we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

Cash Flows

Net cash flows provided by operating activities were $64.0 million in 2019 compared with $124.8 million in 2018, primarily due to $34.0 million decrease in net income and a $22.8 million negative net swing in accounts receivable and accounts payable/accrued expenses due to growth in our Factoring segment and timing of expense payment.

Net cash flows used by investing activities were $93.0 million in 2019 compared with $120.9 million in 2018. The net investment in the Landair acquisition in 2018 was $105.9 million. Excluding the Landair acquisition, net investment in our fleet was $91.7 million in 2019 compared with $13.5 million in 2018. The increase in 2019 relates primarily to a change in financing method, where more equipment was purchased in 2019 versus acquired under operating or finance leases in 2018. The softer market for used equipment in 2019 also produced lower proceeds per unit, and we had a significant number of tractors held for sale at December 31, which are expected to generate proceeds in 2020. We took delivery of approximately 775 tractors new company tractors and disposed of approximately 831 used tractors in 2019, compared to delivery and disposal of 635 tractors and 615 tractors, respectively, in 2018. We expect net capital expenditures to decrease in 2020 compared to 2019, primarily due to expected purchases of approximately 550 tractors and disposals of approximately 750 used tractors (including 625 held for sale at December 31, 2019) in 2020.

Net cash flows provided by financing activities were $49.5 million in 2019 compared to net cash flows provided financing activities of $3.9 million in 2018. The changes were primarily a function of reduced net borrowings related to the trade cycle of our revenue equipment, whereby we have taken delivery of fewer new company tractors and disposed of more used tractors in 2019, compared to 2018.

Going forward, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2019:

Payments due by period:		2020	2021	2022	2023	2024	More than
(in thousands)	Total	(less than 1 year)	(1-3 years)	(1-3 years)	(3-5 years)	(3-5 years)	5 years
Credit Facility (1)	$-	$-	$-	$-	$-	$-	$-
Revenue equipment and property installment notes, including interest (2)	$279,645	$63,317	$77,543	$85,843	$28,710	$2,077	$22,155
Operating leases (3)	$65,952	$21,991	$18,223	$16,014	$7,293	$439	$1,992
Finance leases (4)	$35,642	$8,184	$7,719	$9,269	$9,080	$1,390	$-
Purchase obligations (5)	$68,422	$68,422	$-	$-	$-	$-	$-
Total contractual cash obligations (6)	$446,846	$159,099	$103,485	$111,126	$45,083	$3,906	$24,147

(1)
Represents principal owed at December 31, 2019 and interest on such principal amount through maturity. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2019, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 6, "Debt" of the accompanying consolidated financial statements for further information.

(2)
Represents principal and interest payments owed at December 31, 2019. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate is effectively fixed through an interest rate swap. The table assumes these installment notes are held to maturity. Refer to Note 6, "Debt" of the accompanying consolidated financial statements for further information.

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

(4)
Represents principal and interest payments owed at December 31, 2019. The borrowings consist of finance leases with one finance company, with fixed borrowing amounts and fixed interest rates or rates that are floating but effectively fixed through related interest rate swaps. Borrowings in 2019 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 6, "Debt" of the accompanying consolidated financial statements for further information.

(5)
Represents purchase obligations for revenue equipment totaling approximately $68.4 million in 2019. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 6 and 7, "Debt" and "Leases," respectively, of the accompanying consolidated financial statements for further information.

(6)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) From 2018 to 2019

GAAP Operating Ratio:	2019	OR %	2018	OR %
Total revenue	$894,528		$885,455
Total operating expenses	878,494	98.2%	826,469	93.3%
Operating income	$16,034		$58,986

Adjusted Operating Ratio:	2019	Adj. OR %	2018	Adj. OR %
Total revenue	$894,528		$885,455
Fuel surcharge revenue	(94,127)		(105,726)
Freight revenue (total revenue, excluding fuel surcharge)	800,401		779,729

Total operating expenses	878,494		826,469
Adjusted for:
Fuel surcharge revenue	(94,127)		(105,726)
Amortization of intangibles	(2,923)		(1,462)
Adjusted operating expenses	781,444	97.6%	719,281	92.2%
Adjusted operating income	$18,957		$60,448

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability. Adjusted operating ratio means operating expenses, net of fuel surcharge revenue and intangibles amortization, expressed as a percentage of revenue, excluding fuel surcharge revenue. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. Our Board and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

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

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Highway Services and Dedicated reportable segment are recognized proportionally as the transportation service is performed based on the percentage of miles completed as of the period end, as opposed to recognizing revenue upon the completion of the load, which was our historic practice prior to the adoption of ASU 2014-09 on January 1, 2018. Revenue is recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised service. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Managed Freight and Factoring segments is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Highway Services and Dedicated segments perform the related services, which we record on a net basis in accordance with the related authoritative guidance.  Included in Dedicated and Managed Freight revenue is lease revenue resulting from embedded leases for certain tractors and warehouse space. Revenue for the factoring business is recognized on a net basis after giving effect to receivables payments we make to the factoring client, given we are acting as an agent and are not the primary generator of the factored receivables in these transactions. Revenue for the warehousing business is generally, recognized as the service is performed based upon a weekly rate.

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

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. Amortization of leased assets under finance leases is included in depreciation and amortization expense, while rental expense under operating leases is recorded under revenue equipment rentals and purchased transportation.

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

A portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers. The remainder of our tractors and substantially all of our owned trailers continue to be subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Continuing depressed prices of further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment. Historically, a small percentage of our equipment has been sold back to the dealers pursuant to the trade back agreements as we have generally found that market prices exceeded the trade back allowances.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At December 31, 2019, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

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

Lease Accounting

In February 2016, the FASB issued a new standard ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases). The Company adopted the provisions of ASC 842 on January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11 – See Recent Accounting Pronouncements.

At the commencement date of a new lease agreement with contractual terms longer than twelve months, we recognize an asset and a lease liability on the balance sheet and categorize the lease as either finance or operating. Certain lease agreements have lease and nonlease components, and we have elected to account for these components separately.

Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the term of the lease. When the rate implicit in the lease is readily determinable, this rate is used for calculating the present value of remaining lease payments; otherwise, our incremental borrowing rate is used. Right-of-use assets also include prepaid lease expenses and initial direct costs of executing the leases, which are reduced by landlord incentives. Options to extend or terminate a lease agreement are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Right-of-use assets are tested for impairment in the same manner as long-lived assets

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility and may contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

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

Within Topic 842, FASB has provided a number of practical expedients for applying the new lease standard in relation to leases that commenced prior to the standard's effective date. We have elected the package of practical expedients which allowed us, among other things, to carry forward the operating and finance lease classifications from Topic 840 to the new operating and finance lease classifications under Topic 842.

The adoption of this ASU resulted in the initial recognition of operating lease assets of $40.1 million and liabilities totaling $41.0 million, comprised of $15.3 million of current operating lease obligations and $25.7 million of long-term operating lease obligations.

Accounting Standards not yet adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for us for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment has fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2018 and 2019 after significant decreases in both 2017 and 2016. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan.  The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and in parts of Canada, with substantially all of our revenue generated from within the U.S. All of our tractors are domiciled in the U.S., and we have generated less than one percent and less than two percent of our revenue in Canada and Mexico in 2019 and 2018, respectively. In 2019, as part of our strategic plan to improve profitability, we have discontinued our services within Mexico. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

SEASONALITY

During 2018 and 2019, though not to the same extent as in the past, we experienced marked increases in business and profitability during the fourth quarter holiday season, due to our team drivers and customer base. After this surge, revenue generally decreases as customers reduce shipments following the holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. The duration of what is considered peak season has shortened over the last few years and now is approximately a five-week period beginning the week of Thanksgiving and ending on Christmas Eve, and we have seen our customers’ networks adjust accordingly. If this trend continues, our ability to take advantage of this surge in business and our fourth quarter profitability could be negatively affected.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts.  We have historically entered into hedging contracts with respect to ULSD. Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. At December 31, 2019, there are no remaining fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $5.8 million. This sensitivity analysis considers that we expect to purchase approximately 42.3 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 86.1% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2019).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2019 and 2018, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income (loss) into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to interest rate changes, are immaterial.  The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $348.2 million of debt including operating and finance leases, we had $31.5 million of variable rate debt outstanding at December 31, 2019, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $23.8 million was hedged with the interest rate swap agreement noted above at 4.2% and certain of our equipment notes totaling $7.7 million were hedged at a weighted average interest rate of 2.9%. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2019 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2019 and 2018, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2019, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2019 and 2018, and for each of the years in the three year period ended December 31, 2019 are set forth at pages 59 through 84 elsewhere in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

KPMG LLP, the independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company's internal control over financial reporting which is included herein.

Remediation of Previously Disclosed Material Weakness

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, during the fourth quarter of fiscal 2018 we identified a material weakness in internal control related to ineffective program change management controls over certain of our information technology (“IT”) operating systems, databases and IT applications that support the Company’s financial reporting processes.

During 2019, management implemented our previously disclosed remediation plan that included: (i) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (ii) implementing controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls; (iii) developing enhanced change-management intake procedures and controls related to changes in IT systems; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced monthly reporting on the remediation measures to the Audit Committee of our Board of Directors.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Except for changes in connection with our implementation of the remediation process described above, and the implementation of controls related to the Landair Acquisition, as of December 31, 2019, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Nominating and Corporate Governance Committee”, and "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Compensation Committee" in the Proxy Statement; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Report of the Compensation Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2019, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	787,460	(1)	-	477,245
Equity compensation plans not approved by security holders	-		-	-
Total	787,460		-	477,245

(1)
Represents unvested restricted shares granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted stock awards was $18.25, which is not reflected in column (b), because restricted stock awards do not have an exercise price.

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information set forth under the sections entitled "Corporate Governance – The Board of Directors and Its Committees – Board of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Relationships with Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" in the Proxy Statement.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements	59
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	60
		Consolidated Balance Sheets	61
		Consolidated Statements of Operations	62
		Consolidated Statements of Comprehensive Income	63
		Consolidated Statements of Stockholders' Equity	64
		Consolidated Statements of Cash Flows	65
		Notes to Consolidated Financial Statements	66

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

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

3.1		Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, filed May 10, 2019)
3.2		Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019)
4.1		Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, filed May 10, 2019)
4.2		Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019)
4.3	#	Description of the Registrant’s Securities
10.1	*
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
10.21
Fourteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of November 28, 2017, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, filed February 28, 2018)

10.22
Fifteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of June 19, 2018, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 8, 2018)

10.23
Sixteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of July 3, 2018, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2018)

10.24
First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)

10.25	*
Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)

21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – Coulter & Justus, P.C.
23.3	#	Consent of Independent Registered Public Accounting Firm – Coulter & Justus, P.C.
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 9, 2020	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 9, 2020
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 9, 2020
Richard B. Cribbs
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ James S. Grant	March 9, 2020
James S. Grant
Corporate Controller (principal accounting officer)

/s/ Bradley A. Moline	March 9, 2020
Bradley A. Moline
Director

/s/ William T. Alt	March 9, 2020
William T. Alt
Director

/s/ Robert E. Bosworth	March 9, 2020
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	March 9, 2020
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	March 9, 2020
W. Miller Welborn
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Covenant Transportation Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Transport Enterprise Leasing, LLC (a 49% percent owned investee company). The Company’s investment in Transport Enterprise Leasing, LLC was $31.9 million as of December 31, 2019, and its equity in earnings of Transport Enterprise Leasing, LLC was $7.0 million for the year ended December 31, 2019. The financial statements of Transport Enterprise Leasing, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Transport Enterprise Leasing, LLC, is based solely on the report of the other auditors.
Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Nashville, Tennessee
March 9, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Covenant Transportation Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Covenant Transportation Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements), and our report dated March 9, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Nashville, Tennessee
March 9, 2020

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018
(In thousands, except share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$43,591	$23,127
Accounts receivable, net of allowance of $1,944 in 2019 and $1,985 in 2018	167,825	151,093
Drivers' advances and other receivables, net of allowance of $692 in 2019 and $626 in 2018	8,507	16,675
Inventory and supplies	4,210	4,067
Prepaid expenses	11,707	11,579
Assets held for sale	12,010	2,559
Income taxes receivable	5,403	1,109
Other short-term assets	1,132	1,435
Total current assets	254,385	211,644

Property and equipment, at cost	725,383	638,770
Less: accumulated depreciation and amortization	(208,180)	(188,175)
Net property and equipment	517,203	450,595

Goodwill	42,518	41,598
Other intangibles, net	29,615	32,538
Other assets, net	37,919	37,149

Total assets	$881,640	$773,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$592	$1,857
Accounts payable	25,745	22,101
Accrued expenses	31,840	49,503
Current maturities of long-term debt	54,377	28,710
Current portion of finance lease obligations	7,258	5,374
Current portion of operating lease obligations	19,460	-
Current portion of insurance and claims accrual	21,800	19,787
Other short-term liabilities	185	-
Total current liabilities	161,257	127,332

Long-term debt	200,177	166,635
Long-term portion of finance lease obligations	26,010	35,119
Long-term portion of operating lease obligations	40,882	-
Insurance and claims accrual	20,295	22,193
Deferred income taxes	80,330	77,467
Other long-term liabilities	2,578	1,636
Total liabilities	531,529	430,382
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,165,145 shares issued and outstanding as of December 31, 2019; and 20,000,000 authorized; 16,015,708 shares issued and outstanding as of December 31, 2018	173	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	141,885	142,177
Accumulated other comprehensive income	(1,014)	204
Retained earnings	209,043	200,566
Total stockholders' equity	350,111	343,142
Total liabilities and stockholders' equity	$881,640	$773,524

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands, except per share data)

	2019	2018	2017
Revenues
Freight revenue	$800,401	$779,729	$626,809
Fuel surcharge revenue	94,127	105,726	78,198
Total revenue	$894,528	$885,455	$705,007

Operating expenses:
Salaries, wages, and related expenses	321,997	304,447	241,784
Fuel expense	115,307	121,264	103,139
Operations and maintenance	59,505	55,505	48,774
Revenue equipment rentals and purchased transportation	204,655	183,645	141,954
Operating taxes and licenses	13,024	11,831	9,878
Insurance and claims	47,724	43,333	33,155
Communications and utilities	6,969	7,061	6,938
General supplies and expenses	30,434	23,227	14,783
Depreciation and amortization, including gains and losses on disposition of property and equipment	78,879	76,156	76,447
Total operating expenses	878,494	826,469	676,852
Operating income	16,034	58,986	28,155
Interest expense, net	11,110	8,708	8,258
Income from equity method investment	(7,017)	(7,732)	(3,400)
Income before income taxes	11,941	58,010	23,297
Income tax expense (benefit)	3,464	15,507	(32,142)
Net income	$8,477	$42,503	$55,439

Income per share:
Basic income per share	$0.46	$2.32	$3.03

Diluted income per share	$0.45	$2.30	$3.02

Basic weighted average shares outstanding	18,435	18,340	18,279

Diluted weighted average shares outstanding	18,635	18,469	18,372

The accompanying notes are an integral part of these consolidated financial statements

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands)

	2019	2018	2017

Net income	$8,477	$42,503	$55,439

Other comprehensive income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $437, $377, and $51 in 2019, 2018 and 2017, respectively	(1,278)	993	149

Reclassification of cash flow hedge gains (losses) into statement of operations, net of tax of ($5), $408, and $1,719 in 2019, 2018 and 2017, respectively	15	(1,076)	2,784

Unrealized holding gain (loss) on investments classified as available-for-sale	45	(6)	-
Total other comprehensive (loss) income	(1,218)	(89)	2,933

Comprehensive income	$7,259	$42,414	$58,372

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2016	$170	$24	$137,912	$(1,084)	$(2,640)	$102,032	$236,414
Net income	-	-	-	-	-	55,439	55,439
Other comprehensive income	-	-	-	-	2,933	-	2,933
Stock-based employee compensation expense	-	-	951	-	-	-	951
Issuance of restricted shares, net	1	-	(1,621)	1,084	-	-	(536)
Balances at December 31, 2017	$171	$24	$137,242	$-	$293	$157,471	$295,201
Net income	-	-	-	-	-	42,503	42,503
Effect of adoption of ASU 2014-09	-	-	-	-	-	592	592
Other comprehensive loss	-	-	-	-	(89)	-	(89)
Stock-based employee compensation expense	-	-	4,802	-	-	-	4,802
Issuance of restricted shares, net	-	-	133	-	-	-	133
Balances at December 31, 2018	$171	$24	$142,177	$-	$204	$200,566	$343,142
Net income	-	-	-	-	-	8,477	8,477
Other comprehensive loss	-	-	-	-	(1,218)	-	(1,218)
Stock-based employee compensation expense	-	-	819	-	-	-	819
Issuance of restricted shares, net	2	-	(1,111)	-	-	-	(1,109)
Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$8,477	$42,503	$55,439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	255	507	454
Reversal of gain on sales to equity method investee	(7)	(189)	(179)
Depreciation and amortization	80,529	75,859	72,422
Amortization of deferred financing fees	147	148	242
Deferred income tax expense (benefit)	3,454	13,840	(23,023)
Income tax (expense) benefit arising from restricted share vesting and stock options exercised	(105)	(44)	457
Stock-based compensation expense	819	5,177	1,201
Equity in income of affiliate	(7,017)	(7,732)	(3,400)
Return on investment in affiliated company	1,225	1,960	1,960
(Gain) loss on disposition of property and equipment	(2,829)	298	4,024
Return on investment in available-for-sale securities	13	(13)	-
Changes in operating assets and liabilities:
Receivables and advances	(6,706)	(27,199)	(23,670)
Prepaid expenses and other assets	487	(2,127)	1,768
Inventory and supplies	(143)	168	(252)
Insurance and claims accrual	945	2,412	(1,165)
Operating lease right-of-use asset amortization	553	-	-
Accounts payable and accrued expenses	(16,066)	19,232	(3,425)
Net cash flows provided by operating activities	64,031	124,800	82,853

Cash flows from investing activities:
Acquisition of Landair Holdings, Inc., net of cash acquired	-	(105,946)	-
Purchase of available-for-sale securities	(1,365)	(1,496)	-
Acquisition of property and equipment	(138,273)	(75,142)	(110,802)
Proceeds from disposition of property and equipment	46,609	61,687	48,749
Net cash flows used by investing activities	(93,029)	(120,897)	(62,053)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(1,265)	1,857	(189)
Proceeds from issuance of notes payable	107,251	100,811	121,210
Repayments of notes payable	(44,278)	(89,569)	(122,676)
Repayments of finance lease obligations	(7,225)	(3,883)	(7,416)
Proceeds under revolving credit facility	1,734,338	1,598,213	1,271,669
Repayments under revolving credit facility	(1,738,249)	(1,603,309)	(1,274,847)
Payment of minimum tax withholdings on stock compensation	(1,110)	(242)	(785)
Debt refinancing costs	-	(10)	(160)
Net cash flows provided by (used in) financing activities	49,462	3,868	(13,194)

Net change in cash and cash equivalents	20,464	7,771	7,606

Cash and cash equivalents at beginning of year	23,127	15,356	7,750
Cash and cash equivalents at end of year	$43,591	$23,127	$15,356

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$11,026	$8,568	$8,268
Income taxes	$752	$(5,388)	$(2,222)
Equipment purchased under finance leases	$-	$19,638	$9,953

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, AND 2017

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Segment Realignment

In 2019, we made a number of changes to our organizational structure.  These changes impacted the company’s reportable operating segments but did not impact the company’s Consolidated Financial Statements. Under this revised reporting structure, we have four reportable operating segments, which include:

●
Non-dedicated truckload services ("Highway Services"), which consists of two truckload service offerings that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The two truckload service offerings include: (i) expedited and (ii) over-the-road (“OTR”).

●
Dedicated contract truckload services (“Dedicated”), which consists of our truckload business that involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.

●
Freight brokerage, transportation management services (“TMS”), and warehousing services (“Managed Freight”), which consists of three service offerings that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three service offerings that comprise our Managed Freight segment are as follows: (i) Freight brokerage (“Brokerage”); (ii) TMS, (iii) and Warehousing (“Warehousing”).

●	Accounts receivable factoring services (“Factoring”), which assists current and potential capacity providers with improving their cash flows through secured invoice factoring services.

The following table summarizes our revenue by our four reportable operating segment, disaggregated to the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., organized first by reporting operating segment and then by service offering for the years ended December 31, 2019, 2018, and 2017:

	Years ended
	December 31,
(in thousands)	2019	2018	2017
Revenues:
Highway Services:
Expedited	$262,764	$317,244	$314,579
OTR	93,757	152,064	153,413
Total Highway Services	356,521	469,308	467,992

Dedicated	342,473	257,739	144,845

Managed Freight:
Brokerage	102,479	102,730	79,630
TMS	36,136	27,036	9,412
Warehousing	47,779	23,580	-
Total Managed Freight	186,394	153,346	89,042

Factoring	9,140	5,062	3,128

Total revenues	$894,528	$885,455	$705,007

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation, each d/b/a Covenant Transport Services; Covenant Transport Solutions, LLC., a Nevada limited liability company, d/b/a Transport Financial Services; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC., a Nevada limited liability corporation; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company; Heritage Insurance, Inc., a Tennessee corporation; Landair Holdings, Inc., a Tennessee corporation; Landair Transport, Inc., a Tennessee corporation; Landair Logistics, Inc., a Tennessee corporation; Landair Leasing, Inc., a Tennessee corporation; and Transport Management Services, LLC, a Tennessee limited liability company.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Transport Enterprise Leasing, LLC

Transport Enterprise Leasing, LLC ("TEL") is a tractor and trailer equipment leasing company and used equipment reseller. We evaluated our investment in TEL to determine whether it should be recorded on a consolidated basis.  Our percentage of ownership interest (49%), an evaluation of control, and whether a variable interest entity ("VIE") existed were all considered in our consolidation assessment. Based on the analysis, the Company is not the primary beneficiary of TEL and TEL should not be consolidated. We have accounted for our investment in TEL using the equity method of accounting given our 49% ownership interest and ability to exercise significant influence over operating and financial policies. Under the equity method, the cost of our investment is adjusted for our share of equity in the earnings of TEL and reduced by distributions received and our proportionate share of TEL's net income is included in our earnings.

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

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Highway Services and Dedicated reportable segments are recognized proportionally as the transportation service is performed based on the percentage of miles completed as of the period end, as opposed to recognizing revenue upon the completion of the load, which was our historic practice prior to the adoption of ASU 2014-09 on January 1, 2018. Revenue is recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised service. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Managed Freight and Factoring segments is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Highway Services and Dedicated segments perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Revenue for the factoring business is recognized on a net basis after giving effect to receivables payments we make to the factoring client, given we are acting as an agent and are not the primary generator of the factored receivables in these transactions. Revenue for the warehousing business is generally recognized as the service is performed, based upon a weekly rate.

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

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2019, 2018, and 2017, our top ten customers generated 45%, 49%, and 49% of total revenue, respectively. In 2019 and 2018, one customer accounted for more than 10% of our consolidated revenue in each year. In 2017, there were two such customers. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 33 days and 32 days in 2019 and 2018, respectively.

Included in accounts receivable is $86.6 million and $53.6 million of factoring receivables at December 31, 2019 and 2018, respectively, net of allowances for bad debts of $0.5 million and $0.4 million in those years.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of interest and fees on the amount we advanced. At December 31, 2019, the retained amounts related to factored receivables totaled $1.8 million and were included in accounts payable in the consolidated balance sheet.  Our factoring clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

The following table provides a summary (in thousands) of the activity in the allowance for doubtful accounts for 2019, 2018, and 2017:

Years ended December 31:	Beginning balance January 1,	Additional provisions to (reversal of) allowance	Write-offs and other adjustments	Ending balance December 31,

2019	$1,985	$255	$(296)	$1,944

2018	$1,456	$507	$22	$1,985

2017	$1,345	$454	$(343)	$1,456

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

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. Amortization of assets under finance and operating leases are included in depreciation and amortization expense and revenue and equipment rentals and purchased transportation, respectively.

A portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers. The remainder of our tractors and substantially all of our owned trailers are subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At December 31, 2019, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.3 million and $3.0 million at December 31, 2019 and 2018, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $2.1 million and $5.1 million at December 31, 2019 and 2018, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy included a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Additionally, our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date the policy premium release refund could range from zero to $5.2 million, depending on actual claims settlements in the future. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at December 31, 2019. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.1 million in 2019 and less than $0.1 million in 2018 and 2017, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2019, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, certain investments intended to serve the purposes of capital preservation and to fund insurance losses are designated as available-for-sale as discussed in Note 14 and are valued based on quoted prices in active markets. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Lease Accounting

At the commencement date of a new lease agreement with contractual terms longer than twelve months, we recognize an asset and a lease liability on the balance sheet and categorize the lease as either finance or operating. Certain lease agreements have lease and nonlease components, and we have elected to account for these components separately.

Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the term of the lease. When the rate implicit in the lease is readily determinable, this rate is used for calculating the present value of remaining lease payments; otherwise, our incremental borrowing rate is used. Right-of-use assets also include prepaid lease expenses and initial direct costs of executing the leases, which are reduced by landlord incentives. Options to extend or terminate a lease agreement are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Right-of-use assets are tested for impairment in the same manner as long-lived assets

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility and may contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

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

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted earnings per share includes approximately 0.2 million unvested shares. A de minimis number of unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2019, 2018, and 2017, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2019	2018	2017
Numerator:

Net income	$8,477	$42,503	$55,439

Denominator:

Denominator for basic income per share – weighted-average shares	18,435	18,340	18,279
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	200	129	93
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	18,635	18,469	18,372

Net income per share:
Basic income per share	$0.46	$2.32	$3.03
Diluted income per share	$0.45	$2.30	$3.02

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

Accounting Standards not yet adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for us for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

2.	LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $93.1 million and $84.3 million at December 31, 2019 and 2018, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2019, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $35.2 million, and available borrowing capacity of $59.8 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

3.	STOCK-BASED COMPENSATION

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors. On May 8, 2019, the stockholders, upon recommendation of the board of directors, approved the First Amendment (the “First Amendment”) to the Third Amended and Restated Incentive Plan. The First Amendment (i) increases the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 750,000 shares, (ii) implements additional changes designed to comply with certain shareholder advisory group guidelines and best practices, (iii) makes technical updates related to Section 162(m) of the Internal Revenue Code in light of the 2017 Tax Cuts and Jobs Act, (iv) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2029, and (v) makes such other miscellaneous, administrative and conforming changes as were necessary.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2019, 477,245 of the 2,300,000 shares noted above were available for award under the amended Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $0.4 million, $4.8 million, and $1.0 million in 2019, 2018, and 2017, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.4 million in 2019 and 2018 and $0.3 million in 2017, respectively. All stock compensation expense recorded in 2019, 2018, and 2017 relates to restricted shares granted, as no options were granted during these periods. Associated with stock compensation expense was $0.1 million, of income tax expense in 2019 and 2018 as well as income tax benefit of $0.3 million in 2017, respectively, related to the exercise of stock options and restricted share vesting.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 62,255, 11,052, and 31,297 Class A common stock shares, which were withheld at weighted average per share prices of $17.75, $21.89, and $25.09, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2019, 2018, and 2017, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.1 million, $0.2 million, and $0.8 million in 2019, 2018, and 2017, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2019, 2018, and 2017:

	Number of	Weighted
	stock	average grant
	awards	date fair
	(in thousands)	value

Unvested at December 31, 2016	265	$18.63

Granted	434	$16.69
Vested	(96)	$12.78
Forfeited	(16)	$19.25
Unvested at December 31, 2017	587	$18.14

Granted	153	$30.32
Vested	(35)	$25.97
Forfeited	(30)	$27.58
Unvested at December 31, 2018	675	$20.08

Granted	351	$15.42
Vested	(191)	$19.22
Forfeited	(48)	$19.33
Unvested at December 31, 2019	787	$18.25

The unvested shares at December 31, 2019 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 250,112 of these awards vest solely based on continued service, in varying increments between 2020 and 2026. Performance based awards account for 537,348 of the unvested shares at December 31, 2019, of which 534,086 shares are performance shares for which vesting is not probable, and 3,262 shares relate to performance for the years ended December 31, 2019 through 2022 and have less than $0.1 million of unrecognized compensation cost.

The fair value of restricted share awards that vested in 2019, 2018, and 2017 was approximately $3.4 million, $0.7 million, and $2.4 million, respectively. As of December 31, 2019, we had approximately $3.3 million of unrecognized compensation expense related to 250,112 service-based shares and 3,262 performance-based share awards with 2019 through 2022 performance periods, which is probable to be recognized over a weighted average period of approximately 20 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

There were no outstanding stock options for the fiscal years ended December 31, 2019, 2018, and 2017.

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2019 and 2018 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2019	2018
Revenue equipment	3-10	$588,828	$504,192
Communications equipment	5-10	6,189	3,850
Land and improvements	0-15	23,398	25,240
Buildings and leasehold improvements	7-40	75,471	75,134
Construction in-progress	-	400	3,121
Other	2-10	31,097	27,233
		$725,383	$638,770

Depreciation expense was $77.6 million, $74.4 million, and $71.4 million, in 2019, 2018, and 2017, respectively. This depreciation expense excludes net gains on the sale of property and equipment totaling $1.7 million in 2019, and net losses of $0.3 million and $4.0 million in 2018 and 2017, respectively, which are presented net of gains on sale in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2019 and 2018, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $55.0 million and $55.4 million and accumulated amortization of $21.0 million and $15.6 million at December 31, 2019 and 2018, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $5.5 million, $5.4 million, and $2.6 million during 2019, 2018, and 2017, respectively.  See Note 7. Leases for additional information about our finance and operating leases.

5.	GOODWILL, OTHER INTANGIBLE, AND OTHER ASSETS

On July 3, 2018, we acquired 100% of the outstanding stock of Landair Holdings, Inc., a Tennessee corporation ("Landair").  Landair is a dedicated and for-hire truckload carrier, as well as a supplier of transportation management, warehousing, and inventory management services.  Landair's results have been included in the consolidated financial statements since the date of acquisition. The Company's only goodwill and other intangible assets are a result of the Landair acquisition.  In 2019, the allocation of the Landair purchase price was subject to change based on finalization of the valuation of long lived and intangible assets and self-insurance reserves, as well as our ongoing evaluation of Landair's accounting principles of consistency with ours.  The impact of this assessment was an increase of $0.9 million to the carrying value of goodwill in 2019. The final assignment of goodwill and intangible assets to our reportable operating segments was completed as of June 30, 2019.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2019.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

A summary of indefinite-lived goodwill and other intangible assets, by reportable operating segment as of December 31, 2019 and 2018 is as follows:

(in thousands)	December 31, 2019
Gross/net goodwill
Dedicated	$15,320
Managed Freight	27,198
Total goodwill	$42,518

(in thousands)	December 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(240)	$2,162
Managed Freight	1,998	(200)	1,798
Total trade name	4,400	(440)	3,960	162
Non-Compete agreement:
Dedicated	914	(274)	640
Managed Freight	486	(146)	340
Total non-compete agreement	1,400	(420)	980	42
Customer relationships:
Dedicated	14,072	(1,759)	12,313
Managed Freight	14,128	(1,766)	12,362
Total customer relationships:	28,200	(3,525)	24,675	126
Total other intangible assets	$34,000	$(4,385)	$29,615

(in thousands)	December 31, 2018
Gross/net goodwill
Goodwill	$41,598

(in thousands)	December 31, 2018
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name	$4,400	$(147)	$4,253	174
Non-Compete agreement	1,400	(140)	1,260	54
Customer relationships	28,200	(1,175)	27,025	138
Total other intangible assets	$34,000	$(1,462)	$32,538

The above finite-lived intangible assets have a weighted average remaining life of 128 months and 140 months as of December 31, 2019 and 2018, respectively. Amortization expenses of intangible assets were $2.9 million, $1.5 million, and $0.2 million for 2019, 2018, and 2017, respectively. The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2020	$2,923
2021	2,923
2022	2,923
2023	2,783
2024	2,643
Thereafter	15,420

A summary of other assets as of December 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Investment in TEL	$31,906	$26,106
Other assets, net	6,013	11,043
Total other assets, net	$37,919	$37,149

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.

6.	DEBT

Current and long-term debt consisted of the following at December 31, 2019 and 2018:

(in thousands)	December 31, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$3,911
Revenue equipment installment notes; weighted average interest rate of 3.7% at December 31, 2019, and 3.7% December 31, 2018, due in monthly installments with final maturities at various dates ranging from January 2020 to July 2023, secured by related revenue equipment	53,431	177,514	27,809	139,115

Real estate notes; interest rate of 3.3% at December 31, 2019 and 4.1% at December 31, 2018 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,093	22,670	1,048	23,763
Deferred loan costs	(147)	(7)	(147)	(154)
Total debt	54,377	200,177	28,710	166,635
Principal portion of finance lease obligations, secured by related revenue equipment	7,258	26,010	5,374	35,119
Principal portion of operating lease obligations, secured by related equipment	19,460	40,882	-	-
Total debt and lease obligations	$81,095	$267,069	$34,084	$201,754

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had no of borrowings outstanding under the Credit Facility as of December 31, 2019, undrawn letters of credit outstanding of approximately $35.2 million, and available borrowing capacity of $59.8 million. Based on availability as of December 31, 2019 and 2018, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2020 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $204.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%.

As of December 31, 2019, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 7 are as follows:

(in thousands)
2020	$54,524
2021	71,231
2022	82,150
2023	27,703
2024	1,294
Thereafter	17,806

7.	LEASES

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

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2019 terminate in January 2020 through November 2024 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended December 31, 2019 are as follows:

(dollars in thousands)	Twelve Months Ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$5,469
Interest on lease liabilities	1,107
Operating lease cost	24,393
Variable lease cost	326

Total lease cost	$31,295

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$7,226
Operating cash flows for operating leases	$24,393
Financing cash flows for finance leases	$1,107
Right-of-use assets obtained in exchange for new finance lease liabilities	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$37,080
Weighted-average remaining lease term—finance leases	2.9 years
Weighted-average remaining lease term—operating leases	3.4 years
Weighted-average discount rate—finance leases	3.0%
Weighted-average discount rate—operating leases	5.2%

At December 31, 2019, right-of-use assets of $58.8 million for operating leases and $35.6 million for finance leases are included in net property and equipment in our consolidated balance sheets.  At December 31, 2018, we had operating lease commitments of $42.5 million, which were off-balance sheet, and finance leases of $40.5 million included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of December 31, 2019, summarized as follows by lease category:

(in thousands)	Operating	Finance
2020	$21,991	$8,185
2021	18,223	7,719
2022	16,014	9,269
2023	7,293	9,080
2024	439	1,390
Thereafter	1,992	-
Total minimum lease payments	$65,952	$35,643
Less: amount representing interest	(5,610)	(2,375)
Present value of minimum lease payments	60,342	33,268
Less: current portion	(19,460)	(7,258)
Lease obligations, long-term	$40,882	$26,010

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2019	2018	2017
Revenue equipment rentals	$20,989	$14,682	$12,055
Building and lot rentals	2,898	1,339	448
Other equipment rentals	506	881	261
Total rental expense	$24,393	$16,902	$12,764

8.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 is comprised of:

(in thousands)	2019	2018	2017
Federal, current	$(1,174)	$-	$(7,780)
Federal, deferred	3,976	14,117	(28,055)
State, current	1,077	1,410	(1,737)
State, deferred	(415)	(20)	5,430
Income tax expense (benefit)	$3,464	$15,507	$(32,142)

Income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 is summarized below:

(in thousands)	2019	2018	2017
Computed "expected" income tax expense	$2,508	$12,182	$8,154
State income taxes, net of federal income tax effect	(351)	2,610	862
831(b) election	(393)	(200)	(290)
Per diem allowances	1,450	1,446	2,145
Tax contingency accruals	601	(57)	(43)
Valuation allowance, net	321	-	(1,167)
Tax credits	(377)	(968)	(1,352)
Impact of Tax Act remeasurement	-	-	(40,123)
Excess tax benefits on share-based compensation	105	50	(457)
Change in prior year estimates	(420)	-	-
Other, net	20	444	129
Income tax expense (benefit)	$3,464	$15,507	$(32,142)

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2019 and 2018 and of 35% for 2017, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers and the impacts of tax reform discussed below.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2019 and 2018 are as follows:

(in thousands)	2019	2018
Deferred tax assets:
Insurance and claims	$10,269	$9,593
Net operating loss carryovers	25,849	10,260
Tax credits	10,942	11,985
Leased liability	15,668	-
Capital lease obligation	8,483	-
State bonus	6,576	5,938
Other	2,160	2,412
Valuation allowance	(385)	(63)
Total deferred tax assets	79,562	40,125

Deferred tax liabilities:
Property and equipment	(97,066)	(87,939)
Investment in partnership	(36,669)	(26,066)
Deferred fuel hedge	-	(73)
ROU Asset- leases	(15,280)	-
481(a) – Capital leases	(7,462)	-
Other	(449)	(569)
Prepaid expenses	(2,966)	(2,945)
Total deferred tax liabilities	(159,892)	(117,592)

Net deferred tax liability	$(80,330)	$(77,467)

The net deferred tax liability of $80.3 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by tax credit carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at December 31, 2019 of approximately $0.4 million related to certain state net operating loss carry forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2019, we had a $0.9 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2018, we had a $2.7 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.9 million. Interest and penalties recognized for uncertain tax positions provided for a $0.1 million expense in 2018 and a $0.8 million and $0.1 million benefit in 2019 and 2017, respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Balance as of January 1,	$1,796	$1,924	$2,051
Increases related to prior year tax positions	2,969	4	19
Decreases related to prior year positions	-	(9)	(10)
Increases related to current year tax positions	287	-	-
Decreases related to settlements with taxing authorities	(4,200)	-	-
Decreases related to lapsing of statute of limitations	(29)	(123)	(136)
Balance as of December 31,	$823	$1,796	$1,924

If recognized, approximately $0.9 million and $2.5 million of unrecognized tax benefits would impact our effective tax rate as of both December 31, 2019 and 2018. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2015 through 2018 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. As of December 31, 2019, the 2013 audit was settled and the resulting adjustments have been recorded in the 2019 financial statements. In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. We do not expect any significant increases or decreases for uncertain income tax positions during the next year.  The charitable contributions will begin expiring in 2022.

Our federal net operating loss of $103.9 million is available to offset future federal taxable income, if any, of which $1.4 million will expire in 2037, with the remaining loss of $102.5 million with indefinite life.  In addition to the federal net operating losses, we also have $10.4 million of federal tax credits plus $2.1 million of charitable contributions which will begin to expire in 2028 and 2022, respectively.

Our federal tax credits of $10.4 million are available to offset future federal taxable income, which will begin to expire in 2028. We have a federal alternative minimum tax credit carryforward of $1.2 million that, under the Tax Act, will be fully refunded by 2021. Our state net operating loss carryforwards and state tax credits of $115.7 million and $0.6 million, respectively expire beginning in 2021 and 2029 based on jurisdiction.

9.     EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL’s majority owners would have received the option to purchase our ownership in TEL. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. For the years ended December 31, 2019, 2018, and 2017, we sold tractors and trailers to TEL for none, less than $0.1 million, and $0.1 million, respectively, and received $9.4 million, $8.2 million, and $5.9 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. Equipment purchased from TEL totaled $10.5 million, $1.8 million, and none in 2019, 2018, and 2017, respectively. Additionally, we paid $0.6 million, $0.9 million, and $0.5 million to TEL for leases of revenue equipment in 2019, 2018, and 2017, respectively. We reversed previously deferred gains of less than $0.1 million and $0.2 million for the years ending December 31, 2019 and 2018, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.2 million at December 31, 2019 and 2018, respectively, are being carried as a reduction in our investment in TEL. At December 31, 2019 and 2018, we had accounts receivable from TEL of $1.3 million, and $7.2 million respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $7.0 million in 2019, $7.7 million in 2018, and $3.4 million in 2017. We received an equity distribution from TEL for $1.2 million in 2019 and $2.0 million in each of 2018 and 2017, which was distributed to each member based on its respective ownership percentage. Our investment in TEL, totaling $31.9 million and $26.1 million at December 31, 2019 and 2018, respectively, is included in other assets in the accompanying consolidated balance sheet. Our investment in TEL is comprised of $4.9 million cash investment and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above and the abovementioned deferred gains on sales of equipment to TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2019	2018
Current Assets	$28,577	$25,877
Non-current Assets	346,014	273,987
Current Liabilities	85,751	78,530
Non-current Liabilities	232,992	176,389
Total Equity	$55,848	$44,945

(in thousands)	As of the years ended December 31,
	2019	2018	2017
Revenue	$110,298	$108,801	$84,865
Cost of Sales	20,404	37,307	37,343
Operating Expenses	65,058	47,281	35,525
Operating Income	24,836	24,213	11,997
Net Income	$13,403	$16,496	$6,954

10.	DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $1.9 million in 2019, $1.7 million in 2018, and $0.9 million in 2017 to the profit sharing and savings plan.

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

Our Covenant Transport subsidiary is a defendant in a lawsuit filed on November 9, 2018 in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver), who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claims, as such there have been no related accruals recorded as of December 31, 2019.

On February 28, 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys' General Act for the same underlying wage and hour claims at issue in the putative class action case noted above.  On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claims, as such there have been no related accruals recorded as of December 31, 2019.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $35.2 million and $36.3 million of outstanding and undrawn letters of credit as of December 31, 2019 and 2018, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2019, to acquire revenue equipment totaling approximately $68.4 million in 2020 versus commitments at December 31, 2018 of approximately $156.3 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

13.	SEGMENT INFORMATION

As discussed in Note 1, in 2019 the company made a number of changes to its organizational structure.  To align with how our Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance against key growth strategies, we have made changes to the company’s reportable segments. As a result, it was determined that the Company has four reportable segments consisting of Highway Services, Dedicated, Managed Freight, and our accounts receivable Factoring.

With respect to the four reportable segments:

●	Highway Services: Includes the Company’s Expedited and OTR services, which are typically ad-hoc and do not include long-term contracts.

●
Expedited services primarily involves high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

	●	OTR services provide customers with one-way load capacity over irregular routes for loads that are typically shorter in nature.

●	Dedicated: Specializes in providing customers with committed capacity over extended contract periods using equipment either owned or leased by the Company.

●	Managed Freight: Includes the Company’s Brokerage, TMS and Warehousing services.

	●	Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to contractual third parties.

	●	TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

	●	Warehousing services provides day-to-day warehouse management services to customers who have chosen to outsource this function.

●	Factoring services assist freight capacity providers with improving cash flows by purchasing accounts receivables at a discount and collecting them directly from the end consumer.

These changes impacted the company’s reportable segments but did not impact the company’s Consolidated Financial Statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our segment information for 2019, 2018, and 2017:

(in thousands)
Year Ended December 31, 2019	Highway Services	Dedicated	Managed Freight	Factoring	Consolidated
Total revenue from external customers	$356,521	$342,473	$186,394	$9,140	$894,528
Intersegment revenue	10,302	-	-	-	10,302
Operating (loss) income	(1,098)	1,026	8,848	7,258	16,034
Depreciation and amortization (1)	38,325	37,944	2,583	27	78,879

Year Ended December 31, 2018	Highway Services	Dedicated	Managed Freight	Factoring	Consolidated
Total revenue from external customers	$469,308	$257,739	$153,346	$5,062	$885,455
Intersegment revenue	7,298	-	-	-	7,298
Operating income	32,693	12,699	10,135	3,459	58,986
Depreciation and amortization (1)	46,931	28,515	695	15	76,156

Year Ended December 31, 2017	Highway Services	Dedicated	Managed Freight	Factoring	Consolidated
Total revenue from external customers	$467,992	$144,845	$89,042	$3,128	$705,007
Intersegment revenue	6,009	-	-	-	6,009
Operating income	14,323	5,244	6,388	2,200	28,155
Depreciation and amortization (1)	56,925	19,498	11	13	76,447

(1)	Includes gains and losses on disposition of equipment.

(in thousands)	For the years ended December 31,
	2019	2018	2017
Total external revenues for reportable segments	$894,528	$885,455	$705,007
Intersegment revenues for reportable segments	10,302	7,298	6,009
Elimination of intersegment revenues	(10,302)	(7,298)	(6,009)
Total consolidated revenues	$894,528	$885,455	$705,007

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands except per share amounts)
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Quarters ended	2019	2019	2019	2019

Total revenue	$219,181	$219,298	$222,914	$233,135
Operating income (loss)	5,426	8,844	(1,931)	3,695
Net income (loss)	4,433	6,071	(3,189)	1,162
Basic income (loss) per share	0.24	0.33	(0.17)	0.06
Diluted income (loss) per share	0.24	0.33	(0.17)	0.05

(in thousands except per share amounts)
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Quarters ended	2018	2018	2018	2018

Total revenue	$173,566	$196,318	$243,303	$272,268
Operating income	6,425	14,065	16,181	22,315
Net income	4,417	9,971	11,614	16,501
Basic income per share	0.24	0.54	0.63	0.91
Diluted income per share	0.24	0.54	0.63	0.89