Form 10-Q
period 2020-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2020-05-27
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 22, 2020).

Class A Common Stock, $.01 par value: 14,737,624 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$39,655	$43,591
Accounts receivable, net of allowance of $2,213 in 2020 and $1,944 in 2019	192,628	167,825
Drivers' advances and other receivables, net of allowance of $719 in 2020 and $692 in 2019	9,799	8,507
Inventory and supplies	3,812	4,210
Prepaid expenses	7,948	11,707
Assets held for sale	22,691	12,010
Income taxes receivable	4,785	5,403
Other short-term assets	1,226	1,132
Total current assets	282,544	254,385

Property and equipment, at cost	687,668	725,383
Less: accumulated depreciation and amortization	(188,150)	(208,180)
Net property and equipment	499,518	517,203

Goodwill	42,518	42,518
Other intangibles, net	28,884	29,615
Other assets, net	59,220	37,919

Total assets	$912,684	$881,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$481	$592
Accounts payable	23,742	25,745
Accrued expenses	34,180	31,840
Current maturities of long-term debt	61,403	54,377
Current portion of finance lease obligations	7,062	7,258
Current portion of operating lease obligations	18,452	19,460
Current portion of insurance and claims accrual	21,998	21,800
Other short-term liabilities	1,086	185
Total current liabilities	168,404	161,257

Long-term debt	228,203	200,177
Long-term portion of finance lease obligations	24,901	26,010
Long-term portion of operating lease obligations	36,357	40,882
Insurance and claims accrual	42,902	20,295
Deferred income taxes	78,670	80,330
Other long-term liabilities	4,754	2,578
Total liabilities	584,191	531,529
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,166,828 shares issued and 14,737,624 shares outstanding as of March 31, 2020; and 16,165,145 shares issued and outstanding as of December 31, 2019	173	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	142,345	141,885
Treasury stock at cost; 1,429,204 and no shares as of March 31, 2020 and December 31, 2019, respectively	(17,515)	-
Accumulated other comprehensive loss	(3,364)	(1,014)
Retained earnings	206,830	209,043
Total stockholders' equity	328,493	350,111
Total liabilities and stockholders' equity	$912,684	$881,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2020	2019
Revenues
Freight revenue	$192,321	$195,761
Fuel surcharge revenue	21,232	23,420
Total revenue	$213,553	$219,181

Operating expenses:
Salaries, wages, and related expenses	82,825	79,503
Fuel expense	25,265	27,832
Operations and maintenance	12,825	15,174
Revenue equipment rentals and purchased transportation	46,062	48,670
Operating taxes and licenses	3,454	3,183
Insurance and claims	15,614	11,235
Communications and utilities	1,569	1,718
General supplies and expenses	8,568	6,731
Depreciation and amortization, including gains and losses on disposition of property and equipment	16,663	19,709
Total operating expenses	212,845	213,755
Operating income	708	5,426
Interest expense, net	2,892	2,446
Loss (income) from equity method investment	735	(3,035)
(Loss) income before income taxes	(2,919)	6,015
Income tax (benefit) expense	(706)	1,582
Net (loss) income	$(2,213)	$4,433

Income per share:
Basic and diluted (loss) income per share	$(0.12)	$0.24
Basic weighted average shares outstanding	18,088	18,381
Diluted weighted average shares outstanding	18,088	18,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(2,213)	$4,433

Other comprehensive loss:

Unrealized loss on effective portion of cash flow hedges, net of tax of $820 in 2020 and $164 in 2019	(2,391)	(431)

Reclassification of cash flow hedge (gain) loss into statement of operations, net of tax of ($14) in 2020 and $4 in 2019	41	(11)

Unrealized holding gain (loss) on investments classified as available-for-sale	-	10
Total other comprehensive (loss) income	(2,350)	(432)

Comprehensive (loss) income	$(4,563)	$4,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited and in thousands)

	For the Three Months Ended March 31, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss)	Earnings	Equity

Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net income	-	-	-	-	-	(2,213)	(2,213)
Other comprehensive income	-	-	-	-	(2,350)	-	(2,350)
Share repurchase	-	-	-	(17,515)	-	-	(17,515)
Stock-based employee compensation expense	-	-	466	-	-	-	466
Issuance of restricted shares, net	-	-	(6)	-	-	-	(6)
Balances at March 31, 2020	$173	$24	$142,345	$(17,515)	$(3,364)	$206,830	$328,493

	For the Three Months Ended March 31, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss)	Earnings	Equity

Balances at December 31, 2018	$171	$24	$142,177	$-	$204	$200,566	$343,142
Net income	-	-	-	-	-	4,433	4,433
Other comprehensive income	-	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$-	$(228)	$204,999	$347,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,213)	$4,433
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Provision for (reversal of losses on) accounts receivable	320	(32)
Reversal of gain on sales to equity method investee	(2)	(1)
Depreciation and amortization	18,187	19,851
Amortization of deferred financing fees	37	37
Deferred income tax (benefit) expense	(904)	442
Income tax benefit arising from restricted share vesting and stock options exercised	9	668
Stock-based compensation expense	466	1,262
Equity in loss (income) of affiliate	735	(3,035)
Gain on disposition of property and equipment	(1,524)	(143)
Return on investment in available-for-sale securities	-	203
Changes in operating assets and liabilities:
Receivables and advances	(48,218)	(2,482)
Prepaid expenses and other assets	3,802	2,759
Inventory and supplies	398	(58)
Insurance and claims accrual	22,805	(4,537)
Accounts payable and accrued expenses	2,586	(10,197)
Net cash flows (used) provided by operating activities	(3,516)	9,170

Cash flows from investing activities:
Purchase of available-for-sale securities	245	-
Acquisition of property and equipment	(35,240)	(37,926)
Proceeds from disposition of property and equipment	18,497	4,431
Net cash flows used by investing activities	(16,498)	(33,495)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(111)	(223)
Proceeds from issuance of notes payable	29,746	19,217
Repayments of notes payable	(18,993)	(10,469)
Repayments of finance lease obligations	(1,305)	(1,373)
Proceeds under revolving credit facility	411,981	435,995
Repayments under revolving credit facility	(387,719)	(410,280)
Payment of minimum tax withholdings on stock compensation	(6)	(668)
Common stock repurchased	(17,515)	-
Net cash flows provided by financing activities	16,078	32,199

Net change in cash and cash equivalents	(3,936)	7,874

Cash and cash equivalents at beginning of period	43,591	23,127
Cash and cash equivalents at end of period	$39,655	$31,001

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic, and the President of the United States declared the COVID-19 a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic, further government response and development of treatments and vaccines and their potential effect on our financial position, results of operations, cash flows and liquidity. These events could have an impact in future periods on certain estimates used in the preparation of our first quarter financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision, and recoverability of certain receivables. Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We have historically depreciated new tractors over five years to salvage values of approximately 15% of their cost.  We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost. At least annually, we review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of property and equipment are included in depreciation expense in the consolidated statements of operations.

Note 2.	(Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 240,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2020. Such shares were not included in the computation of diluted (loss) income per share for the same period as the inclusion would have been anti-dilutive due to the net loss. There were no outstanding stock options at March 31, 2020 and March 31, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net (loss) income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net (loss) income	$(2,213)	$4,433
Denominator:
Denominator for basic (loss) income per share – weighted-average shares	18,088	18,381
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	-	152
Denominator for diluted (loss) income per share adjusted weighted-average shares and assumed conversions	18,088	18,533

Net (loss) income per share:
Basic and diluted net (loss) income per share	$(0.12)	$0.24

Note 3.	Segment Information

We have four reportable segments:

●	Highway Services: Includes the Company’s Expedited and OTR services, which are typically ad-hoc and do not include long-term contracts.

o
Expedited services primarily involves high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

	o	OTR services provide customers with one-way load capacity over irregular routes for loads that are typically shorter in nature.

●	Dedicated: Specializes in providing customers with committed capacity over extended contract periods using equipment either owned or leased by the Company.

●	Managed Freight: Includes the Company’s Brokerage, TMS and Warehousing services.

	o	Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to contractual third parties.

	o	TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

	o	Warehousing services provides day-to-day warehouse management services to customers who have chosen to outsource this function.

●	Factoring services assist freight capacity providers with improving cash flows by purchasing accounts receivables at a discount and collecting them directly from the end consumer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2019 Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable operating segments, disaggregated to the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., organized first by reportable operating segment and then by service offering for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended
	March 31,
	2020	2019
Revenues:
Highway Services:
Expedited	$67,597	$61,623
OTR	18,564	26,705
Total Highway Services	86,161	88,328

Dedicated	81,788	84,332

Managed Freight:
Brokerage	21,779	24,307
TMS	8,958	8,370
Warehousing	12,128	11,996
Total Managed Freight	42,865	44,673

Factoring	2,739	1,848

Total revenues	$213,553	$219,181

Note 4.	Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis.  In some cases, a company may not be able to make a reliable estimate of its estimated annual effective tax rate.  If a reliable estimate of the estimated annual effective tax rate cannot be made, the actual effective tax rate for the year may be the best estimate of the annual effective tax rate.  Based on our current projections, which have fluctuated as a result of the COVID-19 pandemic, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax benefit for the three months ended March 31, 2020.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the three months ended March 31, 2020 based on actual year-to-date results, in accordance with ASC 740.

Income tax expense in both 2020 and 2019 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of March 31, 2020 has increased by less than $0.1 million since December 31, 2019.

The net deferred tax liability of $78.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2020, for $0.4 million related to certain state net operating loss carryforwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions for refundable payroll tax credits, deferral of employer-side social-security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Although the Company is still assessing the impact of the legislation, we do not expect there to be a material income tax impact to our consolidated financial statements at this time.

Note 5.	Debt and Lease Obligations

Current and long-term debt and lease obligations consisted of the following at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$24,262	$-	$-
Revenue equipment installment notes; weighted average interest rate of 3.7% at March 31, 2020 and December 31, 2019, due in monthly installments with final maturities at various dates ranging from July 2020 to September 2024, secured by related revenue equipment	60,415	181,552	53,431	177,514

Real estate note; interest rate of 3.3% at March 31, 2020 and December 31, 2019, due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,105	22,389	1,093	22,670
Deferred loan costs	(117)	-	(147)	(7)
Total debt	61,403	228,203	54,377	200,177
Principal portion of finance lease obligations, secured by related revenue equipment	7,062	24,901	7,258	26,010
Principal portion of operating lease obligations, secured by related revenue equipment	18,452	36,357	19,460	40,882
Total debt and lease obligations	$86,917	$289,461	$81,095	$267,069

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $24.3 million of borrowings outstanding under the Credit Facility as of March 31, 2020, undrawn letters of credit outstanding of approximately $35.1 million, and available borrowing capacity of $35.6 million. The interest rate on outstanding borrowings as of March 31, 2020, was 3.8% on $4.3 million of base rate loans and there were $20.0 million LIBOR loans with an interest rate of 2.8%. Based on availability as of March 31, 2020 and 2019, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2020 to September 2024. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $216.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The finance leases in effect at March 31, 2020 terminate from September 2020 through November 2024 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations at March 31, 2020 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Finance lease cost:
Amortization of right-of-use assets	$1,037	$1,411
Interest on lease liabilities	247	227
Operating lease cost	6,602	6,182
Variable lease cost	158	-

Total lease cost	$8,044	$7,820

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,037	1,146
Operating cash flows from operating leases	6,760	6,182
Financing cash flows from finance leases	247	227
Right-of-use assets obtained in exchange for new operating lease liabilities	461	4,146
Weighted-average remaining lease term—finance leases		2.7 years
Weighted-average remaining lease term—operating leases		3.5 years
Weighted-average discount rate—finance leases		3.0%
Weighted-average discount rate—operating leases		5.2%

At March 31, 2020 and December 31, 2019, right-of-use assets of $53.3 million and $58.8 million for operating leases and $31.8 million and $35.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2020, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2020 (1)	$16,152	$7,931
2021	18,087	8,179
2022	15,941	9,902
2023	7,214	6,775
2024	408	1,300
Thereafter	1,992	-
Total minimum lease payments	59,794	34,087
Less: amount representing interest	(4,985)	(2,124)
Present value of minimum lease payments	54,809	31,963
Less: current portion	(18,452)	(7,062)
Lease obligations, long-term	$36,357	$24,901

(1) Excludes the three months ended March 31, 2020.

Note 7.	Stock-Based Compensation

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors. On May 8, 2019, the stockholders, upon recommendation of the board of directors, approved the First Amendment (the “First Amendment”) to the Incentive Plan. The First Amendment (i) increases the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 750,000 shares, (ii) implements additional changes designed to comply with certain shareholder advisory group guidelines and best practices, (iii) makes technical updates related to Section 162(m) of the Internal Revenue Code in light of the 2017 Tax Cuts and Jobs Act, (iv) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2029, and (v) makes such other miscellaneous, administrative and conforming changes as were necessary.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. As of March 31, 2020, there were 502,213 remaining of the 2,300,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2029. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is the recognition of approximately $0.5 million and $1.3 million stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. All stock compensation expense recorded in 2020 and 2019 relates to restricted shares, as no unvested options were outstanding during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2020, certain participants elected to forfeit receipt of an aggregate of 817 shares of Class A common stock at a weighted average per share price of $12.91 based on the closing price of our Class A common stock on the dates the shares vested in 2020, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 8.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2020.

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

We had $35.1 million and $35.2 million of outstanding and undrawn letters of credit as of March 31, 2020 and December 31, 2019, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 9.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no tractors or trailers to TEL during the three-months ended March 31, 2020 and 2019, and we received $2.3 million and $2.4 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the three-months ended March 31, 2020 and 2019, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at March 31, 2020, are being carried as a reduction in our investment in TEL.  At March 31, 2020 and December 31, 2019, we had accounts receivable from TEL of $1.4 million and $1.3 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2020 net loss through March 31, 2020, or $0.7 million. We received no equity distribution from TEL during the three-months ended March 31, 2020 and 2019.  Our investment in TEL, totaling $31.2 million and $31.9 million, at March 31, 2020 and December 31, 2019, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of March 31,	As of December 31,
	2020	2019
Total Assets	$360,538	$374,591
Total Liabilities	306,132	318,743
Total Equity	$54,406	$55,848

	Three Months Ended
	March 31,
	2020	2019
Revenue	$25,221	$27,525
Cost of Sales	4,769	7,516
Operating Expenses	18,875	12,526
Operating Income	1,577	7,483
Net (Loss) Income	$(1,442)	$5,088

Note 10.	Goodwill and Other Intangible Assets

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

As of March 31, 2020 and December 31, 2019, we had goodwill of $42.5 million.

A summary of other intangible assets as of March 31, 2020 and December 31, 2019 is as follows:

(in thousands)	March 31, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(280)	$2,122
Managed Freight	1,998	(233)	1,765
Total trade name	4,400	(513)	3,887	159
Non-compete agreement:
Dedicated	914	(321)	593
Managed Freight	486	(170)	316
Total non-compete agreement	1,400	(491)	909	39
Customer relationships:
Dedicated	14,072	(2,052)	12,020
Managed Freight	14,128	(2,060)	12,068
Total customer relationships:	28,200	(4,112)	24,088	123
Total other intangible assets	$34,000	$(5,116)	$28,884

(in thousands)	December 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(240)	$2,162
Managed Freight	1,998	(200)	1,798
Total trade name	4,400	(440)	3,960	162
Non-compete agreement:
Dedicated	914	(274)	640
Managed Freight	486	(146)	340
Total non-compete agreement	1,400	(420)	980	42
Customer relationships:
Dedicated	14,072	(1,759)	12,313
Managed Freight	14,128	(1,766)	12,362
Total customer relationships:	28,200	(3,525)	24,675	126
Total other intangible assets	$34,000	$(4,385)	$29,615

The above intangible assets, excluding goodwill, have a weighted average remaining life of 125 months as of March 31, 2020. The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2020 (1)	$2,192
2021	2,923
2022	2,923
2023	2,783
2024	2,643
Thereafter	15,420

(1)	Excludes the three months ended March 31, 2020.

Note 11.	Equity

On February 10, 2020, the Company announced that the Board approved the repurchase of up to $20.0 million worth of the Company's outstanding Class A common stock.  The program was suspended on March 26, 2020, with approximately $2.5 million remaining authorized. There were 1.4 million shares repurchased in the open market for $17.5 million during the three months ended March 31, 2020 and there were zero shares repurchased during the three months ended March 31, 2019.  The Company has the ability to reinstate the stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Note 12.	Liquidity

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our real estate and used revenue equipment. We had cash and cash equivalents of $39.7 million and $43.6 million at March 31, 2020 and December 31, 2019, respectively. We had working capital (total current assets less total current liabilities) of $114.1 million and $93.1 million at March 31, 2020 and December 31, 2019, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, other sources of financing, and cash and cash equivalents on hand, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of March 31, 2020, we had $24.3 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $35.1 million, and available borrowing capacity of $35.6 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

As part of our strategic focus to reduce overhead costs and in response to the uncertainty of the upcoming economic environment as a result of COVID-19, we have begun taking measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions.  Additionally, we have other potential flexible sources of liquidity that we can leverage if needed, including certain unencumbered assets we could add to the borrowing base of our Credit Facility.

Note 13.	Subsequent Events

On May 22, 2020, we closed on the sale of our Dallas-area terminal for approximately $10.0 million net of commissions and fees. We expect to record a pre-tax gain in the second quarter of 2020 of approximately $6.5 million from such sale.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirements, expected terminal dispositions and the impact thereof, future customer relationships, expected debt reduction, future driver market conditions, expected cash flows, expected operating income, future investments in and growth of our segments and services, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in TEL, anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, and the anticipated impact of the recent coronavirus outbreak or other similar outbreaks, among others, are forward-looking statements.  Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2019.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2019, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our first quarter 2020 was marked by three big themes: internal energy around our strategic plan, our response to COVID-19, and a declining used equipment market. The market environment pressured our operating margin but also provided impetus to accelerate the execution of our strategic plan. We are very proud of our team’s rapid and effective implementation of our strategic plan, which we believe will bolster liquidity to weather any short-term economic uncertainty while strengthening the Company for the long term as it is fully executed.

The main positives in the first quarter were 1) completion and initiation of certain elements of our plan to reduce our total capital employed while reducing leverage and prioritizing our higher margin and less volatile core service offerings, 2) cost control planning and ongoing execution to provide significant cost savings as we move through the fiscal year, 3) the swift and effective response to COVID-19 by our teammates, 4) year-over-year average freight revenue per tractor increases in each of the Highway Services and Dedicated Truckload segments, 5) combined truckload (Highway Services and Dedicated reportable segments) operating costs, net of fuel surcharges increased just 0.4 cents per mile compared to the first quarter of 2019, even with excessively adverse insurance and claims expense during the quarter which was partially offset by the $1.7 million gain on the sale of our Orlando terminal, and 6) growth and increased profitability from our Factoring segment. The main negatives in the quarter were 1) the revenue and related profitability lost while two of our large dedicated automotive customers shutdown operations in mid-March related to COVID-19 precautionary measures and are just now slowly stepping up production late May 2020, 2) the pass-through loss from our investment in TEL, and 3) net indebtedness increasing $32.2 million from the end of 2019 as we made the decision to repurchase $17.5 million of our Class A common stock and to grow our Factoring segment significantly.

Additional items of note for the first quarter of 2020 include the following:

●
Total revenue of $213.6 million, a decrease of 2.6% compared with the first quarter of 2019, and freight revenue of $192.3 million (which excludes revenue from fuel surcharges), a decrease of 1.8% compared with the first quarter of 2019;

●	Operating income of $0.7 million, compared with $5.4 million in the first quarter of 2019;

●	Net loss of $2.2 million, or $0.12 per basic and diluted share, compared with net income of $4.4 million, or $0.24 per basic and diluted share, in the first quarter of 2019;

●	With available borrowing capacity of $35.6 million under our Credit Facility at March 31, 2020, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue decreased to $42.9 million in the 2020 quarter from $44.7 million in the 2019 quarter and operating income decreased to $1.6 million in the 2020 quarter from $2.7 million in the 2019 quarter;

●	Our equity investment in TEL used $0.7 million of pre-tax earnings in the first quarter of 2020 and provided $3.0 million in the first quarter of 2019;

●	Since December 31, 2019, total indebtedness, net of cash, increased by $32.1 million to $336.7 million; and

●	Stockholders' equity and tangible book value at March 31, 2020, were $328.5 million and $257.1 million, respectively.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns.

The overall impact of COVID-19 on our first quarter results was not material. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority, as such, we've put certain measures into place, including remote work arrangements, enforced social distancing, and increased sanitation protocols, among others.

We believe we have sufficient liquidity to satisfy our cash needs, however we continue to evaluate and act, as necessary to maintain sufficient liquidity to ensure our ability to operate during these unprecedented times. However, the extent to which COVID-19 could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain and will depend on future developments. We will continue to evaluate the nature and extent of these potential impacts to our business.

Outlook

We are encouraged by the initial positive results of our strategic plan execution and structural advancements, as an improved business mix and our cost control efforts offset the impact of a challenging volume and pricing environment in April. However, we expect volatility from month to month over the remainder of the year due to external factors as well as gains and losses associated with our internal initiatives and changes in our revenue and cost structure. Accordingly, our prior outlook for 2020 is no longer applicable and we do not expect to provide earnings or similar expectations for the foreseeable future. In the near term, we are well-prepared to support our partner-customers as their productivity, the economy and business levels return to normal. Over the longer term, we believe the influential structural improvements and strategic initiatives we are executing will strengthen our position in the U.S. logistics industry, de-risk our leverage profile, and concentrate our less-cyclical business model on more sustainable, higher margin sectors where we can add considerably greater value to our partner-customers and for our stakeholders.

Non-GAAP Reconciliation

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

Operating Ratio

	Three months ended March 31,
GAAP Operating Ratio:	2020	OR %	2019	OR %
Total revenue	$213,553		$219,181
Total operating expenses	212,845	99.7%	213,755	97.5%
Operating income	$708		$5,426

Adjusted Operating Ratio:	2020	Adj. OR %	2019	Adj. OR %
Total revenue	$213,553		$219,181
Fuel surcharge revenue	(21,232)		(23,420)
Freight revenue (total revenue, excluding fuel surcharge)	192,321		195,761

Total operating expenses	212,845		213,755
Adjusted for:
Fuel surcharge revenue	(21,232)		(23,420)
Amortization of intangibles	(731)		(731)
Adjusted operating expenses	190,882	99.3%	189,604	96.9%
Adjusted operating income	$1,439		$6,157

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

We have four reportable operating segments, which include:

●	Highway Services: Includes the Company’s Expedited and OTR services, which are typically ad-hoc and do not include long-term contracts.

o
Expedited services primarily involves high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

	o	OTR services provide customers with one-way load capacity over irregular routes for loads that are typically shorter in nature.

●	Dedicated: Specializes in providing customers with committed capacity over extended contract periods using equipment either owned or leased by the Company.

●	Managed Freight: Includes the Company’s Brokerage, TMS and Warehousing services.

	o	Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to contractual third parties.

	o	TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

	o	Warehousing services provides day-to-day warehouse management services to customers who have chosen to outsource this function.

●	Factoring services assist freight capacity providers with improving cash flows by purchasing accounts receivables at a discount and collecting them directly from the end consumer.

In our Highway Services and Dedicated segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Highway Services revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. The main factors that could affect our Dedicated revenue are the rates and utilization under the contracts with our Dedicated customers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Within our asset-based transportation service offerings (Highway Services and Dedicated), we operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In contrast, our two-person driver tractors generally operate in longer lengths of haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers. We expect operating statistics and expenses to shift with the mix of single and team operations.

Within our Managed Freight segment, we derive revenue from providing Brokerage, TMS, and warehousing services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Highway Services segment, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network providing focused customer support through multiyear contracts, and empowering customers to outsource warehousing management including moving containers and trailers in or around freight yards. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

Within our Factoring segment, we derive revenue from purchasing accounts receivables from external logistics providers at a discount and collecting on the accounts receivables from the end consumers.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011.

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue (or freight revenue) and amortization of intangibles. See page 19 for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At March 31, 2020, we operated 2,967 tractors and 6,609 trailers. Of such tractors, 1,891 were owned, 784 were financed under operating leases, and 292 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,049 were owned and 1,560 were financed under finance type leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2020, our fleet had an average tractor age of 1.8 years and an average trailer age of 4.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2020 TO THREE MONTHS ENDED MARCH 31, 2019

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Freight revenue	$192,321	$195,761
Fuel surcharge revenue	21,232	23,420
Total revenue	$213,553	$219,181

For the quarter ended March 31, 2020, total revenue decreased approximately $5.6 million, or 2.6%, to $213.6 million from $219.2 million in the 2019 quarter. Freight revenue decreased approximately $3.4 million, or 1.8%, to $192.3 million for the quarter ended March 31, 2020, from $195.8 million in the 2019 quarter, while fuel surcharge revenue decreased $2.2 million quarter-over-quarter. The decrease in revenue resulted from a $1.8 million, $1.7 million, and a $0.8 million decrease in Managed Freight, Dedicated, and Highway Services freight revenue, respectively, partially offset by a $0.9 million increase in freight revenue from our Factoring segment. See the Results of Segment Operations section below for additional discussion of segment revenue.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. As it relates to the comparison of expenses to freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from period-to-period. Nonetheless, freight revenue represents a non-GAAP financial measure and is not a substitute for revenue measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Our Board and management focus on our freight revenue as an indicator of our performance from period to period. We believe our presentation of freight revenue is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that freight revenue improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define freight revenue differently. Because of these limitations, freight revenue should not be considered a measure of total revenue generated by or available to our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

For each expense item discussed below, we have provided a table setting forth the relevant expense first as a percentage of total revenue, and then as a percentage of freight revenue.

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2020	2019
Salaries, wages, and related expenses	$82,824	$79,503
% of total revenue	38.8%	36.3%
% of freight revenue	43.1%	40.6%

Salaries, wages, and related expenses increased approximately $3.3 million, or 4.2%, for the three months ended March 31, 2020, compared with the same quarter in 2019. As a percentage of total revenue, salaries, wages, and related expenses increased to 38.8% of total revenue for the three months ended March 31, 2020, from 36.3% in the same quarter in 2019. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.1% of freight revenue for the three months ended March 31, 2020, from 40.6% in the same quarter in 2019.  The increase of $3.3 million is the result of driver and non-driver pay increases since the first quarter of 2019 as well as increases in group health insurance and workers' compensation insurance, partially offset by a reduction in contract labor support as compared to the 2019 quarter.

We believe salaries, wages, and related expenses will increase going forward as a result of higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. However, we expect these increases to be partially offset by cost saving measures put into place during the second quarter of 2020, including pay reductions for certain employees and temporary suspension of employer contributions to the 401(k) plan. In addition, if freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended
	March 31,
	2020	2019
Fuel expense	$25,265	$27,832
% of total revenue	11.8%	12.7%
% of freight revenue	13.1%	14.2%

Total fuel expense decreased $2.6 million to $25.3 million for the three months ended March 31, 2020, compared with $27.8 million the same quarter in 2019. As a percentage of total revenue, total fuel expense decreased to 11.8% of total revenue for the three months ended March 31, 2020, from 12.7% in the same quarter in 2019. As a percentage of freight revenue, total fuel expense decreased to 13.1% of freight revenue for the three months ended March 31, 2020, as compared to 14.2% for the 2019 quarter.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE decreased $0.14 per gallon in the first quarter of 2020 compared with the same quarter in 2019.

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

	Three Months Ended
	March 31,
	2020	2019
Total fuel surcharge	$21,232	$23,420
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,781	2,942
Company fuel surcharge revenue	$18,451	$20,478
Total fuel expense	$25,265	$27,832
Less: Company fuel surcharge revenue	18,451	20,478
Net fuel expense	$6,814	$7,354
% of freight revenue	3.5%	3.8%

Net fuel expense decreased $0.5 million, or 7.3%, for the quarter as compared to the same 2019 period. As a percentge of freight revenue, net fuel expense decreased to 3.5% from 3.8% for the quarter ended March 31, 2020. The change in net fuel expense is primarily due to a lower fuel prices in the 2020 quarter.  During the quarter ended March 31, 2020, we entered into fuel hedging contracts with a fair market value of $0.7 million recorded as other liabilities in our condensed consolidated balance sheet as of March 31, 2020. These contracts will be reclassified into fuel expense as they mature beginning in April 2020. We did not have any fuel hedges in place during the same 2019 quarter.

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

Operations and maintenance

	Three Months Ended
	March 31,
	2020	2019
Operations and maintenance	$12,825	$15,174
% of total revenue	6.0%	6.9%
% of freight revenue	6.7%	7.8%

Operations and maintenance decreased approximately $2.3 million, or 15.5% for the quarter ended March 31, 2020, compared with the same quarter in 2019. As a percentage of total revenue, operations and maintenance decreased to 6.0% of total revenue for the quarter ended March 31, 2020, from 6.9% in the same quarter of 2019. As a percentage of freight revenue, operations and maintenance decreased to 6.7% of freight revenue for the quarter ended March 31, 2020, from 7.8% the same 2019 quarter. The change in operations and maintenance for the three months ended March 31, 2020, is primarily related to the timing of the trade cycle for our tractors as compared to the same 2019 quarter, as well as decreased maintenance and repair expense on our young fleet of tractors and trailers, a reduction in unloading charges due to a change in business mix, and a plan reduction in outside driver recruiting expense related to improved efficiency of advertising dollars.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.
Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2020	2019
Revenue equipment rentals and purchased transportation	$46,062	$48,670
% of total revenue	21.6%	22.2%
% of freight revenue	24.0%	24.9%

Revenue equipment rentals and purchased transportation decreased approximately $2.6 million, or 5.4%, for the three months ended March 31, 2020, compared with the same quarter in 2019. As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 21.6% of total revenue for the three months ended March 31, 2020, from 22.2% in the same quarter in 2019. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 24.0% of freight revenue for the three months ended March 31, 2020, from 24.9% in the same quarter in 2019.

These decreases were primarily the result of a reduction in the percentage of the total miles run by independent contractors from 12.6% for the three months ended March 31, 2019, to 12.1% for the same 2020 quarter.

We expect purchased transportation to increase as we seek to grow the freight brokerage and TMS within the Managed Freight segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended
	March 31,
	2020	2019
Operating taxes and licenses	$3,454	$3,183
% of total revenue	1.6%	1.5%
% of freight revenue	1.8%	1.6%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2020	2019
Insurance and claims	$15,614	$11,235
% of total revenue	7.3%	5.1%
% of freight revenue	8.1%	5.7%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $4.4 million, or 39.0%, for the three months ended March 31, 2020 compared with the same quarter in 2019. As a percentage of total revenue, insurance and claims increased to 7.3% of total revenue for the three months ended March 31, 2020, from 5.1% in the same quarter in 2019. As a percentage of freight revenue, insurance and claims increased to 8.1% of freight revenue for the three months ended March 31, 2020, from 5.7% in the same quarter in 2019. Insurance and claims per mile cost increased to 19.5 cents per mile in the first quarter of 2020 compared to 13.9 cents per mile in the first quarter of 2019. These increases are due to an increase in overall cost per claim as well as adverse development on prior period claims.
Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date the policy premium release refund could range from zero to $7.6 million, depending on actual claims settlements in the future. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36-month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at March 31, 2020.
Effective April 1, 2020, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.5 million per quarter, greater self-insured retention, and lower aggregate limits than prior coverage.  In future periods, insurance and claims cost may be more variable depending on our future accident experience, which could contribute to earnings volatility.
Communications and utilities

	Three Months Ended
	March 31,
	2020	2019
Communications and utilities	$1,569	$1,718
% of total revenue	0.7%	0.8%
% of freight revenue	0.8%	0.9%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2020	2019
General supplies and expenses	$8,568	$6,731
% of total revenue	4.0%	3.1%
% of freight revenue	4.5%	3.4%

General supplies and expenses increased approximately $1.8 million, or 27.3%, for the three months ended March 31, 2020, compared with the same quarter in 2019.  As a percentage of total revenue, general supplies and expenses increased to 4.0% of total revenue for the three months ended March 31, 2020, compared to 3.1% for the same quarter in 2019.  As a percentage of freight revenue, general supplies and expenses increased to 4.5% of freight revenue for the three months ended March 31, 2020, from 3.4% in the same quarter in 2019.

The increases for the quarter ended March 31, 2020 primarily relate to investments made in strategic planning and process improvement review within the Company as well as additional reserves put in place for potentially uncollectible accounts receivable. For the remainder of 2020, we expect the changes in general supplies and expenses versus the prior year period to decrease as a result of cost-saving efforts enacted as part of our strategic focus to reduce overhead costs.

Depreciation and amortization, including gains and losses on disposition of property and equipment

	Three Months Ended
	March 31,
	2020	2019
Depreciation and amortization, including gains and losses on disposition of property and equipment	$16,663	$19,709
% of total revenue	7.8%	9.0%
% of freight revenue	8.7%	10.1%

Depreciation and amortization, including gains and losses on disposition of property and equipment ("depreciation and amortization"), consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets, as well as amortization of intangible assets.  Depreciation and amortization decreased by $3.0 million, or 15.5%, for the three months ended March 31, 2020, compared with the same quarter in 2019. As a percentage of total revenue, depreciation and amortization decreased to 7.8% of total revenue for the three months ended March 31, 2020, from 9.0% in the same quarter in 2019.  As a percentage of freight revenue, depreciation and amortization decreased to 8.7% of freight revenue for the three months ended March 31, 2020, from 10.1% in the same quarter in 2019.

Excluding gains and losses, depreciation decreased $1.6 million to $17.5 million for the quarter ended March 31, 2020, compared to $19.1 million in the same 2019 quarter. Gains on the sale of property and equipment were $1.5 million for the three months ended March 31, 2020, compared to gains of $0.1 million in the same 2019 quarter. Amortization of intangible assets was $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

By the end of 2020, we expect to reduce our operating tractors by 12.0% to 14.0% compared to the end of 2019, which we expect to reduce depreciation expense going forward. Our planned fleet reduction, however, could result in equipment impairments and losses on sale, especially given the current used equipment market. If the used equipment market declines further, we could have to adjust residual values and increase depreciation or experience increased losses on sale. Additionally, while we are still assessing the impact of our planned closure of our Texarkana terminal, we expect that we may experience an impairment on the Texarkana terminal in the second quarter of 2020. We also expect to experience other expenses related to the closure of our Texarkana terminal, as well as the closure of our Orlando terminal and our Dallas-area terminal, however, we are currently unable in good faith to make a determination of an estimate of the amount or range of any other amounts expected to be incurred in connection with such terminal closures.

Interest expense, net

	Three Months Ended
	March 31,
	2020	2019
Interest expense, net	$2,892	$2,446
% of total revenue	1.4%	1.1%
% of freight revenue	1.5%	1.2%

Interest expense, net increased approximately $0.4 million, or 18.3%, for the three months ended March 31, 2020 compared with the same quarter in 2019.  As a percentage of total revenue, interest expense, net increased to 1.4% of total revenue for the three months ended March 31, 2020 compared to 1.1% for the same quarter in 2019.  As a percentage of freight revenue, interest expense, net increased to 1.5% of freight revenue for the three months ended March 31, 2020, from 1.2% in the same quarter in 2019.  These increases are primarily the result of an increase in our balance sheet debt, including operating and finance leases, of $67.3 million to $376.4 million as of March 31, 2020 from $309.1 million as of March 31, 2019, partially offset by a decrease in our weighted average interest rate for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage. Going forward, we expect this line item to decrease if we are able to reduce our debt as planned. Interest expenses may increase absent our ability to reduce indebtedness through the closure of Texarkana, reduction in tractor fleet, or otherwise.

(Loss) income from equity method investment

	Three Months Ended
	March 31,
	2020	2019
(Loss) income from equity method investment	$(735)	$3,035

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended March 31, 2020 our earnings from equity method investment declined to a loss of $0.7 million for the three months ended March 31, 2020. The decrease in TEL's contribution to our results for the three months ended March 31, 2020 is the result of the revenue impact associated with a customer bankruptcy during the fourth quarter of 2019. We expect the impact on our earnings resulting from our investment in TEL to be down year-over-year for the second quarter of 2020 as a result of the discontinued business, however, we expect our earnings resulting from our investment in TEL to improve relative to those of the first quarter of 2020.
Income tax (benefit) expense

	Three Months Ended
	March 31,
	2020	2019
Income tax (benefit) expense	$(706)	$1,582
% of total revenue	(0.3%)	0.7%
% of freight revenue	(0.4%)	0.8%

Income tax (benefit) expense decreased approximately $2.3 million, or 144.6%, for the three months ended March 31, 2020, compared with the same quarter in 2019.  As a percentage of total revenue, income tax expense decreased to 0.3% of total revenue for the three months ended March 31, 2020, from 0.7% in the same quarter in 2019.  As a percentage of freight revenue, income tax expense decreased to 0.4% of freight revenue for the three months ended March 31, 2020, from 0.8% in the same quarter in 2019.

These decreases were primarily related to the $8.9 million decrease in the pre-tax income in the three months ended March 31, 2020, compared to the same 2019 quarter, resulting from the decline in operating income and the loss on investment in TEL noted above.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2020 TO THREE MONTHS ENDED MARCH 31, 2019

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2020	2019
Revenues:
Highway Services:
Expedited	$67,597	$61,623
OTR	18,564	26,705
Total Highway Services	86,161	88,328

Dedicated	81,788	84,332

Managed Freight:
Brokerage	21,779	24,307
TMS	8,958	8,370
Warehousing	12,128	11,996
Total Managed Freight	42,865	44,673

Factoring	2,739	1,848

Total revenues	$213,553	$219,181

Operating Income (Loss):
Highway Services
Expedited	$1,237	$2,197
OTR	(2,994)	(3,031)
Total Highway Services	(1,757)	(834)

Dedicated	(1,325)	2,110

Managed Freight:
Brokerage	(11)	556
TMS	664	587
Warehousing	975	1,527
Total Managed Freight	1,628	2,670

Factoring	2,162	1,480

Total operating income	$708	$5,426

For the quarter ended March 31, 2020, total revenue decreased approximately $5.6 million, or 2.6%, to $213.6 million from $219.2 million in the 2019 quarter. Freight revenue decreased approximately $3.4 million, or 1.8%, to $192.3 million for the quarter ended March 31, 2020, from $195.8 million in the 2019 quarter, while fuel surcharge revenue decreased $2.2 million quarter-over-quarter. The decrease in freight revenue resulted from a $1.8 million, $1.7 million, and a $0.8 million decrease in Managed Freight, Dedicated, and Highway Services freight revenue, respectively, partially offset by a $0.9 million increase in freight revenue from our Factoring segment.

The decrease in Highway Services revenue relates to an 81 (or 5.8%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 5.1% compared to the 2019 quarter.  The increase in average freight revenue per tractor per week for the quarter ended March 31, 2020 is the result of a 9.2% increase in average miles per unit partially offset by a 7.0 cents per mile (or 3.6%) decrease in average rate per total mile compared to the 2019 quarter. Highway Services team-driven trucks averaged 848 teams in the first quarter of 2020, an increase of approximately 5.7% from the average of 802 teams in the first quarter of 2019.

The decrease in Dedicated revenue relates to a 53 (or 3.1%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 0.6% compared to the 2019 quarter.  The increase in average freight revenue per tractor per week for the quarter ended March 31, 2020 is the result of a 2.2% increase in average miles per unit partially offset by a 3.0 cents per mile (or 1.6% decrease in average rate per total mile compared to the 2019 quarter.

Managed Freight total revenue decreased $1.8 million for the 2020 quarter compared to the same 2019 quarter, as a result of a 14.9% decrease in revenue per load.

The increase in Factoring revenue is the result of new customers as well as growth with existing customers.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our real estate and used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward Dedicated and Managed Freight segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had cash and cash equivalents of $39.7 million and $43.6 million at March 31, 2020 and December 31, 2019, respectively. We had working capital (total current assets less total current liabilities) of $114.1 million and $93.1 million at March 31, 2020 and December 31, 2019, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, other sources of financing, and cash and cash equivalents on hand, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

With an average fleet age of 1.8 years at March 31, 2020, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2020 and December 31, 2019 we had $376.4 million and $348.2 million in long-term debt and lease obligations, respectively, consisting of the following:

●	$24.3 million and no outstanding borrowings under the Credit Facility, respectively;

●	$242.0 million and $230.9 million in revenue equipment installment notes, respectively;

●	$23.5 million and $23.8 million in real estate notes, respectively;

●	$0.1 million and $0.2 million in deferred loan costs (which reduce long-term debt), respectively;

●	$32.0 million and $33.3 million of the principal portion of financing lease obligations, respectively, and;

●	$54.8 million and $60.3 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to the purchase of new company tractors through installment notes in the first three months of 2020. The decrease in operating lease obligations was primarily due to amortization of the liability during the first three months of 2020.

As of March 31, 2020, we had $24.3 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $35.1 million, and available borrowing capacity of $35.6 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 5, “Debt and Lease Obligations” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the three months ended March 31, 2020 totaled $16.5 million as compared to $33.3 million for the prior year period. In the first quarter of 2020, we took delivery of approximately 250 new tractors and 65 new trailers, while disposing of approximately 375 used tractors and 190 used trailers. Our current tractor fleet plan for fiscal 2020 includes the delivery of 35 new company replacement tractors and the disposal of 340 used tractors from our current operating fleet throughout the course of the year. Our current trailer fleet plan for fiscal 2020 includes the delivery of 35 new company replacement trailers and the disposal of 340 used trailers from our current operating fleet throughout the course of the year. By the end of 2020, the size of our operating tractor fleet is expected to be reduced by 12.0% to 14.0% compared to the end of 2019. Gains on disposal of equipment and real estate in the first quarter of 2020 were $1.5 million compared to $0.1 million in the prior-year quarter.

As part of our strategic focus to reduce overhead costs and in response to the uncertainty of the upcoming economic environment as a result of COVID-19, we have begun taking measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. Additionally, we have other potential flexible sources of liquidity that we can leverage if needed, including certain unencumbered assets we could add to the borrowing base of our Credit Facility.

Cash Flows

Net cash flows used by operating activities was $3.5 million for the three-month period ended March 31, 2020, compared to net cash flows provided by operating activities of $9.2 million for the same 2019 period, primarily due to increases in receivables and driver advances as a result of an increase in volume for our Factoring segment, as well as a net loss of $2.2 million for the three-month period ended March 31, 2020 compared to net income of $4.4 million in the same 2019 period.  These changes were partially offset by the timing and amount of payments on our accounts payable and accrued expenses as well as the sale of a terminal in the 2020 period compared to the same 2019 period. Additionally, as a result of activity claims within our insurance carrier's coverage, there was an increase in insurance and claims accruals for amounts that we may be obligated to pay on behalf of our insurer, that we will then collect back from our third-party insurer.

Net cash flows used by investing activities was $16.5 million for the three-month period ended March 31, 2020, compared to $33.5 million in the same 2019 period. The change in net cash flows used by investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 250 new company tractors and disposed of approximately 375 used tractors in the 2020 period compared to delivery and disposal of approximately 209 and 40 tractors, respectively in the same 2019 period.
Net cash flows provided by financing activities was approximately $16.1 million for the three-months ended March 31, 2020, compared to $32.2 million in the same 2019 period. The change in net cash flows provided by financing activities was primarily a function of our stock repurchase program during the first quarter of 2020 partially offset by net proceeds from our notes payable and Credit Facility of $35.0 million in 2020 compared to $34.5 million in the same 2019 period.
On February 10, 2020, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our Class A common stock from time-to-time based upon market conditions and other factors. The stock could be repurchased on the open market or in privately negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes as our Board of Directors may determine. On March 26, 2020, our Board of Directors temporarily suspended the stock repurchase program for added flexibility in response to the uncertain impact of the COVID-19 pandemic. Between February 10, 2020 and March 26, 2020, we repurchased 1.4 million shares of our Class A common stock in the open market for $17.5 million.
Going forward, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2020, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2020, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2019 Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra low sulfur diesel ("ULSD"). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. During the quarter ended March 31, 2020, we entered into fuel hedge contracts with a fair market value of $0.7 million, which are included in other liabilities in our condensed consolidated balance sheet at March 31, 2020. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar change in the price of diesel per gallon would impact our net income by $0.7 million. This sensitivity analysis considers that we expect to purchase approximately 17.3 million gallons of diesel during the remainder of 2020, with an assumed fuel surcharge recovery rate of 84.0% of the cost (which was our fuel surcharge recovery rate during the three months ended March 31, 2020). Assuming our fuel surcharge recovery is consistent during the remainder of 2020, this leaves 2.8 million gallons that are not covered by the natural hedge created by our fuel surcharges. Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the periods ended March 31, 2020 and 2019, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income (loss) into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to interest rate changes, are immaterial. The amounts actually realized will depend on the fair values as of the date of settlement
Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $376.4 million of debt and operating and finance leases, we had $55.2 million of variable rate debt outstanding at March 31, 2020, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $23.5 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $7.5 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our March 31, 2020 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2020.
On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2020.
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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2019, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  The information presented below supplements such risk factors and should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We could be negatively impacted by the recent Coronavirus (“COVID-19”) outbreak or other similar outbreaks.

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. There is considerable uncertainty regarding such measures and potential future measures, all of which could limit our ability to meet customer demand, as well as reduce customer demand.

Certain of our operations and personnel at our headquarters in Chattanooga, Tennessee, and other locations have been working remotely, which could disrupt our management, business, finance, and financial reporting teams. We may experience an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, which could have a materially adverse effect on our operating results.  Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted resulting in a negative impact on our operations and results.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. The current outbreak has caused a slowdown in the global economy and it is possible that it could cause a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to general economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results” under “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2019.

The extent to which COVID-19 could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

We may experience additional expenses, impairments, and losses related to future terminal closures and other restructuring activities.

As we continue to execute on our strategic plan, we have identified terminals for closure. Such terminal closures, as well as any other future closures or restructuring activities, could cause us to experience additional expenses, impairment, and losses. The expenses, impairments, and losses experienced in relation to such activities may be substantial and could be unforeseen at the time the decision is made to undertake such activities. Such expenses, impairments, and losses could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended March 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2020	—	—	—	—
February 1-29, 2020	546,647	$13.99	546,647	$12,328,598
March 1-31, 2020	882,557	$11.19	882,557	$2,485,495
Total	1,429,204		1,429,204	$2,485,495

(1)
On February 10, 2020, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our Class A common stock from time-to-time based upon market conditions and other factors. On March 26, 2020, our Board of Directors temporarily suspended the stock repurchase program for added flexibility in response to the uncertain impact of the COVID-19 pandemic. The Company has the ability to reinstate the stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Second Amended and Restated Articles of Incorporation
3.2	(2)	Third Amended and Restated Bylaws
4.1	(1)	Second Amended and Restated Articles of Incorporation
4.2	(2)	Third Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q, filed May 10, 2019.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019.
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 27, 2020	By:	/s/ M. Paul Bunn
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary in his capacity as such and as a duly authorized officer on behalf of the issuer