Form 10-Q/A
period 2020-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2020-06-01
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Covenant Transportation Group, Inc. (the “Company”) for the quarterly period ended March 31, 2020 that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2020 (the “Form 10-Q”) is to add this Explanatory Note, which was inadvertently omitted from the Form 10-Q. As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 11, 2020, the filing of the Form 10-Q was delayed because our business has experienced significant disruptions due to the unprecedented conditions surrounding the recent outbreak of coronavirus (“COVID-19”).  Certain of our operations and personnel at our headquarters in Chattanooga, Tennessee, and other locations, have been working remotely, due to suggested or mandated social distancing and work from home orders. Our management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and developing operational and financial plans to address those matters, which diverted management resources from completing tasks necessary to finalize the Form 10-Q by its May 11, 2020 due date. The Company relied on the relief that has been granted by the SEC pursuant to the order issued by the SEC on March 25, 2020, under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”; such order, “Release No. 34-88465”), to delay the filing of the Form 10-Q.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

This Amendment No. 1 does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth herein.

PART II          OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Second Amended and Restated Articles of Incorporation
3.2	(2)	Third Amended and Restated Bylaws
4.1	(1)	Second Amended and Restated Articles of Incorporation
4.2	(2)	Third Amended and Restated Bylaws
31.1	(3)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	(4)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
31.3	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.4	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	(5)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	(6)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q, filed May 10, 2019.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019.
(3)	Incorporated by reference to Exhibit 31.1 to the Company's Report on Form 10-Q, filed May 27, 2020.
(4)	Incorporated by reference to Exhibit 31.2 to the Company's Report on Form 10-Q, filed May 27, 2020.
(5)	Incorporated by reference to Exhibit 32.1 to the Company's Report on Form 10-Q, filed May 27, 2020.
(6)	Incorporated by reference to Exhibit 32.2 to the Company's Report on Form 10-Q, filed May 27, 2020.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: June 1, 2020	By:	/s/ M. Paul Bunn
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary in his capacity as such and as a duly authorized officer on behalf of the issuer