Form 10-Q
period 2020-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2020-08-10
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-24960

COVENANT LOGISTICS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

423-821-1212

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.01 Par Value Class A common stock	CVLG	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2020).

Class A Common Stock, $.01 par value: 14,784,214 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,127	$43,591
Accounts receivable, net of allowance of $4,567 in 2020 and $1,440 in 2019	74,880	81,205
Drivers' advances and other receivables, net of allowance of $742 in 2020 and $692 in 2019	20,929	8,507
Inventory and supplies	3,571	4,210
Prepaid expenses	10,415	11,707
Assets held for sale	66,005	12,010
Income taxes receivable	4,566	5,403
Other short-term assets	715	1,132
Current assets of discontinued operations	98,131	86,620
Total current assets	346,339	254,385

Property and equipment, at cost	523,677	725,383
Less: accumulated depreciation and amortization	(130,725)	(208,180)
Net property and equipment	392,952	517,203

Goodwill	42,518	42,518
Other intangibles, net	26,822	29,615
Other assets, net	52,458	37,919

Total assets	$861,089	$881,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$613	$592
Accounts payable	18,514	19,500
Accrued expenses	37,896	31,840
Current maturities of long-term debt	53,482	54,377
Current portion of finance lease obligations	7,125	7,258
Current portion of operating lease obligations	18,407	19,460
Current portion of insurance and claims accrual	23,810	21,800
Other short-term liabilities	757	185
Current liabilities of discontinued operations	5,494	6,245
Total current liabilities	166,098	161,257

Long-term debt	216,632	200,177
Long-term portion of finance lease obligations	25,609	26,010
Long-term portion of operating lease obligations	30,225	40,882
Insurance and claims accrual	37,036	20,295
Deferred income taxes	70,563	80,330
Other long-term liabilities	7,995	2,578
Total liabilities	554,158	531,529
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,168,210 shares issued and 14,740,506 outstanding as of June 30, 2020; and 16,165,145 shares issued and outstanding as of December 31, 2019	173	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	142,657	141,885
Treasury stock at cost; 1,427,704 and no shares as of June 30, 2020 and December 31, 2019, respectively	(17,446)	-
Accumulated other comprehensive loss	(2,964)	(1,014)
Retained earnings	184,487	209,043
Total stockholders' equity	306,931	350,111
Total liabilities and stockholders' equity	$861,089	$881,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2020 and 2019

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Revenues
Freight revenue	$179,564	$192,659	$369,145	$386,573
Fuel surcharge revenue	12,125	24,381	33,357	47,800
Total revenue	$191,689	$217,040	$402,502	$434,373

Operating expenses:
Salaries, wages, and related expenses	74,688	75,424	157,152	154,593
Fuel expense	15,938	29,215	41,202	57,047
Operations and maintenance	12,218	14,898	25,044	30,072
Revenue equipment rentals and purchased transportation	47,011	47,169	93,073	95,839
Operating taxes and licenses	3,123	3,365	6,576	6,549
Insurance and claims	11,562	10,471	27,174	21,705
Communications and utilities	1,782	1,760	3,351	3,478
General supplies and expenses	11,536	7,205	19,894	13,909
Depreciation and amortization	19,663	20,568	37,846	40,413
Gain on disposition of property and equipment, net	(3,451)	(65)	(4,975)	(208)
Impairment of long lived property, equipment, and right-of-use assets	26,569	-	26,569	-
Total operating expenses	220,639	210,010	432,906	423,397
Operating (loss) income	(28,950)	7,030	(30,404)	10,976
Interest expense, net	2,084	1,978	3,983	3,850
(Income) loss from equity method investment	(530)	(2,375)	205	(5,410)
(Loss) income before income taxes	(30,504)	7,427	(34,592)	12,536
Income tax (benefit) expense	(7,336)	2,182	(8,340)	3,533
(Loss) income from continuing operations	(23,168)	5,245	(26,252)	9,003
Income from discontinued operations, net of tax	825	826	1,696	1,501
Net (loss) income	$(22,343)	$6,071	$(24,556)	$10,504

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(1.36)	$0.28	$(1.49)	$0.49
Income from discontinued operations	0.05	0.04	0.10	0.08
Net (loss) income (1)	$(1.31)	$0.33	$(1.40)	$0.57
Basic weighted average shares outstanding	17,089	18,438	17,584	18,410
Diluted weighted average shares outstanding	17,089	18,606	17,584	18,570

(1) Sum of the individual amounts may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE three and six months ended June 30, 2020 and 2019

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(22,343)	$6,071	$(24,556)	$10,504

Other comprehensive (loss) income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($9) and $809 in 2020 and $262 and $425 in 2019, respectively	28	(692)	(2,363)	(1,124)

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of ($115) and ($129) in 2020 and $3 and $7 in 2019, respectively	336	(9)	377	(19)

Unrealized holding gain on investments classified as available-for-sale	36	11	36	21
Total other comprehensive income (loss)	400	(690)	(1,950)	(1,122)

Comprehensive (loss) income	$(21,943)	$5,381	$(26,506)	$9,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2020 and 2019

(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss)	Earnings	Equity

Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net loss	-	-	-	-	-	(2,213)	(2,213)
Other comprehensive loss	-	-	-	-	(2,350)	-	(2,350)
Share repurchase	-	-	-	(17,515)	-	-	(17,515)
Stock-based employee compensation expense	-	-	466	-	-	-	466
Issuance of restricted shares, net	-	-	(6)	-	-	-	(6)
Balances at March 31, 2020	$173	$24	$142,345	$(17,515)	$(3,364)	$206,830	$328,493
Net loss	-	-	-	-	-	(22,343)	(22,343)
Other comprehensive income	-	-	-	-	400	-	400
Share repurchase	-	-	-	29	-	-	29
Stock-based employee compensation expense	-	-	355	-	-	-	355
Issuance of restricted shares, net	-	-	(43)	40	-	-	(3)
Balances at June 30, 2020	$173	$24	$142,657	$(17,446)	$(2,964)	$184,487	$306,931

	For the Three and Six Months Ended June 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss)	Earnings	Equity

Balances at December 31, 2018	$171	$24	$142,177	$-	$204	$200,566	$343,142
Net income	-	-	-	-	-	4,433	4,433
Other comprehensive loss	-	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$-	$(228)	$204,999	$347,737
Net income	-	-	-	-	-	6,071	6,071
Other comprehensive loss	-	-	-	-	(690)	-	(690)
Stock-based employee compensation expense reversal	-	-	(1,433)	-	-	-	(1,433)
Issuance of restricted shares, net	-	-	-	-	-	-	-
Balances at June 30, 2019	$172	$24	$141,337	$-	$(918)	$211,070	$351,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2020 and 2019

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(24,556)	$10,504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (reversal of losses on) accounts receivable	3,355	(32)
Reversal of deferred gain on sales to equity method investee	(2)	(7)
Depreciation and amortization	37,853	40,426
Impairment of property and equipment	26,569	-
Amortization of deferred financing fees	73	73
Deferred income tax (benefit) expense	(9,139)	3,221
Income tax benefit arising from restricted share vesting and stock options exercised	17	668
Stock-based compensation expense (reversal)	822	(171)
Loss (income) from equity method investment	205	(5,410)
Gain on disposition of property and equipment	(4,946)	(1,386)
Return on investment in available-for-sale securities	(2)	(7)
Changes in operating assets and liabilities:
Receivables and advances	(34,802)	164
Prepaid expenses and other assets	2,093	(2,971)
Inventory and supplies	639	(75)
Insurance and claims accrual	18,751	(4,255)
Accounts payable and accrued expenses	7,172	(17,145)
Net cash flows provided by operating activities	24,102	23,597

Cash flows from investing activities:
Purchase of available-for-sale securities	(405)	(1,780)
Acquisition of property and equipment	(46,991)	(79,125)
Proceeds from disposition of property and equipment	51,479	15,569
Net cash flows provided by (used in) investing activities	4,083	(65,336)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	21	(247)
Proceeds from issuance of notes payable	55,345	57,555
Repayments of notes payable	(39,859)	(19,733)
Repayments of finance lease obligations	(2,661)	(2,876)
Proceeds under revolving credit facility	803,397	843,398
Repayments under revolving credit facility	(803,397)	(829,995)
Payment of minimum tax withholdings on stock compensation	(9)	(667)
Common stock repurchased	(17,486)	-
Net cash flows (used in) provided by financing activities	(4,649)	47,435

Net change in cash and cash equivalents	23,536	5,696

Cash and cash equivalents at beginning of period	43,591	23,127
Cash and cash equivalents at end of period	$67,127	$28,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

On July 1, 2020, the stockholders of Covenant Transportation Group, Inc. approved the amendment to the organization’s Articles of Incorporation to change the Company’s name to Covenant Logistics Group, Inc. All references herein reflect the change of name to Covenant Logistics Group, Inc.

The condensed consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Logistics Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Change in Estimates

The Company reviews the estimated useful lives and salvage values of its assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  During the second quarter of 2020, the Company adjusted the useful lives of certain intangible finite-lived assets, including the Landair trade name and non-compete agreement, and certain revenue equipment held under operating leases as the result of management changes, a change in the branding of the organization, and the forward looking use of these assets.  These changes are being treated as a change in accounting estimate. During the three and six months ended June 30, 2020, these changes in estimates resulted in an increase in depreciation and amortization expense of approximately $3.2 million, or a $2.2 million, or $0.13 per diluted share increase to net loss.

Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and the President of the United States declared the COVID-19 a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had a continued negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are continuing to monitor the progression of the pandemic, further government response and development of treatments and vaccines and their potential effect on our financial position, results of operations, cash flows and liquidity. These events could have an impact in future periods on certain estimates used in the preparation of our second quarter financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables. Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period ( April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals. As a result, any increase increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals.  Additionally, there is the possibility of mandatory reinstatement charges for the expired policy providing coverage in the $10.0 million in excess of $10.0 million layer, for accidents that occurred prior to expiration on March 31, 2020. Due to developments, we may experience additional expense accruals, increased insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.  Subsequent to the disposition, the Company and the purchaser of TFS’ assets became involved in a dispute related to the disposition of the assets of TFS. See Note 15 for additional information on the risks and uncertainties associated with this dispute.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We have historically depreciated new tractors over five years to salvage values of approximately 15% of their cost.  We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost. We review, at least annually, the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of property and equipment are included in depreciation expense in the consolidated statements of operations.

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

Basic (loss) income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 274,000 shares and 257,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended June 30, 2020, respectively. Such shares were not included in the computation of the diluted loss per share for the same periods as the inclusion would have been anti-dilutive due to the net loss. There were no outstanding stock options at June 30, 2020 or June 30, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net (loss) income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerators:
(Loss) income from continuing operations	$(23,168)	$5,245	$(26,252)	$9,003
Income from discontinued operations	825	826	1,696	1,501
Net (loss) income	$(22,343)	$6,071	$(24,556)	$10,504
Denominator:
Denominator for basic (loss) income per share – weighted-average shares	17,089	18,438	17,584	18,410
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	-	168	-	160
Denominator for diluted (loss) income per share adjusted weighted-average shares and assumed conversions	17,089	18,606	17,584	18,570

Net (loss) income per share:
(Loss) income from continuing operations	$(1.36)	$0.28	$(1.49)	$0.49
Income from discontinued operations	0.05	0.04	0.10	0.08
Net (loss) income (1)	$(1.31)	$0.33	$(1.40)	$0.57

(1) Sum of the individual amounts may not add due to rounding.

Note 3.	Discontinued Operations

As of June 30, 2020, our Factoring reportable segment was classified as discontinued operations as it: (i) is a component of the entity, (ii) meets the criteria as held for sale, and (iii) has a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of Transport Financial Services (“TFS”), a division of Covenant Transport Solutions LLC, an indirect wholly owned subsidiary of the Company, which included substantially all of the assets and operations of our Factoring reportable segment.

Beginning with the period ended June 30, 2020, we have reflected the former Factoring reportable segment as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

The following table summarizes the results of our discontinued operations for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	$2,516	$2,258	$5,255	$4,106

Operating expenses	453	444	1,030	813
Operating income	2,063	1,814	4,225	3,293
Interest expense	955	705	1,948	1,278
Income before income taxes	1,108	1,109	2,277	2,015
Income tax expense	283	283	581	514
Net income from discontinued operations, net of tax	$825	$826	$1,696	$1,501

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the Company’s weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Current assets:
Accounts receivable, net of allowance of $600 in 2020 and $408 in 2019	$98,131	$86,620
Current assets of discontinued operations	98,131	86,620

Current liabilities:
Accounts payable	5,494	6,245
Current liabilities of discontinued operations	$5,494	$6,245

Net cash flows used by operating activities related to discontinued operations were $10.0 million and $20.0 million for the six months ended June 30, 2020 and 2019, respectively.  There were no investing or financing cash flows related to discontinued operations for either the six months June 30, 2020 or 2019.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2019.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	$191,689	$217,040	$402,502	$434,373
(Loss) income from continuing operations	(23,168)	5,245	(26,251)	9,003
(Loss) income per basic and diluted share from continuing operations	$(1.36)	$0.28	$(1.49)	0.49

The Company and the purchaser of TFS’ assets are involved in a dispute related to the disposition. The purchaser asserts that, subsequent to the closing, it identified that approximately $66.0 million of the assets acquired  related to advances against future payments to be made pursuant to long-term contractual arrangements between the obligor on such contracts and TFS’ clients for services that had not yet been performed (as opposed to advances against future payments for services that had been performed), that this fact was not disclosed to the purchaser, and the purchase of such advances was not contemplated by the purchase agreement. The Company is engaged in discussions to determine whether this dispute can be amicably resolved and is also evaluating other options should the discussions not produce an amicable resolution. It is too early to determine the likely outcome of this dispute, any liability or expenses the Company may incur, any cash the Company may need to pay or invest, any impact on the Company’s total leverage, or the gain or loss the Company ultimately may record on the transaction compared with the $26.5 million gain previously estimated. The facts are still being gathered, and a solution that is acceptable to both companies may or may not be found.

Note 4.	Segment Information

Until the second quarter of 2020, we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring. As discussed in Note 3, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020.

Our remaining reportable segments are as follows:

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2019 Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our three reportable segments, disaggregated to the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., organized first by reportable segment and then by service offering for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Highway Services
Expedited	$67,907	$65,230	$135,503	$126,852
OTR	11,871	24,433	30,435	51,139
Total Highway Services	79,778	89,663	165,938	177,991

Dedicated	65,940	85,745	147,728	170,078

Managed Freight:
Brokerage	28,443	20,277	50,222	44,583
TMS	5,919	9,431	14,877	17,801
Warehousing	11,609	11,924	23,737	23,920
Total Managed Freight	45,971	41,632	88,836	86,304

Total revenues	$191,689	$217,040	$402,502	$434,373

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2020 has increased by less than $0.1 million since December 31, 2019.

The net deferred tax liability of $70.6 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2020, for $0.4 million related to certain state net operating loss carryforwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 6.	Restructuring and Cost Savings Initiatives

In the second quarter of 2020 we made significant changes to our operational business units, overhead structure and branding strategy in an effort to streamline our business in a manner that we believe will allow us to significantly lower our fixed costs, pay down debt and produce consistent acceptable margins.  These changes include (i) a reduction in our fleet of tractors and refrigerated trailers, which have historically produced unacceptable or unprofitable operating income, (ii) reallocation of our operating fleet toward our more profitable expedited, dedicated and irregular route operations, (iii) the sale of our Hutchins, Texas terminal and discontinued use of our Texarkana, Arkansas terminal, (iv) changes to key management and reductions to headcount, (v) the closure and early termination of our leased office space in Chattanooga, Tennessee that our brokerage group occupied, (vi) the installation of new operational processes allowing us to abandon or discontinue the use of a number of peripheral information technology infrastructure and applications and (vii) a change in our branding strategy to focus on one company name, phasing out the use of the Landair trade name.

Although the significant majority of restructuring and cost savings initiatives were completed in the second quarter of 2020, we do anticipate additional costs in the third and fourth quarters of 2020, as we continue to optimize our fleet profile and management team.

We discontinued the use of a significant amount of property and equipment, including assets owned and held under operating leases. We have adjusted the carrying value of the owned property and equipment down to fair market value less estimated costs of disposal and classified them as available held for sale as of June 30, 2020. We expect to sell all the assets within the next twelve months. We terminated the lease agreement on a leased office facility in Chattanooga, TN during the second quarter of 2020 and recognized the related loss on the termination of the right of use asset and the abandonment of leasehold improvements within the impairment of property and equipment line item of the condensed consolidated statement of operations. The following table provides a summary of the asset groups impaired, amount of the impairment and a description of the valuation technique used to determine fair value. We believe that these impairment activities are substantially complete. Accordingly, we do not expect to incur additional charges in connection with this activity.

(in thousands)

Description	Amount	Segment(s) Impacted	Value Determination
Revenue equipment	$16,779	Highway Services and Dedicated	Third Party Market Appraisal
Terminal facility, leasehold improvements, and equipment, Texarkana, AR	7,319	Highway Services and Dedicated	Third Party Market Appraisal
Leased office facility, Chattanooga, TN	2,236	Managed Freight	Loss on ROU Asset and Leasehold Improvements
Training and orientation center, Chattanooga, TN	235	Highway Services and Dedicated	Quoted Market Price
Impairment of right-of-use asset, long lived properties, and equipment	$26,569

Other restructuring related gains and charges incurred during the second quarter of 2020 are summarized in the table below. Unless noted below, we believe that these other restructuring related gains and charges are substantially complete. Accordingly, we do not expect to incur additional charges in connection with this activity.

(in thousands)

Description	Amount	Segment(s) Impacted	Statement of Operations Line Item
Gain on sale of Hutchins, TX terminal	$(5,712)	Highway Services and Dedicated	Gain on disposition of property and equipment, net
Employee separation costs (1)	1,791	Highway Services, Dedicated and Managed Freight	Salaries, wages, and related expenses
Abandonment of information technology infrastructure and applications	1,048	Highway Services and Dedicated	Gain on disposition of property and equipment, net
Change in useful life/abandonment of intangible assets	1,331	Dedicated and Managed Freight	Depreciation and amortization
Abandonment of revenue equipment held under operating leases	825	Highway Services and Dedicated	Revenue equipment rentals and purchased transportation
Contract exit costs and restructuring related costs and professional fees	695	Highway Services and Dedicated	General supplies and expenses
Total	$(22)

(1) As of June 30, 2020 we have a $1.0 million current liability related to employee separation costs.  We expect to incur additional employee separation costs in the third and fourth quarters of 2020 related to this restructuring activity, but do not have enough information to quantify at this time.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following at  June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Revenue equipment installment notes; weighted average interest rate of 3.6% at June 30, 2020, and 3.7% at December 31, 2019, due in monthly installments with final maturities at various dates ranging from July 2020 to April 2025, secured by related revenue equipment	52,446	194,526	53,431	177,514

Real estate notes; interest rate of 1.9% at June 30, 2020 and 3.3% at December 31, 2019 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,116	22,106	1,093	22,670
Deferred loan costs	(80)	-	(147)	(7)
Total debt	53,482	216,632	54,377	200,177
Principal portion of finance lease obligations, secured by related revenue equipment	7,125	25,609	7,258	26,010
Principal portion of operating lease obligations, secured by related revenue equipment	18,407	30,225	19,460	40,882
Total debt and lease obligations	$79,014	$272,466	$81,095	$267,069

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had no outstanding borrowings under the Credit Facility as of June 30, 2020, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million. As of June 30, 2020, there were no outstanding base rate or LIBOR loans. Based on availability as of June 30, 2020 and 2019, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  July 2020 to November 2024. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $217.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. For the second quarter ended June 30, 2020, we obtained a waiver from the third-party lender for a financial covenant that we did not comply with. Absent the waiver we would have been in default under our covenants.  We expect to be in compliance with our debt covenants for the next 12 months.

Note 8.	Lease Obligations

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

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The finance leases in effect at  June 30, 2020 terminate from  September 2020 through  April 2025 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

 A summary of our lease obligations at June 30, 2020 and 2019 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Finance lease cost:
Amortization of right-of-use assets	$968	$1,408	$2,005	$2,819
Interest on lease liabilities	278	206	525	433
Operating lease cost	7,445	5,475	14,047	11,657
Variable lease cost	156	-	314	-

Total lease cost	$8,847	$7,089	$16,891	$14,909

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	968	1,297	2,005	2,443
Operating cash flows from operating leases	7,601	5,475	14,361	11,657
Financing cash flows from finance leases	278	206	525	433
Right-of-use assets obtained in exchange for new finance lease liabilities	2,127	-	2,127	-
Right-of-use assets obtained in exchange for new operating lease liabilities	2,176	3,089	2,637	6,325
Weighted-average remaining lease term—finance leases	2.4 years
Weighted-average remaining lease term—operating leases	2.7 years
Weighted-average discount rate—finance leases	3.3%
Weighted-average discount rate—operating leases	5.2%

During the second quarter of 2020 we recognized approximately $2.2 million of impairment expense related to a leased office facility in Chattanooga, TN held under an operating lease and $0.8 million of additional revenue equipment and purchased transportation expense related to the abandonment of revenue equipment held under an operating lease.  At  June 30, 2020 and December 31, 2019, right-of-use assets of $46.4 million and $58.8 million for operating leases and $32.0 million and $35.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2020, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2020 (1)	$10,885	$8,076
2021	18,682	8,548
2022	15,713	9,580
2023	6,869	7,524
2024	28	1,212
Thereafter	9	-
Total minimum lease payments	$52,186	$34,940
Less: amount representing interest	(3,554)	(2,206)
Present value of minimum lease payments	$48,632	$32,734
Less: current portion	(18,407)	(7,125)
Lease obligations, long-term	$30,225	$25,609

(1) Excludes the six months ended June 30, 2020.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. As of  June 30, 2020, there were 417,042 shares remaining of the 2,300,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is the recognition of approximately $0.4 million and $0.8 million of stock-based compensation expense for the three and six months ended June 30, 2020, respectively, and the reversal of $1.8 million and $0.5 million of stock-based compensation expense for the three and six months ended June 30, 2019, respectively. All stock compensation expense recorded in 2020 and 2019 relates to restricted shares, as no unvested options were outstanding during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2020, certain participants elected to forfeit receipt of an aggregate of 5,119 shares of Class A common stock at a weighted average per share price of $14.15 based on the closing price of our Class A common stock on the dates the shares vested in 2020, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending.  The Court has set a bench trial to begin on August 25, 2020.  Covenant Transport intends to vigorously defend itself in this matter.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 20 months, the Plaintiffs added Covenant Transport as a co-defendant in the lawsuit on April 23, 2020.  The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period ( April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals. As a result, any increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals. Additionally, there is the possibility of mandatory reinstatement charges for the expired policy providing coverage in the $10.0 million in excess of $10.0 million layer, for accidents that occurred prior to expiration on March 31, 2020. The expenses associated with additional liability claims may be substantial and such expenses could have a material adverse effect on our business, financial condition, and results of operations. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements.

We had $36.7 million and $35.2 million of outstanding and undrawn letters of credit as of June 30, 2020 and December 31, 2019, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no tractors or trailers to TEL during the six-months ended June 30, 2020 and 2019, and we received $4.4 million and $4.6 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the six-months ended June 30, 2020 and 2019, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at  June 30, 2020, are being carried as a reduction in our investment in TEL.  At  June 30, 2020 and  December 31, 2019, we had accounts receivable from TEL of $1.2 million and $1.3 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2020 net loss through June 30, 2020, or $0.2 million. We received no equity distribution from TEL during the six-months ended June 30, 2020 and 2019.  Our investment in TEL, totaling $31.7 million and $31.9 million, at June 30, 2020 and December 31, 2019, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of June 30,	As of December 31,
	2020	2019
Total Assets	$348,506	$374,591
Total Liabilities	293,079	318,743
Total Equity	$55,427	$55,848

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$23,997	$24,505	$49,218	$48,715
Cost of Sales	2,815	3,417	7,584	10,911
Operating Expenses	17,649	13,635	36,525	28,088
Operating Income	3,533	7,453	5,109	9,716
Net Income (Loss)	$1,021	$4,792	$(421)	$6,482

Note 12.	Goodwill and Other Assets

On July 3, 2018, we acquired 100% of the outstanding stock of Landair Holdings, Inc., a Tennessee corporation (“Landair”). Landair is a dedicated and for-hire truckload carrier, as well as a supplier of transportation management, warehousing and logistics inventory management services. Landair’s results have been included in the consolidated financial statements since the date of acquisition. Landair’s trucking operations’ results are reported within our Truckload reportable segment, while Landair’s logistics operations’ results are reported within our Managed Freight reportable segment.

As a result of management compensation structure changes and a change in the branding strategy of the organization, the Company revised the estimated remaining useful life of the Landair trade name to 15 months as of June 30, 2020. At the end of its useful life, the Landair trade name will have a residual value of $0.5 million. The non-compete agreement with a former Landair executive was terminated during the second quarter of 2020. These changes resulted in additional amortization of $1.3 million during the second quarter of June 30, 2020, or a $1.0 million, or $0.06 per diluted share, increase in net loss. The remaining useful lives as adjusted are included in the summary of other intangible assets below.

As of  June 30, 2020 and December 31, 2019, we had goodwill of $42.5 million.

A summary of other intangible assets as of  June 30, 2020 and  December 31, 2019 is as follows:

(in thousands)	June 30, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(588)	$1,814
Managed Freight	1,998	(490)	1,508
Total trade name	4,400	(1,078)	3,322	15
Non-compete agreement:
Dedicated	914	(914)	-
Managed Freight	486	(486)	-
Total non-compete agreement	1,400	(1,400)	-	-
Customer relationships:
Dedicated	14,072	(2,345)	11,727
Managed Freight	14,128	(2,355)	11,773
Total customer relationships:	28,200	(4,700)	23,500	120
Total other intangible assets	$34,000	$(7,178)	$26,822

(in thousands)	December 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(240)	$2,162
Managed Freight	1,998	(200)	1,798
Total trade name	4,400	(440)	3,960	162
Non-Compete agreement:
Dedicated	914	(274)	640
Managed Freight	486	(146)	340
Total non-compete agreement	1,400	(420)	980	42
Customer relationships:
Dedicated	14,072	(1,759)	12,313
Managed Freight	14,128	(1,766)	12,362
Total customer relationships:	28,200	(3,525)	24,675	126
Total other intangible assets	$34,000	$(4,385)	$29,615

The above intangible assets have a weighted average remaining life of 107 months as of June 30, 2020, compared to 128 months as of December 31, 2019, as a result of the change in estimated useful life as discussed above.  The expected amortization of these assets for the remainder of 2020 and the next five successive years is as follows:

(in thousands)
2020 (1)	$2,304
2021	4,043
2022	2,350
2023	2,350
2024	2,350
2025	2,350
Thereafter	10,575

(1) Excludes the six months ended June 30, 2020.

Note 13.	Equity

On February 10, 2020, the Company announced that the Board approved the repurchase of up to $20.0 million worth of the Company's outstanding common stock.  The program was suspended on March 26, 2020, with approximately $2.5 million worth of the shares remaining authorized for purchase. There were 1.4 million shares repurchased in the open market for $17.5 million during the three months ended March 31, 2020. There were no changes to the stock repurchase program during the three months ended June 30, 2020. The Company has the ability to reinstate the stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Note 14.	Liquidity

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $180.2 million and $93.1 million at June 30, 2020 and December 31, 2019, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of June 30, 2020, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

As part of our strategic focus to reduce overhead costs and in response to the uncertainty of the upcoming economic environment as a result of COVID-19, we have begun taking measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions.  Additionally, we have other potential flexible sources of liquidity that we can leverage if needed, such as currently unencumbered owned revenue equipment.

Note 15.	Subsequent Events

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors. On July 1, 2020, the stockholders, upon recommendation of the board of directors, approved the Second Amendment (the “Second Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Second Amendment (i) increases the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 1,900,000 shares, (ii) adds a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (iii) adds a double-trigger vesting requirement upon a change in control, (iv) eliminates the Compensation Committee’s discretion to accelerate vesting, except in cases involving death or disability, (v) increases the maximum award granted or payable to any one participant under the Incentive Plan for a calendar year from 200,000 shares of Class A common stock or $2,000,000, in the event the award is paid in cash, to 500,000 shares of Class A common stock or $4,000,000, in the event the award is paid cash, (vi) re-sets the date through which awards may be made under the Incentive Plan to June 1, 2030, and (vii) makes other miscellaneous, administrative and conforming changes.

On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.  The Factoring reportable segment has been classified as discontinued operations for financial reporting purposes.

The Company and the purchaser of TFS’ assets are involved in a dispute related to the disposition. The purchaser asserts that, subsequent to the closing, it identified that approximately $66.0 million of the assets acquired  related to advances against future payments to be made pursuant to long-term contractual arrangements between the obligor on such contracts and TFS’ clients for services that had not yet been performed (as opposed to advances against future payments for services that had been performed), that this fact was not disclosed to the purchaser, and the purchase of such advances was not contemplated by the purchase agreement. The Company is engaged in discussions to determine whether this dispute can be amicably resolved and is also evaluating other options should the discussions not produce an amicable resolution. It is too early to determine the likely outcome of this dispute, any liability or expenses the Company may incur, any cash the Company may need to pay or invest, any impact on the Company’s total leverage, or the gain or loss the Company ultimately may record on the transaction compared with the $26.5 million gain previously estimated. The facts are still being gathered, and a solution that is acceptable to both companies may or may not be found. See "Item 1A. Risk Factors," set forth in this Form 10-Q for additional details.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Logistics Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirements, future customer relationships, expected debt reduction, including future interest expense, future driver market conditions, expected cash flows, expected operating income, future investments in and growth of our segments and services, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and the impact of our cost saving measures, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in TEL, the future impact of our restructuring activities and other strategic initiatives, anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, , including the erosion of available limits in our aggregate insurance policies and possible additional expense to reinstate certain insurance policies, the impact of the material weakness identified in our internal control over financial reporting, our disposition of the assets of Transport Financial Services, including the dispute arising therefrom and the gain related to such transaction, if any,  and the anticipated impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q, in our Form 10-K for the year ended December 31, 2019, and our Form 10-Q for the quarter ended March 31, 2020, as amended.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q, in our Form 10-K for the year ended December 31, 2019, and our Form 10-Q for the quarter ended March 31, 2020, as amended, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

In the second quarter, we made significant progress in our efforts to restructure our business units, terminal network, and management team to focus our talent, time and capital on areas where we believe we have the ability to grow and produce a consistent, acceptable margin.  The changes are extensive, and we expect them to be ongoing through the end of the year.  In terms of second quarter results, the changes in our business mix, the restructuring gains and charges detailed below, and the impact of COVID-19-related business restrictions, particularly by automotive, airline and certain retail customers, make comparisons difficult. Moreover, certain strategies we implemented reduced our revenue during the quarter while cost savings are expected to be realized on an ongoing basis. Overall, we are pleased with our current position, which features strong liquidity, a de-leveraged balance sheet, lower overhead costs, increased accountability and speed of decision making, and re-aligned business units.

The following is a summary of infrequent transactions that occurred during the second quarter of 2020:

Gain item:
Gain on sale of Hutchins, TX terminal	$ 5.7 million

Expense items:
Impairment of revenue generating equipment	$17.6 million*
Impairment of real estate and related tangible assets	$9.8 million*
Employee separation costs	$ 1.8 million
Abandonment of information technology infrastructure and applications	$ 1.1 million
Abandonment and change in the useful life of intangible assets	$ 1.3 million
Increase in allowance for bad debt	$ 2.6 million
Contract exit costs and other restructuring related professional fees	$ 0.7 million
Net strategic restructuring and other second quarter adjustments	$29.2 million

* Of the combined $27.4 million, $26.6 million included in impairment on property and equipment and right-of-use asset, while $0.8 million is related to leases and reflected in revenue equipment rentals and purchased transportation.

As of June 30, 2020, our Factoring segment was classified as discontinued operations as it: (i) is a component of the entity, (ii) meets the criteria as held for sale, and (iii) has a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of Transport Financial Services (“TFS”), a division of Covenant Transport Solutions LLC, an indirect wholly owned subsidiary of the Company, which included substantially all of the assets and operations of our Factoring segment. Beginning with the period ended June 30, 2020, we have reflected the former Factoring segment as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation.

Additional items of note for the  second quarter of   2020 include the following:

●

Total revenue of $191.7 million, a decrease of 11.7% compared with the second quarter of 2019, and freight revenue of $179.6 million (which excludes revenue from fuel surcharges), a decrease of 6.8% compared with the second quarter of 2019;

●	Operating loss of $29.0 million, compared with operating income of $7.0 million in the second quarter of 2019;

●

Net loss of $22.3 million, or $1.31 per basic and diluted share, compared with net income of $6.1 million, or $0.33 per basic and diluted share, in the second quarter of 2019. Net loss from continuing operations of $23.2 million, or $1.36 per basic and diluted share, compared to net income from continuing operations or $0.28 per basic and diluted share, in the second quarter of 2019.  Net income from discontinued operations of $0.8 million, or $0.05 per basic and diluted share, compared to net income from discontinued operations of $0.8 million, or $0.04 per basic and diluted share, in the second quarter of 2019.

●	With available borrowing capacity of $58.3 million under our Credit Facility at June 30, 2020, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Our Managed Freight reportable segment’s total revenue increased to $46.0 million in the 2020 quarter from $41.6 million in the 2019 quarter and the segment had an operating loss of $2.9 million in the 2020 quarter compared to operating income of $1.8 million in the 2019 quarter;

●	Our equity investment in TEL provided $0.5 million of pre-tax earnings in the second quarter of 2020 and provided $2.4 million in the second quarter of 2019;

●	Since December 31, 2019, total indebtedness, net of cash, decreased by $20.2 million to $284.3 million; and

●	Stockholders' equity and tangible book value at June 30, 2020, were $306.9 million and $237.6 million, respectively.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns.

During the second quarter, we increased our reserves for uncollectible accounts receivable by approximately $2.6 million as a result of the bankruptcy of one customer and the heightened risk we have on certain of our retail related customers as a result of COVID-19. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority, as such, we've put certain measures into place, including remote work arrangements, enforced social distancing and increased sanitation protocols, among others.

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

Outlook

For the balance of 2020, our main goals will be (i) to continue to optimize our fleet size, monetize a large percentage of the assets held for sale, and further pay down debt, (ii) to allocate our fleet assets across our contract logistics, expedited, and higher margin irregular route operations, (iii) to continue to significantly lower our fixed costs, and (iv) to return managed freight back to its pre-COVID-19 margin percentage.  We believe achieving these goals will position us to enter 2021 with an improved business mix, fleet profile, cost of operation, and leverage ratio.  Pursuing our plan will continue to involve difficult decisions and may result in additional strategic restructuring expenses, in addition to those we normally expect. However, we believe the investment will strengthen our position in the U.S. logistics industry and provide for a less-cyclical business model based on more sustainable, higher margin sectors where we can add value to our partner-customers and for our stakeholders.

Non-GAAP Reconciliation

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Adjusted operating ratio means operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices, amortization of intangibles, and significant unusual items. Our Board and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2020	OR %	2019	OR %	2020	OR %	2019	OR %
Total revenue	$191,689		$217,040		$402,502		$434,373
Total operating expenses	220,639	115.1%	210,010	96.8%	432,906	107.6%	423,397	97.5%
Operating income	$(28,950)		$7,030		$(30,404)		$10,976

Adjusted Operating Ratio:	2020	Adj. OR %	2019	Adj. OR %	2020	Adj. OR %	2019	Adj. OR %
Total revenue	$191,689		$217,040		$402,502		$434,373
Fuel surcharge revenue	(12,125)		(24,381)		(33,357)		(47,800)
Freight revenue (total revenue, excluding fuel surcharge)	179,564		192,659		369,145		386,573

Total operating expenses	220,639		210,010		432,906		423,397
Adjusted for:
Fuel surcharge revenue	(12,125)		(24,381)		(33,357)		(47,800)
Amortization of intangibles	(731)		(731)		(1,462)		(1,462)
Bad debt expense associated with customer bankruptcy and high credit risk customers	(2,617)		-		(2,617)		-
Strategic restructuring adjusting items:
Gain on sale of terminal	5,712		-		5,712		-
Impairment of real estate and related tangible assets	(9,790)		-		(9,790)		-
Impairment of revenue generating equipment and related charges (1)	(17,604)		-		(17,604)		-
Employee separation costs	(1,791)		-		(1,791)		-
Change in useful life/abandonment of intangible assets	(1,331)		-		(1,331)		-
Abandonment of information technology infrastructure and applications	(1,048)		-		(1,048)		-
Contract exit costs and other restructuring related professional fees	(695)		-		(695)		-
Adjusted operating expenses	178,619	99.5%	184,898	96.0%	368,923	99.9%	374,135	96.8%
Adjusted operating income	$945		$7,761		$222		$12,438

(1) Of the $17.6 million, $0.8 million is related to operating leases and reflected in revenue equipment rentals and purchased transportation.

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

Until the second quarter of 2020 we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring Services. As discussed above, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020.  Our three remaining reportable segments include:

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

In our Highway Services and Dedicated reportable segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Highway Services revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. The main factors that could affect our Dedicated revenue are the rates and utilization under the contracts with our Dedicated customers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main expenses that impact the profitability of our Highway Services and Dedicated reportable segments are the variable costs of transporting freight for our customers. These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors. Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

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

Within our Managed Freight reportable segment, we derive revenue from providing Brokerage, TMS, and warehousing services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Highway Services reportable segment, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network providing focused customer support through multiyear contracts, and empowering customers to outsource warehousing management including moving containers and trailers in or around freight yards. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011.

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. See [page 23] for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At June 30, 2020, we operated 2,705 tractors and 6,662 trailers. Of such tractors, 1,673 were owned, 782 were financed under operating leases, and 250 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,101 were owned and 1,561 were financed under finance type leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2020, our fleet had an average tractor age of 1.8 years and an average trailer age of 4.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2020 TO three and six months ended June 30, 2019

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Freight revenue	$179,564	$192,659	$369,145	$386,573
Fuel surcharge revenue	12,125	24,381	33,357	47,800
Total revenue	$191,689	$217,040	$402,502	$434,373

For the quarter ended June 30, 2020, total revenue decreased approximately $25.3 million, or 11.7%, to $191.7 million from $217.0 million in the 2019 quarter. Freight revenue decreased approximately $13.1 million, or 6.8%, to $179.6 million for the quarter ended June 30, 2020, from $192.7 million in the 2019 quarter, while fuel surcharge revenue decreased $12.3 million quarter-over-quarter. The decrease in revenue resulted from a $12.0 million and a $5.5 million decrease in Dedicated and Highway Services freight revenue, respectively, partially offset by an increase of $4.4 million in Managed Freight freight revenue.

For the six months ended June 30, 2020, total revenue decreased approximately $31.9 million, or 7.3%, to $402.5 million from $434.4 million in the same 2019 period. Freight revenue decreased approximately $17.5 million, or 4.5%, to $369.1 million for the period ended June 30, 2020, from $386.6 million in the 2019 period, while fuel surcharge revenue decreased $14.4 million period-over-period. The decrease in revenue resulted from a $13.8 million and $6.3 million decrease in Dedicated, and Highway Services freight revenue, respectively, partially offset by an increase of $2.6 million in Managed Freight freight revenue.

See results of segment operations section for discussion of fluctuations.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Salaries, wages, and related expenses	$74,688	$75,424	$157,152	$154,593
% of total revenue	39.0%	34.8%	39.0%	35.6%
% of freight revenue	41.6%	39.1%	42.6%	40.0%

Salaries, wages, and related expenses decreased approximately $0.7 million, or 1.0%, for the three months ended June 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, salaries, wages, and related expenses increased to 39.0% of total revenue for the three months ended June 30, 2020, from 34.8% in the same quarter in 2019. As a percentage of freight revenue, salaries, wages, and related expenses increased to 41.6% of freight revenue for the three months ended June 30, 2020, from 39.1% in the same quarter in 2019.  These changes were primarily the result of decreases in workers' compensation insurance, a reduction in contract labor support, group health insurance, and discontinuation of the employer contributions to the 401(k) plan, partially offset by employee separation costs related management changes, driver and non-driver pay increases since the first quarter of 2020, and lower revenue to spread these costs.

For the six months ended June 30, 2020, salaries, wages, and related expenses increased approximately $2.6 million, or 1.7%, compared with the same period in 2019. As a percentage of total revenue, salaries, wages, and related expenses increased to 39.0% of total revenue for the six months ended June 30, 2020, from 35.6% for the six months ended June 30, 2019. As a percentage of freight revenue, salaries, wages, and related expenses increased to 42.6% of freight revenue for the six months ended June 30, 2020, from 40.0% in the same period in 2019. These changes were primarily the result of employee separation costs related to the restructuring and driver and non-driver pay increases since the second quarter of 2019 and lower revenue to spread these costs, partially offset by a reduction in contract labor support.

For the remainder of 2020 we believe salaries, wages, and related expenses will remain relatively consistent with that of the second quarter of 2020 as a result of cost saving measures put into place at the beginning of the second quarter 2020 that are expected to remain in place through at least the end of 2020. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fuel expense	$15,938	$29,215	$41,202	$57,047
% of total revenue	8.3%	13.5%	10.2%	13.1%
% of freight revenue	8.9%	15.2%	11.2%	14.8%

Total fuel expense decreased $13.3 million to $15.9 million for the three months ended June 30, 2020, compared with $29.2 million the same quarter in 2019. As a percentage of total revenue, total fuel expense decreased to 8.3% of total revenue for the three months ended June 30, 2020, from 13.5% in the same quarter in 2019. As a percentage of freight revenue, total fuel expense decreased to 8.9% of freight revenue for the three months ended June 30, 2020, as compared to 15.2% for the 2019 quarter.

For the six months ended June 30, 2020, total fuel expense decreased approximately $15.8 million, or 27.8%, compared with the same period in 2019. As a percentage of total revenue, total fuel expense decreased to 10.2% of total revenue for the six months ended June 30, 2020, from 13.1% for the six months ended June 30, 2019. As a percentage of freight revenue, total fuel expense decreased to 11.2% of freight revenue for the six months ended June 30, 2020, from 14.8% in the same period in 2019.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.69 per gallon and $0.42 per gallon lower in the three and six months ended June 30, 2020 compared with the same periods in 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total fuel surcharge	$12,125	$24,381	$33,357	$47,800
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,319	3,038	4,100	5,980
Company fuel surcharge revenue	$10,806	$21,343	$29,257	$41,820
Total fuel expense	$15,938	$29,215	$41,202	$57,047
Less: Company fuel surcharge revenue	10,806	21,343	29,257	41,820
Net fuel expense	$5,132	$7,872	$11,945	$15,227
% of freight revenue	2.9%	4.1%	3.2%	3.9%

Net fuel expense decreased $2.7 million, or 34.8%, and $3.3 million, or 21.6%, for the quarter and six months ended June 30, 2020 as compared to the same 2019 periods. As a percentage of freight revenue, net fuel expense decreased to 2.9% from 4.1% for the quarter ended June 30, 2020 and to 3.2% from 3.9% for the six months ended June 30, 2020 compared to the same 2019 periods. The change in net fuel expense is primarily due to lower fuel prices partially offset by $0.3 million of diesel fuel hedge losses for the quarter and six month periods of 2020 compared to the same 2019 periods, as well as a reduction in total miles in the second quarter of 2020 compared to the same 2019 period.  As of June 30, 2020, we had fuel hedging contracts with a fair market value of $0.1 million recorded as other liabilities in our condensed consolidated balance sheet. These contracts will be reclassified into fuel expense as they mature. We did not have any fuel hedges in place during the same 2019 periods.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs. Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operations (which uses diesel fuel for refrigeration but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operations and maintenance	$12,218	$14,898	$25,044	$30,072
% of total revenue	6.4%	6.9%	6.2%	6.9%
% of freight revenue	6.8%	7.7%	6.8%	7.8%

Operations and maintenance decreased approximately $2.7 million, or 18.0%, for the quarter ended June 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, operations and maintenance decreased to 6.4% of total revenue for the quarter ended June 30, 2020, from 6.9% in the same quarter of 2019. As a percentage of freight revenue, operations and maintenance decreased to 6.8% of freight revenue for the quarter ended June 30, 2020, from 7.7% the same 2019 quarter.

For the six months ended June 30, 2020, operations and maintenance decreased approximately $5.0 million, or 16.7%, compared with the same period in 2019. As a percentage of total revenue, operations and maintenance decreased to 6.2% of total revenue for the six months ended June 30, 2020, from 6.9% for the six months ended June 30, 2019. As a percentage of freight revenue, operations and maintenance decreased to 6.8% of freight revenue for the six months ended June 30, 2020, from 7.8% in the same period in 2019.

The decreases in operations and maintenance for the three and six months ended June 30, 2020, were primarily related to the timing of the trade cycle for our tractors as compared to the same 2019 periods as well as decreased maintenance and repair expense on our younger fleet of tractors, a reduction in unloading charges due to a change in business mix, and a planned reduction in outside driver recruiting expense related to improved efficiency of advertising dollars.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue equipment rentals and purchased transportation	$47,011	$47,169	$93,073	$95,839
% of total revenue	24.5%	21.7%	23.1%	22.1%
% of freight revenue	26.2%	24.5%	25.2%	24.8%

Revenue equipment rentals and purchased transportation decreased approximately $0.2 million, or 0.3%, for the three months ended June 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 24.5% of total revenue for the three months ended June 30, 2020, from 21.7% in the same quarter in 2019. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 26.2% of freight revenue for the three months ended June 30, 2020, from 24.5% in the same quarter in 2019.

For the six months ended June 30, 2020, revenue equipment rentals and purchased transportation decreased approximately $2.8 million, or 2.9%, compared with the same period in 2019. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 23.1% of total revenue for the six months ended June 30, 2020, from 22.1% for the six months ended June 30, 2019. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 25.2% of freight revenue for the six months ended June 30, 2020, from 24.8% in the same period in 2019.

These changes were primarily the result of a reduction in the percentage of the total miles run by independent contractors from 13.0% and 12.8% for the three and six months ended June 30, 2019, to 11.1% and 11.6% for the same 2020 periods, partially offset by a more competitive market for sourcing third-party capacity and growth in the freight brokerage service offering within our Managed Freight reportable segment.

We expect purchased transportation to increase as we seek to grow the freight brokerage and TMS services in the Managed Freight reportable segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating taxes and licenses	$3,123	$3,365	$6,576	$6,549
% of total revenue	1.6%	1.6%	1.6%	1.5%
% of freight revenue	1.7%	1.7%	1.8%	1.7%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Insurance and claims	$11,562	$10,471	$27,174	$21,705
% of total revenue	6.0%	4.8%	6.8%	5.0%
% of freight revenue	6.4%	5.4%	7.4%	5.6%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $1.1 million, or 10.4% for the three months ended June 30, 2020 compared with the same quarter in 2019. As a percentage of total revenue, insurance and claims increased to 6.0% of total revenue for the three months ended June 30, 2020, from 4.8% in the same quarter in 2019. As a percentage of freight revenue, insurance and claims increased to 6.4% of freight revenue for the three months ended June 30, 2020, from 5.4% in the same quarter in 2019. Insurance and claims per mile cost increased to 15.4 cents per mile in the second quarter of 2020 compared to 12.4 cents per mile in the second quarter of 2019.

For the six months ended June 30, 2020, insurance and claims increased approximately $5.5 million, or 25.2%, compared with the same period in 2019. As a percentage of total revenue, insurance and claims increased to 6.8% of total revenue for the six months ended June 30, 2020, from 5.0% for the six months ended June 30, 2019. As a percentage of freight revenue, insurance and claims increased to 7.4% of freight revenue for the six months ended June 30, 2020, from 5.6% in the same period in 2019. Insurance and claims cost per mile increased to 17.4 cents per mile in the six months ended June 30, 2020 from 13.1 cents per mile in the same 2019 period.

These increases are due to the erosion of our excess insurance coverage, as discussed below, an increase in overall cost per claim, and an increase in fixed premiums expenses, partially offset by a refund of $7.3 million of previously expensed premiums from our commutation of the April 10, 2015 through March 31, 2018 policy for our primary auto liability insurance.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In the second quarter of 2020, as well as in several past periods we have commuted the policy, which has lowered our insurance and claims expense. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at June 30, 2020.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period (April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals. As a result, any increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals.  Additionally, there is the possibility of mandatory reinstatement charges for the expired policy providing coverage in the $10.0 million in excess of $10.0 million layer, for accidents that occurred prior to expiration on March 31, 2020. Effective April 1, 2020, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.5 million per quarter, greater self-insured retention, and lower aggregate limits than prior coverage.  Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, in future periods, insurance and claims costs may be more volatile depending on our future accident experience, which could have a material adverse effect on our business, financial condition, and results of operations.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Communications and utilities	$1,782	$1,760	$3,351	$3,478
% of total revenue	0.9%	0.8%	0.8%	0.8%
% of freight revenue	1.0%	0.9%	0.9%	0.9%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General supplies and expenses	$11,536	$7,205	$19,894	$13,909
% of total revenue	6.0%	3.3%	4.9%	3.2%
% of freight revenue	6.4%	3.7%	5.4%	3.6%

General supplies and expenses increased approximately $4.3 million, or 60.1%, for the three months ended June 30, 2020, compared with the same quarter in 2019.  As a percentage of total revenue, general supplies and expenses increased to 6.0% of total revenue for the three months ended June 30, 2020, compared to 3.3% for the same quarter in 2019.  As a percentage of freight revenue, general supplies and expenses increased to 6.4% of freight revenue for the three months ended June 30, 2020, from 3.7% in the same quarter in 2019.

For the six months ended June 30, 2020, general supplies and expenses increased approximately $6.0 million, or 43.0%, compared with the same period in 2019. As a percentage of total revenue, general supplies and expenses increased to 4.9% of total revenue for the six months ended June 30, 2020, from 3.2% for the six months ended June 30, 2019. As a percentage of freight revenue, general supplies and expenses increased to 5.4% of freight revenue for the six months ended June 30, 2020, from 3.6% in the same period in 2019.

These increases primarily relate to additional reserves put in place for potentially uncollectible accounts receivable, increased period over period legal fees incurred to defend class action litigation, and strategic planning and process improvement investments that are part of our organizational restructuring. For the remainder of 2020, we expect the changes in general supplies and expenses versus the prior year period to decrease as a result of cost-saving efforts enacted as part of our strategic focus to reduce overhead costs.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and amortization	$19,663	$20,568	$37,846	$40,413
% of total revenue	10.3%	9.5%	9.4%	9.3%
% of freight revenue	11.0%	10.7%	10.3%	10.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.  Depreciation and amortization decreased by $0.9 million, or 4.4%, for the three months ended June 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, depreciation and amortization increased to 10.3% of total revenue for the three months ended June 30, 2020, from 9.5% in the same quarter in 2019.  As a percentage of freight revenue, depreciation and amortization increased to 11.0% of freight revenue for the three months ended June 30, 2020, from 10.7% in the same quarter in 2019.

For the six months ended June 30, 2020, depreciation and amortization decreased approximately $2.6 million, or 6.4%, compared with the same period in 2019. As a percentage of total revenue, depreciation and amortization increased to 9.4% of total revenue for the six months ended June 30, 2020, from 9.3% for the six months ended June 30, 2019. As a percentage of freight revenue, depreciation and amortization decreased to 10.3% of freight revenue for the six months ended June 30, 2020, from 10.5% in the same period in 2019.

Depreciation decreased $2.2 million and $3.9 million to $17.6 million and $35.1 million for the three and six months ended June 30, 2020, respectively, compared to $19.8 million and $39.0 million in the same 2019 periods. The decreases in depreciation expense are due to a reduction in the average number of units as we downsized our unprofitable operations. Amortization of intangible assets was $2.1 million and $2.8 million for the three and six months ended June 30, 2020 and $0.7 million and $1.5 million for the same 2019 periods, respectively. The increase is a result of the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020 and the termination of the non-compete agreement with a former Landair executive as a result of management changes, a change in the branding of the organization, and the forward looking expected use of the Landair trade name.

For the remainder of 2020, we expect our average operational fleet size to be between 2,550 and 2,650 tractors, a reduction of between 250 and 350, from the average for the first six months of 2020, which we expect to reduce depreciation expense going forward.

Gain on disposition of property and equipment, net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Gain on disposition of property and equipment, net	$(3,451)		$(65)		$(4,975)		$(208)
% of total revenue	(1.8%	)	(0.0%	)	(1.2%	)	(0.0%	)
% of freight revenue	(1.9%	)	(0.0%	)	(1.3%	)	(0.1%	)

Gain on disposition of property and equipment, net was $3.4 million and $5.0 million for the three and six months ended June 30, 2020, respectively, compared with $0.1 million and $0.2 million for the same 2019 periods. As a percentage of total revenue, gain on disposition of property and equipment, net was 1.8% and 1.2% for the three and six months ended June 30, 2020 As a percentage of freight revenue, gain on disposition of property and equipment, net was 1.9% and 1.3% of freight revenue three and six months ended June 30, 2020. These increases are primarily the result of the second quarter 2020 $5.7 million gain on disposition of our Hutchins, TX terminal facility, which was sold as part of the Company's restructuring plan.

Impairment of long lived property and equipment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Impairment of long lived property and equipment	$26,569	$-	$26,569	$-
% of total revenue	13.9%	0.0%	6.6%	0.0%
% of freight revenue	14.8%	0.0%	7.2%	0.0%

Impairment of long lived property and equipment, was $26.6 million for the three and six months ended June 30, 2020, compared with none for the same periods of 2019. As a percentage of total revenue, impairment of long lived property and equipment was 13.9% and 6.6% of total revenue for the three and six months ended June 30, 2020.  As a percentage of freight revenue, impairment of long lived property and equipment was 14.8% and 7.2% of freight revenue for the three and six months ended June 30, 2020. During the second quarter of 2020, we recognized impairment of $16.8 million on revenue equipment, $7.3 million on our Texarkana, AR terminal, related leasehold improvements, and equipment, $2.2 million on an office facility in Chattanooga, TN held under an operating lease, and $0.2 million on a training and orientation facility in Chattanooga, TN.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expense, net	$2,084	$1,978	$3,983	$3,850
% of total revenue	1.1%	0.9%	1.0%	0.9%
% of freight revenue	1.2%	1.0%	1.1%	1.0%

For the periods presented, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage. Going forward, we expect this line item to decrease based upon our indebtedness reduction from the TFS disposition and dispositions of terminals and revenue equipment.

Income (loss) from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (loss) from equity method investment	$530	$2,375	$(205)	$5,410

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. Our income from equity method investment declined to $0.5 million and a loss of $0.2 million for the three and six months ended June 30, 2020, respectively.  The decrease in TEL's contributions to our results for the three and six months ended June 30, 2020 is the result of the revenue impact associated with a customer bankruptcy during the fourth quarter of 2019. We expect the impact on our earnings resulting from our investment in TEL to be down year-over-year as a result of the terminated business but to return to more profitable levels as compared to the first two quarters of 2020 during the latter half of 2020.

Income tax (benefit) expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(7,336)	$2,182	$(8,340)	$3,533
% of total revenue	(3.8%)	1.0%	(2.1%)	0.8%
% of freight revenue	(4.1%)	1.1%	(2.3%)	0.9%

Income tax (benefit) expense decreased approximately $9.5 million, or 436.2%, for the three months ended June 30, 2020, compared with the same quarter in 2019.  As a percentage of total revenue, income tax benefit was 3.8% of total revenue for the three months ended June 30, 2020, compared to expense of 1.0% in the same quarter in 2019.  As a percentage of freight revenue, income tax benefit was 4.1% of freight revenue for the three months ended June 30, 2020, compared to expense of 1.1% in the same quarter in 2019.

For the six months ended June 30, 2020, income tax (benefit) expense decreased approximately $11.9 million, or 336.1%, compared with the same period in 2019. As a percentage of total revenue, income tax benefit was 2.1% of total revenue for the six months ended June 30, 2020, compared to expense of 0.8% for the six months ended June 30, 2019. As a percentage of freight revenue, income tax benefit was 2.3% of freight revenue for the six months ended June 30, 2020, compared to expense of 0.9% in the same period in 2019.

These decreases were primarily related to the $23.1 million and $22.1 million decreases in the pre-tax income in the three and six months ended June 30, 2020, compared to the same 2019 periods, resulting from the changes in operating income and the decreased earnings on investment in TEL noted above.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2020 effective income tax rate to be approximately 25.5%.

RESULTS OF SEGMENT OPERATIONS

We have three reportable segments, Highway Services, Dedicated, and Managed Freight. Highway Services represents non-dedicated, irregular route truckload services without fixed volume commitments in the expedited and over-the-road solo markets. Dedicated represents truckload services under long-term contracts that generally include minimum prices and volumes. Our Managed Freight reportable segment has service offerings ancillary to our Highway Services and Dedicated reportable segments, including: freight brokerage service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide, TMS, and warehousing services. Our Highway Services and Managed Freight operations each consist of multiple service offerings, which are aggregated into our reportable segments due to having similar economic characteristics and meeting the aggregation criteria.

COMPARISON OF three and six months ended June 30, 2020 TO three and six months ended June 30, 2019

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Highway Services
Expedited	$67,907	$65,230	$135,503	$126,852
OTR	11,871	24,433	30,435	51,139
Total Highway Services	79,778	89,663	165,938	177,991

Dedicated	65,940	85,745	147,728	170,078

Managed Freight:
Brokerage	28,443	20,277	50,222	44,583
TMS	5,919	9,431	14,877	17,801
Warehousing	11,609	11,924	23,737	23,920
Total Managed Freight	45,971	41,632	88,836	86,304

Total revenues	$191,689	$217,040	$402,502	$434,373

Operating (Loss) Income:
Highway Services
Expedited	$(8,781)	$3,995	$(6,806)	$6,162
OTR	(4,028)	(2,328)	(7,359)	(5,335)
Total Highway Services	(12,809)	1,667	(14,165)	827

Dedicated	(13,196)	3,514	(14,921)	5,623

Managed Freight:
Brokerage	(3,537)	(498)	(3,549)	66
TMS	(89)	867	575	1,454
Warehousing	681	1,480	1,656	3,006
Total Managed Freight	(2,945)	1,849	(1,318)	4,526

Total operating (loss) income	$(28,950)	$7,030	$(30,404)	$10,976

For the quarter ended June 30, 2020, total revenue decreased approximately $25.3 million, or 11.7%, to $191.7 million from $217.0 million in the 2019 quarter. Freight revenue decreased approximately $13.1 million, or 6.8%, to $179.6 million for the quarter ended June 30, 2020, from $192.7 million in the 2019 quarter, while fuel surcharge revenue decreased $12.3 million quarter-over-quarter. The decrease in revenue resulted from a $12.0 million and a $5.5 million decrease in Dedicated and Highway Services freight revenue, respectively, partially offset by an increase of $4.4 million in Managed Freight freight revenue.

The decrease in Highway Services revenue relates to an 116 (or 8.8%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 2.0% compared to the 2019 quarter.  The increase in average freight revenue per tractor per week for the quarter ended June 30, 2020 is the result of a 9.3% increase in average miles per unit partially offset by a 12.6 cents per mile (or 6.7%) decrease in average rate per total mile compared to the 2019 quarter. Highway Services team-driven trucks averaged 873 tractors in the second quarter of 2020, an increase of approximately 8.9% from the average of 860 tractors in the second quarter of 2019.

The decrease in Dedicated revenue relates to a 151 (or 8.6%) average tractor decrease and a decrease in average freight revenue per tractor per week of 8.7% compared to the 2019 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2020 is the result of a 14.3% decrease in average miles per unit and an 11.6 cents per mile (or 6.5% decrease) in average rate per total mile compared to the 2019 quarter.

Managed Freight total revenue increased $4.4 million for the 2020 quarter compared to the same 2019 quarter, as a result of additional opportunities in the brokerage market as a result of COVID-19. Offsetting the increase in Brokerage revenue are decreases in TMS revenue as a result of certain customers that have been negatively impacted by COVID-19 during the second quarter of 2020.

For the six months ended June 30, 2020, total revenue decreased approximately $31.9 million, or 7.3%, to $402.5 million from $434.4 million in the same 2019 period. Freight revenue decreased approximately $17.5 million, or 4.5%, to $369.1 million for the period ended June 30, 2020, from $386.6 million in the 2019 period, while fuel surcharge revenue decreased $47.8 million period-over-period. The decrease in revenue resulted from a $13.8 million and $6.3 million decrease in Dedicated and Highway Services freight revenue, respectively, partially offset by an increase of $2.6 million in Managed Freight freight revenue.

The decrease in Highway Services revenue relates to a 99 tractor (or 7.3%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 2.9% compared to the same 2019 period. The increase in average freight revenue per tractor per week for the six months ended June 30, 2020 is the result of a 9.2% increase in average miles per unit partially offset by a 9.0 cents per mile (or 4.7%) decrease in average rate per total mile compared to the same 2019 period. Highway Services team-driven trucks averaged 860 tractors for the period ended June 30, 2020 compared to 802 tractors in the same 2019 period.

The decrease in Dedicated revenue relates to a 102 tractor (or 5.9%) average tractor decrease and a decrease in average freight revenue per tractor per week of 4.5% compared to the same 2019 period. The decrease in average freight revenue per tractor per week for the period ended June 30, 2020 is the result of a 5.9% decrease in average miles per unit partially offset by a 4.0 cents per mile (or 2.2%) increase in average rate per total mile compared to the same 2019 period.

Managed Freight total revenue increased $2.5 million for the six months ended June 30, 2020 compared to the same 2019 period as a result of additional opportunities in the brokerage market as a result of COVID-19.

For the quarter ended June 30, 2020, total operating loss was $29.0 million compared to operating income of $7.0 million in the 2019 quarter. In addition to the changes in revenue described above, the change in operating income resulted from a $9.1 million and $4.6 million increase in Managed Freight and Highway Services operating expenses, respectively, partially offset by a $3.1 million decrease in Dedicated operating expenses.

For the six months ended June 30, 2020, total operating loss was $30.4 million compared to operating income of $11.0 million during the same 2019 period. In addition to the changes in revenue described above, the change in operating income resulted from an $8.4 million and $2.9 million increase in Managed Freight and Highway Services operating expenses, respectively, partially offset by a $1.8 million decrease in Dedicated operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward Dedicated and Managed Freight reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $180.2 million and $93.1 million at June 30, 2020 and December 31, 2019, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 1.8 years at June 30, 2020, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2020 and December 31, 2019 we had $351.5 million and $348.2 million in long-term debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility, respectively;

●	$247.0 million and $230.9 million in revenue equipment installment notes, respectively;

●	$23.2 million and $23.8 million in real estate notes, respectively;

●	less than $0.1 million and $0.2 million in deferred loan costs (which reduce long-term debt), respectively;

●	$32.7 million and $33.3 million of the principal portion of financing lease obligations, respectively, and;

●	$48.6 million and $60.3 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to the purchase of new company tractors through installment notes in the first six months of 2020. The decrease in operating lease obligations was primarily due to amortization of the liability during the first three months of 2020.

As of June 30, 2020, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the six months ended June 30, 2020 totaled $4.9 million of proceeds as compared to $33.5 million of expenditures for the prior year period. In the second quarter of 2020, we took delivery of approximately 305 new tractors and 155 new trailers, while disposing of approximately 781 used tractors and 219 used trailers. Our current fleet plan for fiscal 2020 includes the delivery of an additional 304 new company replacement tractors and no additional new trailer deliveries and the disposal of 516 used tractors and 882 used trailers from our current operating fleet throughout the remainder of the year. Through the end of 2020, we expect the average operational fleet size to be between 2,575 and 2,650 tractors. Net gains on disposal of equipment and real estate in the second quarter of 2020 were $3.4 million compared to $0.6 million in the prior-year quarter.

As part of our strategic focus to reduce overhead costs and in response to the uncertainty of the upcoming economic environment as a result of COVID-19, we have begun taking measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions.  Additionally, we have other potential flexible sources of liquidity that we can leverage if needed, such as currently unencumbered owned revenue equipment.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months.

Cash Flows

Net cash flows provided by operating activities remained relatively flat at $24.1 million for the six-month period ended June 30, 2020, compared to $23.6 million for the same 2019 period.

Net cash flows provided by investing activities was $4.1 million for the six-month period ended June 30, 2020, compared to $65.3 million used in the same 2019 period. The change in net cash flows used by investing activities was primarily the result of the disposal of our Orlando and Hutchins properties during the 2020 period as well as timing of our trade cycle whereby we took delivery of approximately 305 new company tractors and disposed of approximately 781 used tractors in the 2020 period compared to delivery and disposal of approximately 726 and 304 tractors, respectively, in the same 2019 period.

Net cash flows used by financing activities were approximately $4.6 million for the six-months ended June 30, 2020, compared to $47.4 million provided in the same 2019 period. The change in net cash flows provided by financing activities was primarily a function of our stock repurchase program during the first quarter of 2020 partially offset by net proceeds from our notes payable and Credit Facility of $15.5 million in 2020 compared to $51.2 million in the same 2019 period.

On February 10, 2020, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our Class A common stock from time-to-time based upon market conditions and other factors. The stock could be repurchased on the open market or in privately negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes as our Board of Directors may determine. On March 26, 2020, our Board of Directors temporarily suspended the stock repurchase program for added flexibility in response to the uncertain impact of the COVID-19 pandemic. Between February 10, 2020 and March 26, 2020, we repurchased 1.4 million shares of our Class A common stock in the open market for $17.5 million. There were no changes to the stock repurchase program during the second quarter of 2020.

Going forward, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three and six months ended June 30, 2020, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2020, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2019 Form 10-K, other than those discussed above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures. Because our operations are confined to the United States, we are not subject to a material amount of foreign currency risk.

We engage in activities that expose us to market risks, including the effects of changes in fuel prices and in interest rates. Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets and interest rate risk may have on operating results.

COMMODITY PRICE RISK

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. During the quarter ended June 30, 2020, we had fuel hedge contracts with a fair market value of $0.1 million, which are included in other liabilities in our condensed consolidated balance sheet at June 30, 2020. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $0.8 million. This sensitivity analysis considers that we expect to purchase approximately 10.4 million gallons of diesel during the remainder of 2020, with an assumed fuel surcharge recovery rate of 81.6% of the cost (which was our fuel surcharge recovery rate during the six months ended June 30, 2020, excluding the impact of gains or losses of fuel hedge settlements). Assuming our fuel surcharge recovery is consistent during the remainder of 2020, this leaves 1.9 million gallons that are not covered by the natural hedge created by our fuel surcharges. Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the periods ended June 30, 2020 and 2019, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income (loss) into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to interest rate changes, are immaterial. The amounts actually realized will depend on the fair values as of the date of settlement

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $351.5 million of debt and operating and finance leases, we had $30.4 million of variable rate debt outstanding at June 30, 2020, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $23.2 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $7.2 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our June 30, 2020 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

For the quarter ended June 30, 2020, we discovered the following deficiency in our internal control over financial reporting that we consider to be a material weakness:

●	Ineffective internal control related to credit approval and monitoring within our Transport Financial Solutions (TFS) subsidiary. We believe that these control deficiencies were a result of: (i) a lack of monitoring controls over credit line increases and certain receivable balances for existing TFS clients; (ii) the ability to override existing credit limits for TFS customer’s (debtors) in the TFS factoring system; and (iii) a lack of required approvals when TFS clients and customers exceeded their credit limits. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

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

Disposition of Transport Financial Services

The Company completed the sale of substantially all assets of TFS on July 8, 2020.  Management determined that the material weakness was isolated to the TFS subsidiary and not pervasive across the organization for the following reasons:

●	TFS employees were not involved in credit decisions or credit monitoring of any of the Company’s other subsidiaries;

●	The system utilized to manage credit, receivables, and revenue of TFS was separate and apart from the systems used by any of the Company’s other subsidiaries; and

●	Factoring of receivables is not a business line performed within the Company’s other subsidiaries.

Based upon the foregoing, management believes that material weakness was eliminated upon the sale of TFS.

Changes in Internal Control Over Financial Reporting

Other than the material weakness identified during the quarter, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California.  The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action.  The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code.  Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending.  The Court has set a bench trial to begin on August 25, 2020.  Covenant Transport intends to vigorously defend itself in this matter.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter.  We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 20 months, the Plaintiffs added Covenant Transport, Inc. as a co-defendant in the lawsuit on April 23, 2020.  The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2020.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020, as amended, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors and should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020, as amended. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We have experienced, and may experience additional, erosion of available limits in our aggregate insurance policies. Furthermore, we may experience additional expense to reinstate insurance policies due to liability claims.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period (April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals.  Additionally, there is the possibility of mandatory reinstatement charges for the expired policy providing coverage in the $10.0 million in excess of $10.0 million layer, for accidents that occurred prior to expiration on March 31, 2020. The expenses associated with additional liability claims may be substantial and such expenses could have a material adverse effect on our business, financial condition, and results of operations. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As disclosed in Part I, Item 4 of this report, we have identified a material weakness as of June 30, 2020 in our internal control over financial reporting related to approval of credit limits for customers in our former Factoring reportable segment. As of June 30, 2020, our Factoring reportable segment was held for sale and its assets were subsequently sold on July 8, 2020, therefore, we will not have remediation efforts related to our Factoring reportable segment. If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline.

We are involved in a dispute arising from our disposition of substantially all of the operations and assets of TFS, which could have a material adverse effect on our business, financial condition, and results of operations.

The Company and the purchaser of TFS’ assets are involved in a dispute related to the disposition. The purchaser asserts that, subsequent to the closing, it identified that approximately $66.0 million of the assets acquired related to advances against future payments to be made pursuant to long-term contractual arrangements between the obligor on such contracts and TFS’ clients for services that had not yet been performed (as opposed to advances against future payments for services that had been performed), that this fact was not disclosed to the purchaser, and the purchase of such advances was not contemplated by the purchase agreement. The Company is engaged in discussions to determine whether this dispute can be amicably resolved and is also evaluating other options should the discussions not produce an amicable resolution. It is too early to determine the likely outcome of this dispute, any liability or expenses the Company may incur, any cash the Company may need to pay or invest, any impact on the Company’s total leverage, or the gain or loss the Company ultimately may record on the transaction compared with the $26.5 million gain previously estimated. The facts are still being gathered, and a solution that is acceptable to both companies may or may not be found.

Any settlement or resolution of the dispute could, among other things, require us to (i) return some of the cash or stock consideration received from the transaction, (ii) forego some or all of the anticipated earnout from the transaction, (iii) incur additional indebtedness, (iv) incur legal and other defense and resolution costs, (v) divert management’s time and attention from operations, including implementation of our strategic plan and organizational restructuring, (vi) defend ourselves in litigation, including from the purchaser in the TFS transaction and in securities actions, and (vii) damage our reputation with investors, customers, vendors, drivers, and employees. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Fifth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Fifth Amended and Restated Bylaws
10.1	*#	Form of Restricted Stock Award Notice (Double Trigger Change in Control)
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed July 2, 2020.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 10, 2020	By:	/s/ M. Paul Bunn
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary in his capacity as such and as a duly authorized officer on behalf of the issuer