Form 10-Q
period 2020-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2020-11-03
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 30, 2020).

Class A Common Stock, $.01 par value: 14,784,214 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,734	$43,591
Accounts receivable, net of allowance of $4,408 in 2020 and $1,440 in 2019	89,161	81,205
Drivers' advances and other receivables, net of allowance of $753 in 2020 and $692 in 2019	18,098	8,507
Inventory and supplies	3,296	4,210
Prepaid expenses	6,777	11,707
Assets held for sale	43,141	12,010
Income taxes receivable	5,083	5,403
Other short-term assets	414	1,132
Current assets of discontinued operations	21,094	86,620
Total current assets	200,798	254,385

Property and equipment, at cost	527,715	725,383
Less: accumulated depreciation and amortization	(140,487)	(208,180)
Net property and equipment	387,228	517,203

Goodwill	42,518	42,518
Other intangibles, net	25,670	29,615
Other assets, net	67,619	37,919

Total assets	$723,833	$881,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$592
Accounts payable	21,933	19,500
Accrued expenses	42,926	31,840
Current maturities of long-term debt	15,067	54,377
Current portion of finance lease obligations	5,964	7,258
Current portion of operating lease obligations	17,478	19,460
Current portion of insurance and claims accrual	22,895	21,800
Other short-term liabilities	824	185
Current liabilities of discontinued operations	20,226	6,245
Total current liabilities	147,313	161,257

Long-term debt	89,347	200,177
Long-term portion of finance lease obligations	13,190	26,010
Long-term portion of operating lease obligations	25,635	40,882
Insurance and claims accrual	49,629	20,295
Deferred income taxes	72,672	80,330
Other long-term liabilities	11,251	2,578
Total liabilities	409,037	531,529
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,211,918 shares issued and 14,784,214 outstanding as of September 30, 2020; and 16,165,145 shares issued and outstanding as of December 31, 2019	173	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	142,896	141,885
Treasury stock at cost; 1,427,704 and no shares as of September 30, 2020 and December 31, 2019, respectively	(17,446)	-
Accumulated other comprehensive loss	(2,839)	(1,014)
Retained earnings	191,988	209,043
Total stockholders' equity	314,796	350,111
Total liabilities and stockholders' equity	$723,833	$881,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2020 and 2019

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Revenues
Freight revenue	$196,217	$197,377	$565,362	$583,950
Fuel surcharge revenue	14,613	23,082	47,971	70,882
Total revenue	$210,830	$220,459	$613,333	$654,832

Operating expenses:
Salaries, wages, and related expenses	78,812	83,687	235,964	238,281
Fuel expense	18,061	28,812	59,264	85,858
Operations and maintenance	11,912	14,742	36,956	44,814
Revenue equipment rentals and purchased transportation	58,604	50,428	151,677	146,267
Operating taxes and licenses	2,979	3,170	9,555	9,719
Insurance and claims	13,317	14,050	40,491	35,755
Communications and utilities	1,306	1,790	4,657	5,268
General supplies and expenses	7,673	7,584	27,568	21,493
Depreciation and amortization	13,428	20,817	51,274	61,230
Gain on disposition of property and equipment, net	(2,073)	(751)	(7,048)	(959)
Impairment of long lived property, equipment, and right-of-use assets	-	-	26,569	-
Total operating expenses	204,019	224,329	636,927	647,726
Operating income (loss)	6,811	(3,870)	(23,594)	7,106
Interest expense, net	1,935	2,198	5,917	6,048
Income from equity method investment	(1,176)	(2,138)	(971)	(7,548)
Income (loss) before income taxes	6,052	(3,930)	(28,540)	8,606
Income tax expense (benefit)	1,339	112	(7,000)	3,645
Income (loss) from continuing operations	4,713	(4,042)	(21,540)	4,961
Income from discontinued operations, net of tax	2,788	853	4,485	2,354
Net income (loss)	$7,501	$(3,189)	$(17,055)	$7,315

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.22)	$(1.24)	$0.27
Income from discontinued operations	0.16	0.05	0.26	0.13
Net income (loss)(1)	$0.44	$(0.17)	$(0.98)	$0.40
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.22)	$(1.24)	$0.27
Income from discontinued operations	0.16	0.05	0.26	0.13
Net income (loss)(1)	$0.43	$(0.17)	$(0.98)	$0.39
Basic weighted average shares outstanding	17,134	18,458	17,435	18,426
Diluted weighted average shares outstanding	17,267	18,458	17,435	18,620

(1) Sum of the individual amounts may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE three and nine months ended September 30, 2020 and 2019

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$7,501	$(3,189)	$(17,055)	$7,315

Other comprehensive income (loss):

Unrealized loss on effective portion of cash flow hedges, net of tax of $12 and $821 in 2020 and $226 and $652 in 2019, respectively	(34)	(596)	(2,398)	(1,720)

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of ($56) and ($185) in 2020 and ($2) and $5 in 2019, respectively	163	5	541	(14)

Unrealized holding (loss) gain on investments classified as available-for-sale	(4)	26	33	47
Total other comprehensive income (loss)	125	(565)	(1,824)	(1,687)

Comprehensive income (loss)	$7,626	$(3,754)	$(18,879)	$5,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2020 and 2019

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net loss	-	-	-	-	-	(2,213)	(2,213)
Other comprehensive loss	-	-	-	-	(2,350)	-	(2,350)
Share repurchase	-	-	-	(17,515)	-	-	(17,515)
Stock-based employee compensation expense	-	-	466	-	-	-	466
Issuance of restricted shares, net	-	-	(6)	-	-	-	(6)
Balances at March 31, 2020	$173	$24	$142,345	$(17,515)	$(3,364)	$206,830	$328,493
Net loss	-	-	-	-	-	(22,343)	(22,343)
Other comprehensive income	-	-	-	-	400	-	400
Share repurchase	-	-	-	29	-	-	29
Stock-based employee compensation expense	-	-	355	-	-	-	355
Issuance of restricted shares, net	-	-	(43)	40	-	-	(3)
Balances at June 30, 2020	$173	$24	$142,657	$(17,446)	$(2,964)	$184,487	$306,931
Net income	-	-	-		-	7,501	7,501
Other comprehensive income	-	-	-		125	-	125
Stock-based employee compensation expense	-	-	298		-	-	298
Issuance of restricted shares, net	-	-	(59)		-	-	(59)
Balances at September 30, 2020	$173	$24	$142,896	$(17,446)	$(2,839)	$191,988	$314,796

	For the Three and Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity
Balances at December 31, 2018	$171	$24	$142,177	$-	$204	$200,566	$343,142
Net income	-	-	-	-	-	4,433	4,433
Other comprehensive loss	-	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$-	$(228)	$204,999	$347,737
Net income	-	-	-	-	-	6,071	6,071
Other comprehensive loss	-	-	-	-	(690)	-	(690)
Stock-based employee compensation expense reversal	-	-	(1,433)	-	-	-	(1,433)
Issuance of restricted shares, net	-	-	-	-	-	-	-
Balances at June 30, 2019	$172	$24	$141,337	$-	$(918)	$211,070	$351,685
Net loss	-	-	-	-	-	(3,189)	(3,189)
Other comprehensive loss	-	-	-	-	(565)	-	(565)
Stock-based employee compensation expense	-	-	597	-	-	-	597
Issuance of restricted shares, net	-	-	(94)	-	-	-	(94)
Balances at September 30, 2019	$172	$24	$141,840	$-	$(1,483)	$207,881	$348,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2020 and 2019

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(17,055)	$7,315
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for accounts receivable	3,211	13
Reversal of gain on sales to equity method investee	(77)	(7)
Depreciation and amortization	51,281	61,250
Impairment of property and equipment	26,569	-
Amortization of deferred financing fees	154	110
Deferred income tax (benefit) expense	(7,138)	4,632
Income tax benefit arising from restricted share vesting and stock options exercised	81	4
Stock-based compensation expense	1,120	426
Income from equity method investment	(971)	(7,548)
Return on investment in affiliated company	-	1,225
Gain on disposition of property and equipment	(7,019)	(2,137)
Gain on disposition of reportable segment	(3,720)	-
Return on investment in available-for-sale securities	-	(4)
Changes in operating assets and liabilities:
Receivables and advances	(72,413)	(9,099)
Prepaid expenses and other assets	5,756	(977)
Inventory and supplies	914	(111)
Insurance and claims accrual	30,428	539
Accounts payable and accrued expenses	13,836	(15,828)
Net cash flows provided by operating activities	24,957	39,803

Cash flows from investing activities:
Purchase of available-for-sale securities	(319)	(1,380)
Acquisition of property and equipment	(63,614)	(129,403)
Proceeds from disposition of reportable segment	108,375	-
Proceeds from disposition of property and equipment	86,555	31,235
Net cash flows provided by (used in) investing activities	130,997	(99,548)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(592)	(664)
Proceeds from issuance of notes payable	65,457	102,796
Repayments of notes payable	(215,750)	(30,538)
Repayments of finance lease obligations	(17,372)	(4,232)
Proceeds under revolving credit facility	1,091,966	1,257,755
Repayments under revolving credit facility	(1,091,966)	(1,247,942)
Payment of minimum tax withholdings on stock compensation	(68)	(762)
Common stock repurchased	(17,486)	-
Net cash flows (used in) provided by financing activities	(185,811)	76,413

Net change in cash and cash equivalents	(29,857)	16,668

Cash and cash equivalents at beginning of period	43,591	23,127
Cash and cash equivalents at end of period	$13,734	$39,795

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Change in Estimates

The Company reviews the estimated useful lives and salvage values of its assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the second quarter of 2020, the Company adjusted the useful lives of certain intangible finite-lived assets, including the Landair trade name and non-compete agreement, and certain revenue equipment held under operating leases as the result of management changes, a change in the branding of the organization, and the forward looking use of these assets. These changes are being treated as a change in accounting estimate, which during the nine months ended September 30, 2020, resulted in an increase in depreciation and amortization expense of approximately $3.2 million, or a $2.2 million, or $0.13, per diluted share decrease to net income.

Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and the President of the United States declared the COVID-19 a national emergency. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are continuing to monitor the progression of the pandemic, further government response and development of treatments and vaccines and their potential effect on our financial position, results of operations, cash flows and liquidity. These events could have an impact in future periods on certain estimates used in the preparation of our third quarter financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables. Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period ( April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals, which could lead to volatility in our insurance and claims expense. As a result, any increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals. Due to developments, we may experience additional expense accruals, increased insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

On July 8, 2020, we sold a portfolio of accounts receivable, contract rights, and associated assets consisting of approximately $103.3 million in net funds employed (the “Portfolio”) previously held by Transport Financial Services ("TFS"), a division of Covenant Transport Solutions, LLC, an indirect wholly owned subsidiary of the Company, to a subsidiary of Triumph Bancorp, Inc. ("Triumph") for approximately $122.3 million, consisting of $108.4 million in cash and $13.9 million in Triumph stock, plus an earn-out opportunity of up to $9.9 million. After the transaction closed, the Company and Triumph became involved in a dispute over the nature of approximately $66.0 million of the assets included in the Portfolio. The dispute was resolved on September 23, 2020 with an amendment of the purchase agreement and related funding arrangements that reduced the purchase price of the Portfolio to approximately $108.4 million, representing the cash amount received by us at closing. Additionally, the earnout opportunity was terminated and we are required to sell the Triumph stock we received at closing and will deliver the net proceeds to Triumph. In October 2020, the Company sold the Triumph stock acquired as part of the amended purchase agreement for $28.1 million and remitted the proceeds to Triumph upon settlement. The amended purchase agreement resulted in a gain on the sale of the Portfolio of $3.7 million, net of related expenses.

The amended purchase agreement specifically identified approximately $62.0 million accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million.

To date no indemnification obligations have been required to be funded and the Company and Triumph are cooperating to manage the covered accounts and assist the clients with, among other things, operational improvements in an attempt to minimize losses on the covered accounts. We have not recorded a liability for our indemnification obligations as of September 30, 2020, as we lack the information necessary to determine a probable amount. We will record liabilities, if any, when they become probable and capable of estimation. The accrual of material liabilities and payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness.

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

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were 133,000 and 261,000 shares issuable upon conversion of unvested restricted shares for the three months ended  September 30, 2020 and September 30, 2019, respectively, and approximately 216,000 shares and 194,000 shares issuable upon conversion of unvested restricted shares for the nine months ended September 30, 2020 and September 30, 2019, respectively. Of such shares, 261,000 shares and 216,000 shares for the three months ended September 30, 2019 and the nine months ended September 30, 2020, respectively, were not included in the computation of the diluted loss per share for the same periods as the inclusion would have been anti-dilutive due to the net loss. There were no outstanding stock options at September 30, 2020 or September 30, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income (loss) per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerators:
Income (loss) from continuing operations	$4,713	$(4,042)	$(21,540)	$4,961
Income from discontinued operations	2,788	853	4,485	2,354
Net income (loss)	$7,501	$(3,189)	$(17,055)	$7,315
Denominator:
Denominator for basic income (loss) per share – weighted-average shares	17,134	18,458	17,435	18,426
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	133	-	-	194
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	17,267	18,458	17,435	18,620

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.22)	$(1.24)	$0.27
Income from discontinued operations	0.16	0.05	0.26	0.13
Net income (loss)(1)	$0.44	$(0.17)	$(0.98)	$0.40
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.22)	$(1.24)	$0.27
Income from discontinued operations	0.16	0.05	0.26	0.13
Net income (loss)(1)	$0.43	$(0.17)	$(0.98)	$0.39

(1) Sum of the individual amounts may not add due to rounding.

Note 3.	Discontinued Operations

As of June 30, 2020, our Factoring reportable segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

We have reflected the former Factoring reportable segment as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation.

The following table summarizes the results of our discontinued operations for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$142	$2,455	$5,397	$6,561
Operating expenses	(3,601)	515	(2,571)	1,327
Operating income	3,743	1,940	7,968	5,234
Interest expense	-	794	1,948	2,073
Income before income taxes	3,743	1,146	6,020	3,161
Income tax expense	955	293	1,535	807
Net income from discontinued operations, net of tax	$2,788	$853	$4,485	$2,354

Operating expenses for the three and nine months ended September 30, 2020 include the $3.7 million gain on disposition of the Factoring segment Portfolio.

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the Company’s weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Current assets:
Accounts receivable, net of allowance of $0 in 2020 and $408 in 2019	$-	$86,620
Other short-term assets	21,094	-
Current assets of discontinued operations	21,094	86,620

Current liabilities:
Accounts payable	20,226	6,245
Current liabilities of discontinued operations	$20,226	$6,245

In accordance with the amended purchase agreement, $19.6 million was recorded as an asset and liability for the fair market value of the Triumph stock received that is payable to Triumph. In October 2020, the Company sold the Triumph stock acquired as part of the amended purchase agreement for $28.1 million and remitted the proceeds to Triumph upon settlement.

The net cash flows for operating activities related to discontinued operations provided $10.0 million and used $25.9 million for the nine months ended September 30, 2020 and 2019, respectively. There were $108.4 million investing and no financing cash flows related to discontinued operations for the nine months September 30, 2020 and no investing or financing cash flows related to discontinued operations for the same period in 2019.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2019.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$210,830	$220,459	$613,333	$654,832
Income (loss) from continuing operations	4,713	(4,042)	(21,540)	4,961
Income (loss) per basic share from continuing operations	$0.28	$(0.22)	$(1.24)	$0.27
Income (loss) per diluted share from continuing operations	$0.27	$(0.22)	$(1.24)	$0.27

Refer to Note 1, “Significant Accounting Policies” of the accompanying condensed consolidated financial statements for further information about the amended TFS purchase agreement.

Note 4.	Segment Information

Until the second quarter of 2020, we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring. As discussed in Note 3, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020. As of September 30, 2020, the segment formerly known as Highway Services is now reflected as Expedited, given the change in business mix surrounding the exit of the majority of the solo-refrigerated business in the second quarter of 2020. In addition, given management changes and growth, we have reported Warehousing as a separate reportable segment from Managed Freight. We believe the updated reportable segments reflect our service offerings, strategic direction, and how management, including our chief operating decision makers, monitors our performance.

Our four reportable segments are as follows:

●	Expedited: The Expedited segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●	Dedicated: The Dedicated segment provides customers with committed truckload capacity over contracted periods using equipment either owned or leased by the Company.

●

Managed Freight: The Managed Freight segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●	Warehousing: The Warehousing segment provides day-to-day warehouse management services to customers who have chosen to outsource this function.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2019 Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision makers in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Expedited	$78,410	$87,674	$244,347	$265,664
Dedicated	71,104	87,284	218,833	257,362
Managed Freight	47,594	33,339	112,695	95,725
Warehousing	13,722	12,162	37,458	36,081
Total revenues	$210,830	$220,459	$613,333	$654,832

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2020 has increased by less than $0.2 million since December 31, 2019.

The net deferred tax liability of $72.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2020, for $0.4 million related to certain state net operating loss carryforwards. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

In the second quarter of 2020, we made significant changes to our operational business units, overhead structure and branding strategy in an effort to streamline our business in a manner that we believe will allow us to significantly lower our fixed costs, pay down debt and produce consistent acceptable margins. These changes include (i) a reduction in our fleet of tractors and refrigerated trailers, which have historically produced unacceptable or unprofitable operating income, (ii) reallocation of our operating fleet toward our more profitable expedited, dedicated and irregular route operations, (iii) the sale of our Hutchins, Texas terminal and discontinued use of our Texarkana, Arkansas terminal, (iv) changes to key management and reductions to headcount, (v) the closure and early termination of our leased office space in Chattanooga, Tennessee that our brokerage group occupied, (vi) the installation of new operational processes allowing us to abandon or discontinue the use of a number of peripheral information technology infrastructure and applications and (vii) a change in our branding strategy to focus on one company name, phasing out the use of the Landair trade name.

Although the significant majority of restructuring and cost savings initiatives were completed in the second quarter of 2020, we incurred additional costs in the third quarter of 2020 and anticipate additional costs in the fourth quarter of 2020, as we continue to optimize our fleet profile and management team.

In the second quarter of 2020 we discontinued the use of a significant amount of property and equipment, including assets owned and held under operating leases. We adjusted the carrying value of the owned property and equipment down to fair market value less estimated costs of disposal and classified them as available held for sale as of June 30, 2020. We expect to sell all the assets within the next twelve months. We terminated the lease agreement on a leased office facility in Chattanooga, TN during the second quarter of 2020 and recognized the related loss on the termination of the right of use asset and the abandonment of leasehold improvements within the impairment of property and equipment line item of the condensed consolidated statement of operations. The following table provides a summary of the asset groups impaired, amount of the impairment and a description of the valuation technique used to determine fair value. We believe that these impairment activities are substantially complete. Accordingly, we incurred no additional charges during the third quarter of 2020 and do not expect to incur additional charges in connection with this activity.

(in thousands)

Description	Three months ended September 30, 2020	Nine months ended September 30, 2020	Segment(s) Impacted	Value Determination
Revenue equipment	$-	$16,779	Expedited and Dedicated	Third Party Market Appraisal
Terminal facility, leasehold improvements, and equipment, Texarkana, AR	-	7,319	Expedited and Dedicated	Third Party Market Appraisal
Leased office facility, Chattanooga, TN	-	2,236	Managed Freight	Loss on ROU Asset and Leasehold Improvements
Training and orientation center, Chattanooga, TN	-	235	Expedited and Dedicated	Quoted Market Price
Impairment of right-of-use asset, long lived properties, and equipment	$-	$26,569

Other restructuring related gains and charges incurred during the three and nine-months ended September 30, 2020 are summarized in the table below. Unless noted below, we believe that these other restructuring related gains and charges are substantially complete. Accordingly, we do not expect to incur additional charges in connection with this activity.

(in thousands)

	Three months ended	Nine months ended
Description	September 30, 2020	September 30, 2020	Segment(s) Impacted	Statement of Operations Line Item
Gain on sale of Hutchins, TX terminal	$-	$(5,712)	Expedited and Dedicated	Gain on disposition of property and equipment, net
Employee separation costs (1)	1,000	2,791	Expedited, Dedicated and Managed Freight	Salaries, wages, and related expenses
Abandonment of information technology infrastructure and applications	-	1,048	Expedited and Dedicated	Gain on disposition of property and equipment, net
Change in useful life/abandonment of intangible assets	-	1,331	Dedicated, Managed Freight, and Warehousing	Depreciation and amortization
Abandonment of revenue equipment held under operating leases	-	825	Expedited and Dedicated	Revenue equipment rentals and purchased transportation
Contract exit costs and restructuring related costs and professional fees	-	695	Expedited and Dedicated	General supplies and expenses
Total	$1,000	$(978)

(1) As of September 30, 2020, we have a $1.6 million current liability related to employee separation costs. We expect to incur less than $1.0 million of additional employee separation costs in the fourth quarter of 2020 related to this restructuring activity.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following at  September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 2.8% at September 30, 2020, and 3.7% at December 31, 2019, due in monthly installments with final maturities at various dates ranging from October 2020 to October 2024, secured by related revenue equipment	13,939	67,528	53,431	177,514
Real estate notes; interest rate of 1.9% at September 30, 2020 and 3.3% at December 31, 2019 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,128	21,819	1,093	22,670
Deferred loan costs	-	-	(147)	(7)
Total debt	15,067	89,347	54,377	200,177
Principal portion of finance lease obligations, secured by related revenue equipment	5,964	13,190	7,258	26,010
Principal portion of operating lease obligations, secured by related revenue equipment	17,478	25,635	19,460	40,882
Total debt and lease obligations	$38,509	$128,172	$81,095	$267,069

We and substantially all of our subsidiaries are parties to the Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). On October 23, 2020, we amended and extended the Credit Facility (the “Eighteenth Amendment”). The Credit Facility is a $110.0 million revolving credit facility (increased from $95.0 million by the Eighteenth Amendment), with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million (increased from $95.0 million by the Eighteenth Amendment) and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in October 2025 (extended from September 2021 by the Eighteenth Amendment).

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.25% to 0.75% (decreased from a range of 0.5% to 1.0% by the Eighteenth Amendment); while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.25% to 1.75% (decreased from a range of 1.5% to 2.0% by the Eighteenth Amendment). The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million (increased from $95.0 million by the Eighteenth Amendment), minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% (increased from 85% by the Eighteenth Amendment) of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% (increased from 95% by the Eighteenth Amendment) of the net book value of eligible revenue equipment, (c) 40.9% (increased from 35% by the Eighteenth Amendment) of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) following the Eighteenth Amendment, $45.0 million, plus (iii) the lesser of (a) $10.4 million (as of the date of the Eighteenth Amendment) or (b) 80% (increased from 75% by the Eighteenth Amendment) of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. We had no outstanding borrowings under the Credit Facility as of September 30, 2020, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million. As of September 30, 2020, there were no outstanding base rate or LIBOR loans. Based on availability as of September 30, 2020 and 2019, there was no fixed charge coverage requirement.

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

In connection with the TFS Settlement, on September 23, 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%.  Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  October 2020 to October 2024. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $60.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. For the second quarter ended June 30, 2020, we obtained a waiver from the third-party lender for a financial covenant that we did not comply with. Absent the waiver we would have been in default under our covenants. For the third quarter ended September 30, 2020, there was an amendment to the calculation of the covenant and we were in compliance with the calculation as stated in the amendment. We expect to be in compliance with our debt covenants for the next 12 months.

Note 8.	Lease Obligations

The finance leases in effect at  September 30, 2020 terminate from  October 2020 through  January 2024 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2020 and 2019 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,018	$1,406	$3,023	$4,225
Interest on lease liabilities	284	210	808	644
Operating lease cost	5,734	6,167	19,782	17,824
Variable lease cost	44	-	358	-

Total lease cost	$7,080	$7,783	$23,971	$22,693

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,018	1,146	3,023	3,589
Operating cash flows from operating leases	5,778	6,167	20,140	17,824
Financing cash flows from finance leases	284	210	808	644
Right-of-use assets obtained in exchange for new finance lease liabilities	1,131	-	3,258	-
Right-of-use assets obtained in exchange for new operating lease liabilities	122	20,096	2,759	26,421
Weighted-average remaining lease term—finance leases	1.8 years
Weighted-average remaining lease term—operating leases	2.5 years
Weighted-average discount rate—finance leases	4.2%
Weighted-average discount rate—operating leases	5.2%

During the three and nine months ended September 30, 2020 we recognized $0.0 million and approximately $2.2 million, respectively, of impairment expense related to a leased office facility in Chattanooga, TN held under an operating lease and $0.0 million and approximately $0.8 million, respectively of additional revenue equipment and purchased transportation expense related to the abandonment of revenue equipment held under an operating lease. As of  September 30, 2020 and December 31, 2019, right-of-use assets of $41.7 million and $58.8 million for operating leases and $50.6 million and $35.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2020, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2020 (1)	$5,177	$6,654
2021	18,543	7,590
2022	15,523	5,456
2023	6,762	29
2024	28	-
Thereafter	9	-
Total minimum lease payments	$46,042	$19,729
Less: amount representing interest	(2,929)	(575)
Present value of minimum lease payments	$43,113	$19,154
Less: current portion	(17,478)	(5,964)
Lease obligations, long-term	$25,635	$13,190

(1) Excludes the nine months ended September 30, 2020.

Note 9.	Stock-Based Compensation

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors. On  July 1, 2020, the stockholders, upon recommendation of the board of directors, approved the Second Amendment (the “Second Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Second Amendment (i) increased the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 1,900,000 shares, (ii) added a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (iii) added a double-trigger vesting requirement upon a change in control, (iv) eliminated the Compensation Committee’s discretion to accelerate vesting, except in cases involving death or disability, (v) increased the maximum award granted or payable to any one participant under the Incentive Plan for a calendar year from 200,000 shares of Class A common stock or $2,000,000, in the event the award is paid in cash, to 500,000 shares of Class A common stock or $4,000,000, in the event the award is paid cash, (vi) re-set the date through which awards  may be made under the Incentive Plan to  June 1, 2030, and (vii) made other miscellaneous, administrative and conforming changes.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. As of  September 30, 2020, there were 2,515,193 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 500,000 shares of our Class A common stock or $4,000,000, in the event the award is paid in cash. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is the net reversal of approximately $0.2 million and the recognition of $0.7 million of stock-based compensation expense for the three and nine months ended September 30, 2020, respectively, and the recognition of $0.6 million and $1.1 million of stock-based compensation expense for the three and nine months ended September 30, 2019, respectively. All stock compensation expense recorded in 2020 and 2019 relates to restricted shares, as no unvested options were outstanding during these periods. An additional $0.4 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three and nine month periods ended  September 30, 2020 and 2019, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2020, certain participants elected to forfeit receipt of an aggregate of 5,119 shares of Class A common stock at a weighted average per share price of $14.15 based on the closing price of our Class A common stock on the dates the shares vested in 2020, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  September 30, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2020.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 20 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2020.

Refer to Note 1, “Significant Accounting Policies” of the accompanying condensed consolidated financial statements for information about our insurance program.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims would impact this analysis.

We had $36.7 million and $35.2 million of outstanding and undrawn letters of credit as of September 30, 2020 and December 31, 2019, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

Note 11.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no tractors or trailers to TEL during the nine-months ended September 30, 2020 and 2019, and we received $6.3 million and $7.1 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the nine-months ended September 30, 2020 and 2019, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party. Deferred gains, totaling $0.1 million and $0.2 million at  September 30, 2020 and 2019, respectively, are being carried as a reduction in our investment in TEL. At  September 30, 2020 and  December 31, 2019, we had accounts receivable from TEL of $0.8 million and $1.2 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2020 net income through September 30, 2020, or $1.0 million. We received no equity distribution from TEL during the nine-months ended September 30, 2020 and $1.2 million during the three and nine months ended September 30, 2019. Our investment in TEL, totaling $33.0 million and $32.4 million, as of  September 30, 2020 and December 31, 2019, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of September 30,	As of December 31,
	2020	2019
Total Assets	$337,699	$374,591
Total Liabilities	279,543	318,743
Total Equity	$58,156	$55,848

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$22,984	$30,709	$72,202	$82,683
Cost of Sales	2,748	6,302	10,332	17,213
Operating Expenses	15,184	16,634	51,708	42,775
Operating Income	5,052	7,773	10,162	22,695
Net Income	$2,729	$4,585	$2,308	$14,452

Note 12.	Goodwill and Other Assets

On July 3, 2018, we acquired 100% of the outstanding stock of Landair Holdings, Inc., a Tennessee corporation (“Landair”). Landair is a dedicated and for-hire truckload carrier, as well as a supplier of transportation management, warehousing and logistics inventory management services. Landair’s results have been included in the consolidated financial statements since the date of acquisition. Landair’s trucking operations’ results are reported within our Dedicated reportable segment, while Landair’s logistics operations’ results are reported within our Managed Freight and Warehousing reportable segments.

As a result of management compensation structure changes and a change in the branding strategy of the organization, the Company revised the estimated remaining useful life of the Landair trade name to 15 months as of June 30, 2020. At the end of its useful life, the Landair trade name will have a residual value of $0.5 million. The non-compete agreement with a former Landair executive was terminated during the second quarter of 2020. These changes resulted in additional amortization of none and $1.3 million during the three and nine months ended  September 30, 2020, or a $1.0 million, or $0.06 per diluted share, decrease in net income. The remaining useful lives as adjusted are included in the summary of other intangible assets below.

As of  September 30, 2020 and December 31, 2019, we had goodwill of $42.5 million.

A summary of other intangible assets as of  September 30, 2020 and  December 31, 2019 is as follows:

(in thousands)	September 30, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(896)	$1,506
Managed Freight	999	(373)	626
Warehousing	999	(373)	626
Total trade name	4,400	(1,642)	2,758	12
Non-Compete agreement:
Dedicated	914	(914)	-
Managed Freight	130	(130)	-
Warehousing	356	(356)	-
Total non-compete agreement	1,400	(1,400)	-	-
Customer relationships:
Dedicated	14,072	(2,638)	11,434
Managed Freight	1,692	(318)	1,374
Warehousing	12,436	(2,332)	10,104
Total customer relationships:	28,200	(5,288)	22,912	117
Total other intangible assets	$34,000	$(8,330)	$25,670

(in thousands)	December 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(240)	$2,162
Managed Freight	999	(100)	899
Warehousing	999	(100)	899
Total trade name	4,400	(440)	3,960	162
Non-Compete agreement:
Dedicated	914	(274)	640
Managed Freight	130	(39)	91
Warehousing	356	(107)	249
Total non-compete agreement	1,400	(420)	980	42
Customer relationships:
Dedicated	14,072	(1,759)	12,313
Managed Freight	1,692	(213)	1,479
Warehousing	12,436	(1,554)	10,883
Total customer relationships:	28,200	(3,525)	24,675	126
Total other intangible assets	$34,000	$(4,385)	$29,615

The above intangible assets have a weighted average remaining life of 106 months as of September 30, 2020, compared to 128 months as of December 31, 2019, as a result of the change in estimated useful life as discussed above. The expected amortization of these assets for the remainder of 2020 and the next five successive years is as follows:

(in thousands)
2020 (1)	$1,152
2021	4,043
2022	2,350
2023	2,350
2024	2,350
2025	2,350
Thereafter	10,575

(1) Excludes the nine months ended September 30, 2020.

Note 13.	Equity

On February 10, 2020, the Company announced that the Board approved the repurchase of up to $20.0 million worth of the Company's outstanding common stock. The program was suspended on March 26, 2020, with approximately $2.5 million worth of the shares remaining authorized for purchase. There were 1.4 million shares repurchased in the open market for $17.5 million during the three months ended March 31, 2020. There were no changes to the stock repurchase program during the three months ended September 30, 2020. The Company has the ability to reinstate the stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Note 14.	Liquidity

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $53.5 million and $93.1 million at September 30, 2020 and December 31, 2019, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of September 30, 2020, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million under the Credit Facility. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

During the first half of 2020, in response to the uncertainty of the upcoming economic environment as a result of COVID-19 and as part of our strategic focus to reduce overhead costs, we took measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. During 2020, we have paid down approximately $175.6 million of debt and lease obligations. If needed, we have other potential flexible sources of liquidity that we can leverage, such as currently unencumbered owned revenue equipment.

Note 15.	Subsequent Events

On October 23, 2020, we amended the Credit Facility to increase the size of the facility from $95 million to $110 million, extend the term through October 2025, improve the pricing by 25 basis points across the grid and improve various other terms and conditions, while incurring no amendment fees or similar bank fees related to the amendment.

In October 2020, the Company sold the Triumph stock acquired as part of the amended purchase agreement for $28.1 million and remitted the proceeds to Triumph upon settlement.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, including the size and impact of “peak” season, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirements, future customer relationships, expected debt reduction, including future interest expense, future driver market conditions, expected cash flows, expected operating income, future investments in and growth of our segments and services, expected adjusted operating ratio, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and the impact of our cost saving measures, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in TEL, the future impact of our restructuring activities, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, , including the erosion of available limits in our aggregate insurance policies and possible additional expense to reinstate certain insurance policies, the impact of the material weakness identified in our internal control over financial reporting, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, and the anticipated impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements.  -looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q, in our Form 10-K for the year ended December 31, 2019, our Form 10-Q for the quarter ended March 31, 2020, as amended, and our Form 10-Q for the quarter ended June 30, 2020. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q, in our Form 10-K for the year ended December 31, 2019, our Form 10-Q for the quarter ended March 31, 2020, as amended, and our Form 10-Q for the quarter ended June 30, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We were pleased with the progress on executing our strategic plan, which is focused on growing our more consistent and profitable freight commitments, improving margins, improving return on capital, and managing leverage at a reasonable level. Compared with the third quarter of 2019, revenue before fuel surcharges was essentially constant, we reduced our tractor fleet nearly 18%, and profitability improved sharply. Additionally, we have paid down approximately $175.6 million of debt and obligations under operating leases over the past year. On an adjusted earnings per share basis, the third quarter of 2020 was second best of any third quarter in the past decade and third best of any quarter overall in the past five years. Nevertheless, we are in the early stages of implementing our plan, and we expect ups and downs as we work toward implementing lasting changes.

The following is a summary of infrequent and non-cash transactions that occurred during the third quarter of 2020:

Gain item:
Gain on sale of TFS	$ 3.7 million

Expense items:
Employee separation costs	$ 1.0 million
Insurance policy erosion and reinstatement costs	$ 4.4 million
Intangible asset amortization	$ 1.2 million
Net third quarter expense adjustment	$ 2.9 million

As of June 30, 2020, our Factoring segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, a division of Covenant Transport Solutions LLC, an indirect wholly owned subsidiary of the Company, which included substantially all of the assets and operations of our Factoring segment. Beginning with the period ended June 30, 2020, we have reflected the former Factoring segment as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation.

Additional items of note for the  third quarter of  2020 include the following:

●

Total revenue of $210.8 million, a decrease of 4.4% compared with the third quarter of 2019, and freight revenue (which excludes revenue from fuel surcharges) of $196.2 million, a decrease of 0.6% compared with the third quarter of 2019;

●	Operating income of $6.8 million, compared with operating loss of $3.9 million in the third quarter of 2019;

●

Net income of $7.5 million, or $0.43 per diluted share, compared with net loss of $3.2 million, or $0.17 per diluted share, in the third quarter of 2019. Net income from continuing operations of $4.7 million, or $0.27 per diluted share, compared to $4.0 million net loss from continuing operations or $0.22 per diluted share, in the third quarter of 2019. Net income from discontinued operations of $2.8 million, or $0.16 per diluted share, compared to net income from discontinued operations of $0.9 million, or $0.05 per diluted share, in the third quarter of 2019.

●	With available borrowing capacity of $58.3 million under our Credit Facility at September 30, 2020, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Our Managed Freight reportable segment’s total revenue increased to $47.6 million in the 2020 quarter from $33.3 million in the 2019 quarter and the segment had an operating income of $2.1 million in the 2020 quarter compared to operating income of $0.5 million in the 2019 quarter;

●	Our equity investment in TEL provided $1.2 million of pre-tax earnings in the third quarter of 2020 and provided $2.1 million in the third quarter of 2019;

●	Since December 31, 2019, total indebtedness, net of cash, decreased by $151.7 million to $152.9 million; and

●	Stockholders' equity and tangible book value at September 30, 2020, were $314.8 million and $246.6 million, respectively.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns.

During the second quarter, we increased our reserves for uncollectible accounts receivable by approximately $2.6 million as a result of the bankruptcy of one customer and the heightened risk we have on certain of our retail related customers as a result of COVID-19. There were no additional COVID-19 related reserves in the third quarter. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority, as such, we've put certain measures into place, including remote work arrangements, enforced social distancing and increased sanitation protocols, among others.

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

Outlook

As we look to the fourth quarter of 2020, we are focused on delivering superior service to our customers in what is expected to be a robust peak shipping season with limited trucking capacity.  Similar to the third quarter of 2020, our reduced fleet size and more focused and committed model provides limited capacity to “flex up” and take advantage of the peak spot market to the same extent we did in prior years.  However, we expect fourth quarter 2020 volumes and pricing to be favorable and to support sequential margin improvement. For the fourth quarter of 2020, adjusted operating ratio is expected to improve slightly compared with the 93.2% adjusted operating ratio generated in the third quarter of 2020.

In 2021 and beyond, our focus will be continued execution of our strategic plan, which consists of steadily and intentionally growing the percentage of our business generated by our Dedicated, Managed Freight, and Warehousing segments, reducing unnecessary overhead, and improving our safety, service, and productivity. This will be a gradual process of diversifying our customer base with less seasonal and cyclical exposure, improving legacy contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas.  As we undertake this multiyear effort, I would like to remind investors that our goal is to improve our earnings and returns in a manner that is sustainable and less susceptible to upward and downward market forces.  The gradual improvements we expect will be offset at times by short term forces.  For example, in 2021, we expect underlying progress on efficiency and cost control, improved contract pricing, and improved safety.  These benefits are expected to be offset to some extent by the return of certain cost pressures. Over time, we expect to exit the plan a stronger, more profitable, more predictable business with the opportunity for significant and sustained value creation. Adjusted operating ratio for the full year of 2021 is expected to improve compared with adjusted operating ratio for the full year of 2020 but deteriorate compared with the 93.2% adjusted operating ratio achieved in the third quarter of 2020.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2020	OR %	2019	OR %	2020	OR %	2019	OR %
Total revenue	$210,830		$220,459		$613,333		$654,832
Total operating expenses	204,019	96.8%	224,329	101.8%	636,927	103.8%	647,726	98.9%
Operating income (loss)	$6,811		$(3,870)		$(23,594)		$7,106

Adjusted Operating Ratio:	2020	Adj. OR %	2019	Adj. OR %	2020	Adj. OR %	2019	Adj. OR %
Total revenue	$210,830		$220,459		$613,333		$654,832
Fuel surcharge revenue	(14,613)		(23,082)		(47,971)		(70,882)
Freight revenue (total revenue, excluding fuel surcharge)	196,217		197,377		565,362		583,950

Total operating expenses	204,019		224,329		636,927		647,726
Adjusted for:
Fuel surcharge revenue	(14,613)		(23,082)		(47,971)		(70,882)
Amortization of intangibles	(1,152)		(731)		(2,614)		(2,193)
Insurance policy erosion and premium reinstatement expense	(4,447)		-		(4,447)		-
Bad debt expense associated with customer bankruptcy and high credit risk customers	-		-		(2,617)		-
Strategic restructuring adjusting items:
Gain on sale of terminal	-		-		5,712		-
Impairment of real estate and related tangible assets	-		-		(9,790)		-
Impairment of revenue generating equipment and related charges (1)	-		-		(17,604)		-
Employee separation costs	(1,000)		-		(2,791)		-
Change in useful life of intangible assets	-		-		(1,331)		-
Abandonment of information technology infrastructure and applications	-		-		(1,048)		-
Contract exit costs and other restructuring related professional fees	-		-		(695)		-
Adjusted operating expenses	182,807	93.2%	200,516	101.6%	551,731	97.6%	574,651	98.4%
Adjusted operating income (loss)	$13,410		$(3,139)		$13,631		$9,299

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

Until the second quarter of 2020 we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring Services. As discussed above, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020. As of September 30, 2020, the segment formerly known as Highway Services is now reflected as Expedited, given the change in business mix surrounding the exit of the majority of the solo-refrigerated business in the second quarter of 2020. In addition, given management changes and growth, we have reported Warehousing as a separate reportable segment from Managed Freight. We believe the updated reportable segments reflect our service offerings, strategic direction, and how management, including our chief operating decision makers, monitors our performance.

Our four reportable segments include:

●	Expedited: The Expedited segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●	Dedicated: The Dedicated segment provides customers with committed truckload capacity over contracted periods using equipment either owned or leased by the Company.

●

Managed Freight: The Managed Freight segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●	Warehousing: The Warehousing segment provides day-to-day warehouse management services to customers who have chosen to outsource this function.

In our Expedited and Dedicated reportable segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Expedited revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. The main factors that could affect our Dedicated revenue are the rates and utilization under the contracts with our Dedicated customers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main expenses that impact the profitability of our Expedited and Dedicated reportable segments are the variable costs of transporting freight for our customers. These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors. Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

Within our Expedited and Dedicated reportable segments, we operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In contrast, our two-person driver tractors generally operate in longer lengths of haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers. We expect operating statistics and expenses to shift with the mix of single and team operations.

Within our Managed Freight reportable segment, we derive revenue from arranging transportation services, directly and through agents, who are paid a commission for the freight they provide, for customers on both an ad-hoc and a contractual basis. We provide these services directly and through relationships with thousands of third-party carriers and integration with our Expedited reportable segment. We also utilize technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network and can provide focused customer support through multiyear contracts. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, and selling, general, and administrative expenses.

Within our Warehousing reportable segment, we empower customers to outsource warehousing management, including moving containers and trailers in or around freight yards. The main factors that impact profitability in terms of expenses are fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

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

Revenue Equipment

At September 30, 2020, we operated 2,485 tractors and 6,259 trailers. Of such tractors, 1,477 were owned, 784 were financed under operating leases, and 224 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 4,704 were owned and 1,555 were financed under finance type leases. We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At September 30, 2020, our fleet had an average tractor age of 1.9 years and an average trailer age of 4.6 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2020 TO three and nine months ended September 30, 2019

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Freight revenue	$196,217	$197,377	$565,362	$583,950
Fuel surcharge revenue	14,613	23,082	47,971	70,882
Total revenue	$210,830	$220,459	$613,333	$654,832

For the quarter ended September 30, 2020, total revenue decreased approximately $9.6 million, or 4.4%, to $210.8 million from $220.5 million in the 2019 quarter. Freight revenue decreased approximately $1.2 million, or 0.6%, to $196.2 million for the quarter ended September 30, 2020, from $197.4 million in the 2019 quarter, while fuel surcharge revenue decreased $8.5 million quarter-over-quarter. The decrease in revenue resulted from an $11.1 million and a $5.9 million  decrease in Dedicated and Expedited freight revenue, respectively, partially offset by an increase of $14.3 million and $1.6 million in Managed Freight and Warehousing freight revenue, respectively.

For the nine months ended September 30, 2020, total revenue decreased approximately $41.5 million, or 6.3%, to $613.3 million from $654.8 million in the same 2019 period. Freight revenue decreased approximately $18.6 million, or 3.2%, to $565.4 million for the period ended September 30, 2020, from $584.0 million in the 2019 period, while fuel surcharge revenue decreased $22.9 million period-over-period. The decrease in revenue resulted from a $24.9 million and $12.2 million decrease in Dedicated and Expedited freight revenue, respectively, partially offset by an increase of $17.0 million and $1.5 million in Managed Freight and Warehousing freight revenue, respectively.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Salaries, wages, and related expenses	$78,812	$83,687	$235,964	$238,281
% of total revenue	37.4%	38.0%	38.5%	36.4%
% of freight revenue	40.2%	42.4%	41.7%	40.8%

Salaries, wages, and related expenses decreased approximately $4.9 million, or 5.8%, for the three months ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, salaries, wages, and related expenses decreased to 37.4% of total revenue for the three months ended September 30, 2020, from 38.0% in the same quarter in 2019. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.2% of freight revenue for the three months ended September 30, 2020, from 42.4% in the same quarter in 2019. These changes were primarily the result of decreases in group health insurance and workers' compensation insurance, partially offset by employee separation costs related to management changes and less revenue over which to spread these costs.

For the nine months ended September 30, 2020, salaries, wages, and related expenses decreased approximately $2.3 million, or 1.0%, compared with the same period in 2019. As a percentage of total revenue, salaries, wages, and related expenses increased to 38.5% of total revenue for the nine months ended September 30, 2020, from 36.4% for the nine months ended September 30, 2019. As a percentage of freight revenue, salaries, wages, and related expenses increased to 41.7% of freight revenue for the nine months ended September 30, 2020, from 40.8% in the same period in 2019. These changes were primarily the result of decreases in group health insurance, workers' compensation, and contract labor support costs, partially offset by employee separation costs related to the restructuring and driver and non-driver pay increases since the second quarter of 2019 and lower revenue over which to spread these costs.

For the remainder of 2020 we believe salaries, wages, and related expenses will increase in comparison to the third quarter of 2020 as a result of driver pay changes being put in place as a result of the tight freight market, partially offset by cost saving measures put into place at the beginning of the second quarter 2020 that are expected to remain in place through at least the end of 2020. Looking beyond the fourth quarter of 2020, we believe higher average driver salary costs will be partially offset by fewer drivers as a result of our change in business model and our smaller fleet. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fuel expense	$18,061	$28,812	$59,264	$85,858
% of total revenue	8.6%	13.1%	9.7%	13.1%
% of freight revenue	9.2%	14.6%	10.5%	14.7%

Total fuel expense decreased $10.8 million to $18.1 million for the three months ended September 30, 2020, compared with $28.8 million the same quarter in 2019. As a percentage of total revenue, total fuel expense decreased to 8.6% of total revenue for the three months ended September 30, 2020, from 13.1% in the same quarter in 2019. As a percentage of freight revenue, total fuel expense decreased to 9.2% of freight revenue for the three months ended September 30, 2020, as compared to 14.6% for the 2019 quarter.

For the nine months ended September 30, 2020, total fuel expense decreased approximately $26.6 million, or 31.0%, compared with the same period in 2019. As a percentage of total revenue, total fuel expense decreased to 9.7% of total revenue for the nine months ended September 30, 2020, from 13.1% for the nine months ended September 30, 2019. As a percentage of freight revenue, total fuel expense decreased to 10.5% of freight revenue for the nine months ended September 30, 2020, from 14.7% in the same period in 2019.

We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire cost of fuel for several reasons, including the following: surcharges cover only loaded miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling. Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge. Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.60 per gallon and $0.49 per gallon lower in the three and nine months ended September 30, 2020 compared with the same periods in 2019.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total fuel surcharge	$14,613	$23,082	$47,971	$70,882
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,723	2,898	5,823	8,878
Company fuel surcharge revenue	$12,890	$20,184	$42,148	$62,004
Total fuel expense	$18,061	$28,812	$59,264	$85,858
Less: Company fuel surcharge revenue	12,890	20,184	42,148	62,004
Net fuel expense	$5,171	$8,628	$17,116	$23,854
% of freight revenue	2.6%	4.4%	3.0%	4.1%

Net fuel expense decreased $3.5 million, or 40.1%, and $6.7 million, or 28.2%, for the quarter and nine months ended September 30, 2020 as compared to the same 2019 periods. As a percentage of freight revenue, net fuel expense decreased to 2.6% from 4.4% for the quarter ended September 30, 2020 and to 3.0% from 4.1% for the nine months ended September 30, 2020 compared to the same 2019 periods. The change in net fuel expense is primarily due to lower fuel prices, partially offset by reduced fuel surcharge revenue as a result of the lower cost of fuel.  Additionally there were $0.1 million and $0.4 million of diesel fuel hedge losses for the quarter and nine month periods of 2020 compared to none for the same 2019 periods, respectively. Also, as a result of the change in our business mix our fleet was more fuel efficient due to less idling and less temperature controlled freight thus reducing reefer fuel expense. As of September 30, 2020, we had fuel hedging contracts with a fair market value of $0.2 million recorded as other liabilities in our condensed consolidated balance sheet. These contracts will be reclassified into fuel expense as they mature. We did not have any fuel hedges in place during the same 2019 periods.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operations and maintenance	$11,912	$14,742	$36,956	$44,814
% of total revenue	5.7%	6.7%	6.0%	6.8%
% of freight revenue	6.1%	7.5%	6.5%	7.7%

Operations and maintenance decreased approximately $2.8 million, or 19.2%, for the quarter ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, operations and maintenance decreased to 5.7% of total revenue for the quarter ended September 30, 2020, from 6.7% in the same quarter of 2019. As a percentage of freight revenue, operations and maintenance decreased to 6.1% of freight revenue for the quarter ended September 30, 2020, from 7.5% the same 2019 quarter.

For the nine months ended September 30, 2020, operations and maintenance decreased approximately $7.9 million, or 17.5%, compared with the same period in 2019. As a percentage of total revenue, operations and maintenance decreased to 6.0% of total revenue for the nine months ended September 30, 2020, from 6.8% for the nine months ended September 30, 2019. As a percentage of freight revenue, operations and maintenance decreased to 6.5% of freight revenue for the nine months ended September 30, 2020, from 7.7% in the same period in 2019.

The decreases in operations and maintenance for the three and nine months ended September 30, 2020, were primarily related to the timing of the trade cycle for our tractors as compared to the same 2019 periods as well as decreased maintenance and repair expense on our younger fleet of tractors, a reduction in unloading charges due to a change in business mix, and a planned reduction in outside driver recruiting expense related to improved efficiency of advertising dollars.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue equipment rentals and purchased transportation	$58,604	$50,428	$151,677	$146,267
% of total revenue	27.8%	22.9%	24.7%	22.3%
% of freight revenue	29.9%	25.5%	26.8%	25.0%

Revenue equipment rentals and purchased transportation increased approximately $8.2 million, or 16.2%, for the three months ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 27.8% of total revenue for the three months ended September 30, 2020, from 22.9% in the same quarter in 2019. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 29.9% of freight revenue for the three months ended September 30, 2020, from 25.5% in the same quarter in 2019.

For the nine months ended September 30, 2020, revenue equipment rentals and purchased transportation increased approximately $5.4 million, or 3.7%, compared with the same period in 2019. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 24.7% of total revenue for the nine months ended September 30, 2020, from 22.3% for the nine months ended September 30, 2019. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 26.8% of freight revenue for the nine months ended September 30, 2020, from 25.0% in the same period in 2019.

These increases were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 12.4% and 12.7% for the three and nine months ended September 30, 2019, to 11.1% and 11.4% for the same 2020 periods.

We expect purchased transportation to increase as we seek to grow the Managed Freight reportable segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating taxes and licenses	$2,979	$3,170	$9,555	$9,719
% of total revenue	1.4%	1.4%	1.6%	1.5%
% of freight revenue	1.5%	1.6%	1.7%	1.7%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Insurance and claims	$13,317	$14,050	$40,491	$35,755
% of total revenue	6.3%	6.4%	6.6%	5.5%
% of freight revenue	6.8%	7.1%	7.2%	6.1%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased approximately $0.7 million, or 5.2% for the three months ended September 30, 2020 compared with the same quarter in 2019. As a percentage of total revenue, insurance and claims decreased to 6.3% of total revenue for the three months ended September 30, 2020, from 6.4% in the same quarter in 2019. As a percentage of freight revenue, insurance and claims decreased to 6.8% of freight revenue for the three months ended September 30, 2020, from 7.1% in the same quarter in 2019. Insurance and claims per mile cost increased to 17.6 cents per mile in the third quarter of 2020 compared to 16.7 cents per mile in the third quarter of 2019. These changes are primarily a result of the occurrence of large claims in the 2019 period and less prior period claims development in the third quarter of 2020, partially offset by $3.3 million of additional premium expense recognized in the third quarter of 2020 as a result of to the erosion of our excess insurance coverage layer $9.0 million in excess of $1.0 million, as discussed below.

For the nine months ended September 30, 2020, insurance and claims increased approximately $4.7 million, or 13.2%, compared with the same period in 2019. As a percentage of total revenue, insurance and claims increased to 6.6% of total revenue for the nine months ended September 30, 2020, from 5.5% for the nine months ended September 30, 2019. As a percentage of freight revenue, insurance and claims increased to 7.2% of freight revenue for the nine months ended September 30, 2020, from 6.1% in the same period in 2019. Insurance and claims cost per mile increased to 17.4 cents per mile in the nine months ended September 30, 2020 from 14.3 cents per mile in the same 2019 period. The increases are primarily related to the erosion of our excess insurance coverage layer $9.0 million in excess of $1.0 million, as discussed below, an increase in overall cost per claim, and an increase in fixed premiums expenses, partially offset by a refund of $7.3 million of previously expensed premiums from our commutation of the April 10, 2015 through March 31, 2018 policy for our primary auto liability insurance.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In the second quarter of 2020, as well as in several past periods we have commuted the policy, which has lowered our insurance and claims expense. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at September 30, 2020.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period (April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals, which could lead to volatility in our insurance and claims expense. As a result, any increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals. Effective April 1, 2020, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.5 million per quarter, greater self-insured retention, and lower aggregate limits than prior coverage. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, in future periods, insurance and claims costs may be more volatile depending on our future accident experience, which could have a material adverse effect on our business, financial condition, and results of operations.

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Communications and utilities	$1,306	$1,790	$4,657	$5,268
% of total revenue	0.6%	0.8%	0.8%	0.8%
% of freight revenue	0.7%	0.9%	0.8%	0.9%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General supplies and expenses	$7,673	$7,584	$27,568	$21,493
% of total revenue	3.6%	3.4%	4.5%	3.3%
% of freight revenue	3.9%	3.8%	4.9%	3.7%

General supplies and expenses increased approximately $0.1 million, or 1.2%, for the three months ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, general supplies and expenses increased to 3.6% of total revenue for the three months ended September 30, 2020, compared to 3.4% for the same quarter in 2019. As a percentage of freight revenue, general supplies and expenses increased to 3.9% of freight revenue for the three months ended September 30, 2020, from 3.8% in the same quarter in 2019.

For the nine months ended September 30, 2020, general supplies and expenses increased approximately $6.1 million, or 28.3%, compared with the same period in 2019. As a percentage of total revenue, general supplies and expenses increased to 4.5% of total revenue for the nine months ended September 30, 2020, from 3.3% for the nine months ended September 30, 2019. As a percentage of freight revenue, general supplies and expenses increased to 4.9% of freight revenue for the nine months ended September 30, 2020, from 3.7% in the same period in 2019.

The increases for the nine months ended September 30, 2020 primarily relate to additional reserves put in place for potentially uncollectible accounts receivable, increased period over period legal fees incurred to defend class action litigation, and strategic planning and process improvement investments that are part of our organizational restructuring. For the remainder of 2020, we expect the changes in general supplies and expenses versus the prior year period to decrease as a result of cost-saving efforts enacted as part of our strategic focus to reduce overhead costs.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation and amortization	$13,428	$20,817	$51,274	$61,230
% of total revenue	6.4%	9.4%	8.4%	9.4%
% of freight revenue	6.8%	10.5%	9.1%	10.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets. Depreciation and amortization decreased by $7.4 million, or 35.5%, for the three months ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, depreciation and amortization decreased to 6.4% of total revenue for the three months ended September 30, 2020, from 9.4% in the same quarter in 2019. As a percentage of freight revenue, depreciation and amortization decreased to 6.8% of freight revenue for the three months ended September 30, 2020, from 10.5% in the same quarter in 2019.

For the nine months ended September 30, 2020, depreciation and amortization decreased approximately $10.0 million, or 16.3%, compared with the same period in 2019. As a percentage of total revenue, depreciation and amortization decreased to 8.4% of total revenue for the nine months ended September 30, 2020, from 9.4% for the nine months ended September 30, 2019. As a percentage of freight revenue, depreciation and amortization decreased to 9.1% of freight revenue for the nine months ended September 30, 2020, from 10.5% in the same period in 2019.

Depreciation decreased $7.8 million and $11.7 million to $12.3 million and $47.3 million for the three and nine months ended September 30, 2020, respectively, compared to $20.1 million and $59.0 million in the same 2019 periods. The decreases in depreciation expense are due to a reduction in the average number of units as we downsized our unprofitable operations. Amortization of intangible assets was $1.2 million and $3.9 million for the three and nine months ended September 30, 2020 and $0.7 million and $2.2 million for the same 2019 periods, respectively. The increase is a result of the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020 and the termination of the non-compete agreement with a former Landair executive as a result of management changes, a change in the branding of the organization, and the expected use of the Landair trade name.

For the fourth quarter of 2020, we expect our average operational fleet size to remain relatively flat with the third quarter of 2020 at approximately 2,550 tractors.

Gain on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on disposition of property and equipment, net	$(2,073)	$(751)	$(7,048)	$(959)
% of total revenue	(1.0%)	(0.3%)	(1.1%)	(0.1%)
% of freight revenue	(1.1%)	(0.4%)	(1.2%)	(0.2%)

Gain on disposition of property and equipment, net was $2.1 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, compared with $0.8 million and $1.0 million for the same 2019 periods. As a percentage of total revenue, gain on disposition of property and equipment, net was 1.0% and 1.1% for the three and nine months ended September 30, 2020 As a percentage of freight revenue, gain on disposition of property and equipment, net was 1.1% and 1.2% of freight revenue for the three and nine months ended September 30, 2020. These increases are primarily the result of the $3.7 million gain on of disposition of TFS in the third quarter of 2020 as well as the $5.7 million gain in the second quarter of 2020 on the disposition of our Hutchins, TX terminal facility, which was sold as part of the Company's restructuring plan.

Impairment of long lived property and equipment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Impairment of long lived property and equipment	$-	$-	$26,569	$-
% of total revenue	0.0%	0.0%	4.3%	0.0%
% of freight revenue	0.0%	0.0%	4.7%	0.0%

Impairment of long lived property and equipment, was none and $26.6 million for the three and nine months ended September 30, 2020, compared with none for the same periods of 2019. As a percentage of total revenue, impairment of long lived property and equipment was 0.0% and 4.3% of total revenue for the three and nine months ended September 30, 2020. As a percentage of freight revenue, impairment of long lived property and equipment was 0.0% and 4.7% of freight revenue for the three and nine months ended September 30, 2020. During the second quarter of 2020, we recognized impairment of $16.8 million on revenue equipment, $7.3 million on our Texarkana, AR terminal, related leasehold improvements, and equipment, $2.2 million on an office facility in Chattanooga, TN held under an operating lease, and $0.2 million on a training and orientation facility in Chattanooga, TN.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense, net	$1,935	$2,198	$5,917	$6,048
% of total revenue	0.9%	1.0%	1.0%	0.9%
% of freight revenue	1.0%	1.1%	1.0%	1.0%

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

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income from equity method investment	$1,176	$2,138	$971	$7,548

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. Our income from equity method investment declined to $1.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. The decrease in TEL's contributions to our results for the three and nine months ended September 30, 2020 is the result of the revenue impact associated with a customer bankruptcy during the fourth quarter of 2019. We expect the impact on our earnings resulting from our investment in TEL to be down year-over-year as a result of the terminated business.

Income tax expense (benefit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$1,339	$112	$(7,000)	$3,645
% of total revenue	0.6%	0.1%	(1.1%)	0.6%
% of freight revenue	0.7%	0.1%	(1.2%)	0.6%

Income tax expense increased approximately $1.2 million, or 1095.5%, for the three months ended September 30, 2020, compared with the same quarter in 2019. As a percentage of total revenue, income tax expense was 0.6% of total revenue for the three months ended September 30, 2020, compared to 0.1% in the same quarter in 2019. As a percentage of freight revenue, income tax expense was 0.7% of freight revenue for the three months ended September 30, 2020, compared to 0.1% in the same quarter in 2019.

For the nine months ended September 30, 2020, income tax expense decreased approximately $10.6 million, or 292.0%, to a benefit of $7.0 million compared with the same period in 2019. As a percentage of total revenue, income tax benefit was 1.1% of total revenue for the nine months ended September 30, 2020, compared to income tax expense of 0.6% for the nine months ended September 30, 2019. As a percentage of freight revenue, income tax benefit was 1.2% of freight revenue for the nine months ended September 30, 2020, compared to income tax expense of 0.6% in the same period in 2019.

These changes were primarily related to the $10.0 million increase and $37.1 million decrease in pre-tax income in the three and nine months ended September 30, 2020, respectively, compared to the same 2019 periods, resulting from the changes in operating income and the decreased earnings on investment in TEL noted above.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2020 effective income tax rate to be approximately 25.5%.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing. The Expedited segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company. The Dedicated segment provides customers with committed truckload capacity over contracted periods using equipment either owned or leased by the Company. The Managed Freight segment includes our brokerage and TMS. Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs. The Warehousing segment provides day-to-day warehouse management services to customers who have chosen to outsource this function.

COMPARISON OF three and nine months ended September 30, 2020 TO three and nine months ended September 30, 2019

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Expedited	$78,410	$87,674	$244,347	$265,664
Dedicated	71,104	87,284	218,833	257,362
Managed Freight	47,594	33,339	112,695	95,725
Warehousing	13,722	12,162	37,458	36,081
Total revenues	$210,830	$220,459	$613,333	$654,832

Operating Income (Loss):
Expedited	$2,521	$(2,637)	$(11,845)	$(1,876)
Dedicated	926	(2,979)	(13,796)	2,718
Managed Freight	2,079	506	(893)	2,018
Warehousing	1,285	1,240	2,940	4,246
Total operating income (loss)	$6,811	$(3,870)	$(23,594)	$7,106

For the quarter ended September 30, 2020, total revenue decreased approximately $9.6 million, or 4.4%, to $210.8 million from $220.5 million in the 2019 quarter. Freight revenue decreased approximately $1.2 million, or 0.6%, to $196.2 million for the quarter ended September 30, 2020, from $197.4 million in the 2019 quarter, while fuel surcharge revenue decreased $8.5 million quarter-over-quarter. The decrease in revenue resulted from an $11.1 million and a $5.9 million  decrease in Dedicated and Expedited freight revenue, respectively, partially offset by an increase of $14.3 million and $1.6 million in Managed Freight and Warehousing freight revenue, respectively.

The decrease in Expedited revenue relates to a 270 (or 21.5%) average tractor decrease related to the exit of the solo-refrigerated business in the second quarter of 2020 partially offset by an increase in average freight revenue per tractor per week of 18.2% compared to the 2019 quarter. The increase in average freight revenue per tractor per week for the quarter ended September 30, 2020 is the result of a 27.5% increase in average miles per unit partially offset by a 14.1 cents per mile (or 7.3%) decrease in average rate per total mile compared to the 2019 quarter. Expedited team-driven trucks averaged 896 tractors in the third quarter of 2020, an increase of approximately 11.1% from the average of 807 tractors in the third quarter of 2019.

The decrease in Dedicated revenue relates to a 274 (or 15.1%) average tractor decrease as a result of not renewing underperforming contracts and a $5.1 million reduction in fuel surcharge revenue. Average freight revenue per tractor per week decreased slightly compared to the 2019 quarter as the result of a 4.9% decrease in average miles per unit partially offset by an 8.8 cents per mile (or 4.9% increase) in average rate per total mile compared to the 2019 quarter.

Managed Freight total revenue increased $14.3 million for the 2020 quarter compared to the same 2019 quarter, as a result of a robust spot market in the third quarter of 2020, providing new customer opportunities, partially offset by the negative impact of COVID-19 to one key customer during the quarter.

Warehousing total revenue increased $1.6 million and $1.4 million for the three and nine month periods ended September 30, 2020, respectively, compared to the same 2019 periods as a result of new customer business that began operations during the third quarter of 2020.

For the nine months ended September 30, 2020, total revenue decreased approximately $41.5 million, or 6.3%, to $613.3 million from $654.8 million in the same 2019 period. Freight revenue decreased approximately $18.6 million, or 3.2%, to $565.4 million for the period ended September 30, 2020, from $584.0 million in the 2019 period, while fuel surcharge revenue decreased $22.9 million period-over-period. The decrease in revenue resulted from a $24.9 million and $12.2 million decrease in Dedicated and Expedited freight revenue, respectively, partially offset by an increase of $17.0 million and $1.5 million in Managed Freight and Warehousing freight revenue, respectively.

The decrease in Expedited revenue relates to a 156 tractor (or 11.8%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 7.2% compared to the same 2019 period. The increase in average freight revenue per tractor per week for the period ended September 30, 2020 is the result of a 14.4% increase in average miles per unit partially offset by a 11.3 cents per mile (or 5.9%) decrease in average rate per total mile compared to the same 2019 period. Expedited team-driven trucks averaged 872 tractors for the nine months ended September 30, 2020 compared to 803 tractors in the same 2019 period.

The decrease in Dedicated revenue relates to a 160 tractor (or 9.0%) average tractor decrease and a decrease in average freight revenue per tractor per week of 3.1% compared to the same 2019 period. The decrease in average freight revenue per tractor per week for the period ended September 30, 2020 is the result of a 5.6% decrease in average miles per unit partially offset by a 5.5 cents per mile (or 3.0%) increase in average rate per total mile compared to the same 2019 period. Dedicated team-driven trucks averaged 44 tractors for the nine months ended September 30, 2020 compared to 110 tractors in the same 2019 period.

Managed Freight total revenue increased $17.0 million for the nine months ended September 30, 2020 compared to the same 2019 period as a result of additional opportunities in the brokerage market as a result of COVID-19.

For the quarter ended September 30, 2020, total operating income was $6.8 million compared to operating loss of $3.9 million in the 2019 quarter. In addition to the changes in revenue described above, the change in operating income resulted from a $20.1 and $14.4 million decrease in Dedicated and Expedited operating expenses, respectively, partially offset by a $12.7 million and $1.5 million increase in Managed Freight and Warehousing operating expenses, respectively. The decrease in Dedicated and Expedited operating expenses is primarily the result of a 15.1% and 21.5% average operating fleet reduction, respectively, partially offset by higher variable costs associated with a greater concentration of team driven units in the Expedited fleet. The downsizing of our terminal network and short-term cost reductions also contributed to this reduction. The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. The increase for Warehousing was primarily driven by the new customer business that began operations during the third quarter of 2020.

For the nine months ended September 30, 2020, total operating loss was $23.6 million compared to operating income of $7.1 million during the same 2019 period. In addition to the changes in revenue described above, the change in operating income resulted from a $22.0 million and $11.4 million decrease in Dedicated and Expedited operating expenses, respectively, partially offset by a $19.9 million and $2.7 million increase in Managed Freight and Warehousing operating expenses. The decrease in Dedicated and Expedited operating expenses was primarily due to a 9.0% and 11.8% average operating fleet reduction, respectively, partially offset by higher variable costs associated with a greater concentration of team driven units in the Expedited fleet. The downsizing of our terminal network and short-term cost reductions also contributed to this reduction. The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. The increase for Warehousing was primarily driven by the new customer business that began operations during the third quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward Dedicated and Managed Freight reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $53.5 million and $93.1 million at September 30, 2020 and December 31, 2019, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 1.9 years at September 30, 2020, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2020 and December 31, 2019 we had $166.7 million and $348.2 million in long-term debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note, respectively;

●	$81.5 million and $230.9 million in revenue equipment installment notes, respectively;

●	$22.9 million and $23.8 million in real estate notes, respectively;

●	none and $0.2 million in deferred loan costs (which reduce long-term debt), respectively;

●	$19.2 million and $33.3 million of the principal portion of financing lease obligations, respectively, and;

●	$43.1 million and $60.3 million of the operating lease obligations, respectively.

The decrease in our revenue equipment installment notes and financing lease obligations was primarily due to a strategic decision to reduce our debt and lease obligations during the third quarter of 2020. The decrease in operating lease obligations was primarily due to the termination of a property lease related to our Managed Freight segment and the amortization of the operating lease liability during 2020.

As of September 30, 2020, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $36.7 million, and available borrowing capacity of $58.3 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the nine months ended September 30, 2020 totaled $18.8 million of proceeds as compared to $0.1 million of expenditures for the prior year period. In the third quarter of 2020, we took delivery of approximately 86 new tractors and no new trailers, while disposing of approximately 391 used tractors and 397 used trailers. Our current fleet plan for fiscal 2020 includes the delivery of an additional 200 new company replacement tractors and no additional new trailer deliveries. For the fourth quarter of 2020, we expect our average operational fleet size to remain relatively flat with the third quarter of 2020 at approximately 2,550 tractors. Net gains on disposal of equipment and real estate in the third quarter of 2020 were $2.1 million compared to $0.8 million in the prior-year quarter.

During the first half of 2020, in response to the uncertainty of the upcoming economic environment as a result of COVID-19 and as part of our strategic focus to reduce overhead costs, we took measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. During the third quarter of 2020, we have paid down approximately $175.6 million of debt and lease obligations. If needed, we have other potential flexible sources of liquidity that we can leverage, such as currently unencumbered owned revenue equipment.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months.

Cash Flows

Net cash flows provided by operating activities decreased to $25.0 million for the nine-month period ended September 30, 2020, compared to $39.8 million for the same 2019 period primarily due to a $24.4 decrease in net income as well as the timing and amount of payments on our trade accounts and insurance claims.

Net cash flows provided by investing activities were $131.0 million for the nine-month period ended September 30, 2020, compared to $99.5 million used in the same 2019 period. The change in net cash flows used by investing activities was primarily the result of the disposal of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment and the disposal of our Orlando and Hutchins properties during the 2020 period as well as timing of our trade cycle whereby we took delivery of approximately 86 new company tractors and disposed of approximately 391 used tractors in the 2020 period compared to delivery and disposal of approximately 1,211 and 486 tractors, respectively, in the same 2019 period.

Net cash flows used by financing activities were approximately $185.8 million for the nine-months ended September 30, 2020, compared to $76.4 million provided in the same 2019 period. The change in net cash flows provided by financing activities was primarily a function of paying down approximately $175.6 million of debt and lease obligations during the third quarter of 2020 and our stock repurchase program during the first quarter of 2020.

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

Going forward, the disposition of our Factoring reportable segment will improve our cash flows used by financing activities. However, on an ongoing basis, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended September 30, 2020, we paid down a significant amount of our revenue equipment and property installment notes and finance leases.  Other than those presented in the table below, there have been no material changes in our commitments or our contractual liabilities.

The following table sets forth our contractual cash obligations and commitments as of September 30, 2020:

Payments due by period:
(in thousands)	Total	2020 (1)	2021	2022	2023	2024	More than 5 years
Credit Facility and Draw Note (2)	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Revenue equipment and property installment notes, including interest (3)	$177,305	$18,147	$30,168	$28,802	$2,798	$2,077	$95,313
Operating leases (4)	$ 47,042	$ 5,177	$ 18,543	$ 15,523	$ 6,762	$ 28	$ 9
Finance leases (5)	$ 19,729	$ 6,654	$ 7,590	$ 5,456	$ 29	$ -	$ -
Purchase obligations (6)	$ 59,870	$ 25,100	$ 34,770	$ -	$ -	$ -	$ -
Total contractual cash obligations (7)	$303,946	$29,978	$56,301	$49,781	$9,589	$2,105	$95,322

(1) For the remainder of 2020.

(2) There were no outstanding borrowings under the Credit Facility or Draw Note as of September 30, 2020. Refer to Note 7, "Debt" of the accompanying condensed consolidated financial statements for further information.

(3) Represents principal and interest payments owed at September 30, 2020. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate is effectively fixed through an interest rate swap. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying condensed consolidated financial statements for further information.

(4) Represents future monthly rental payment obligations under operating leases for tractors, trailers, terminal properties, and computer and office equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. Refer to Note 8, "Lease Obligations" of the accompanying condensed consolidated financial statements for further information.

(5) Represents principal and interest payments owed at September 30, 2020. The borrowings consist of finance leases with finance companies, with fixed borrowing amounts and fixed interest rates or rates that are floating but effectively fixed through related interest rate swaps. Borrowings in 2020 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying condensed consolidated financial statements for further information.

(6) Represents purchase obligations for revenue equipment totaling approximately $25.1 million in 2020 and $34.8 million in 2021. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases Obligations," respectively, of the accompanying condensed consolidated financial statements for further information.

(7) Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2020, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2019 Form 10-K, other than those discussed above.

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

COMMODITY PRICE RISK

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. During the quarter ended September 30, 2020, we had fuel hedge contracts with a fair market value of $0.2 million, which are included in other liabilities in our condensed consolidated balance sheet at September 30, 2020. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $0.1 million. This sensitivity analysis considers that we expect to purchase approximately 5.1 million gallons of diesel during the remainder of 2020, with an assumed fuel surcharge recovery rate of 81.4% of the cost (which was our fuel surcharge recovery rate during the nine months ended September 30, 2020, excluding the impact of gains or losses of fuel hedge settlements). Assuming our fuel surcharge recovery is consistent during the remainder of 2020, this leaves 0.9 million gallons that are not covered by the natural hedge created by our fuel surcharges. Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the periods ended September 30, 2020 and 2019, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income (loss) into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to interest rate changes, are immaterial. The amounts actually realized will depend on the fair values as of the date of settlement

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $166.7 million of debt and operating and finance leases, we had $29.9 million of variable rate debt outstanding at September 30, 2020, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $22.9 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $6.9 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our September 30, 2020 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

As disclosed in Part I, Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, we identified a deficiency in our internal control over financial reporting that we considered to be a material weakness regarding ineffective internal control related to credit approval and monitoring within our TFS subsidiary. The Company completed the sale of substantially all assets of TFS on July 8, 2020.  Management determined that the material weakness was isolated to the TFS subsidiary. As a result, management believes that the material weakness was eliminated upon the sale of TFS.

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

Changes in Internal Control Over Financial Reporting

Except for the sale of substantially all assets of TFS on July 8, 2020, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2020.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 20 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2020.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period (April 1, 2018 to March 31, 2021), aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million are estimated to be fully eroded based on current claims expense accruals, which could lead to volatility in our insurance and claims expense. As a result, any increases to existing claims, and/or new claims filed prior to March 31, 2021, may require additional expense accruals. The expenses associated with additional liability claims may be substantial and such expenses could have a material adverse effect on our business, financial condition, and results of operations. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims would impact this analysis.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2019, Form 10-Q for the quarter ended March 31, 2020, as amended, and Form 10-Q for the quarter ended June 30, 2020 in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. We are amending and restating in its entirety the risk factor formerly entitled "We are involved in a dispute arising from our disposition of substantially all of the operations and assets of TFS, which could have a material adverse effect on our business, financial conditions, and results of operation", from our Form 10-Q for the quarter ended June 30, 2020, as set forth below. This risk factor should be read in conjunction with the other risk factors included in our Form 10-K for the year ended December 31, 2019, Form 10-Q for the quarter ended March 31, 2020, as amended, and Form 10-Q for the quarter ended June 30, 2020. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We may incur additional charges in connection with the disposition of substantially all of the operations and assets of TFS, which could have a material adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness.

During the third quarter of 2020, we sold substantially all of the operations and assets of TFS. In connection with the sale of TFS’ assets, we agreed to indemnify the purchaser of TFS’ assets for certain advances we made to specified clients prior to the sale. We are responsible for and will indemnify the purchaser for 100% of the first $30 million of any losses incurred by the purchaser related to these advances, and for 50% of the next $30 million of any losses incurred by the purchaser, for total indemnification by us of $45.0 million. Our indemnification obligations are secured by certain revenue equipment.

We have not accrued a liability for our indemnification obligations as of the date hereof. We will record liabilities, if any, when they become probable and capable of estimation in accordance with GAAP. The accrual of material liabilities and payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and have an adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness.

Due to the amended terms for the sale of TFS’ assets, the previously disclosed $26.5 million estimated gain was reduced to a $3.7 million gain in the third quarter of 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
2.1	#	Accounts Receivable Purchase Agreement by and between Covenant Transport Solutions, LLC and Advance Business Capital LLC, dated as of July 8, 2020
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Fifth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Fifth Amended and Restated Bylaws
10.1	*#	Separation Agreement between Richard Cribbs and Transport Management Services, LLC
10.2	#	Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020
10.3	#	Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A.
10.4	#	Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020
10.5	*#	Form of Executive Severance Agreement
10.6	(3)*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed July 2, 2020.
(3)	Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: November 3, 2020	By:	/s/ M. Paul Bunn
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary in his capacity as such and as a duly authorized officer on behalf of the issuer