Form 10-K
period 2020-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2021-03-05
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $137.0 million (based upon the $14.43 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 2, 2021, the registrant had 14,450,002 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held on May 19, 2021, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay, expected improvements to financial and operational measures, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our segments, future insurance and claims levels and expenses, future impact of pending litigation, future tax rates, expense, and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future investments in and the growth of individual segments and services, expected capital expenditures (including the future mix of lease and purchase obligations), future asset dispositions, future asset utilization and efficiency, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in TEL, future customer relationships, future defaults under debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, future repurchases, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of COVID-19 on our business and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "mission," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Logistics Group, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,500 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2020 revenue. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., and Landair Leasing, Inc., (“Landair”), is an example of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems.

As our fleet has grown over three decades and our service platform matured, several important trends dramatically affected the truckload industry and our business. First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors. Second, the cost structure of the truckload business rose dramatically, particularly equipment, driver wages, insurance premiums, and, at times, fuel prices, impacting us and our customers' freight decisions. Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency. Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified driver applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

Results for 2020 reflect a number of operational adjustments that were executed as part of our strategic plan, including: 1) the disposition of three separate facilities within our terminal network, 2) a fleet reduction of approximately 600 tractors and 1,100 trailers, 3) the disposition and discontinuation of our Factoring reportable segment and 4) a reduction in force of our non-driver employees. As a result of these strategic changes, it is difficult to compare the 2020 results to prior years. We are proud of the operational improvements we have made, especially in light of headwinds we faced around the COVID-19 pandemic, rising casualty insurance costs and the challenging supply shortage of professional drivers. We believe we have made significant progress in achieving our strategic plan, but remain focused on six initiatives that fall under the following key tenets:

●     Organizational Excellence and Entrepreneurial Spirit. In 2020, we made further refinements to our management team, added talent, and implemented additional best practices to bring a new focus to metrics, accountability and ownership.

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

●    Rigorous Capital Allocation Process and Reduce Leverage. Our senior management continually evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. In addition, reducing our leverage ratio has been a primary strategic goal. Our leverage ratio decreased in both 2020 and 2019 as compared to the respective prior years, as we remain focused on investing capital when we can obtain acceptable returns while reducing our leverage. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability.

●    Risk Management—Assess and Mitigate. We evaluate risk areas with significant volatility, as well as the costs and benefits associated with mitigating the volatility. Diesel fuel prices, interest rates, insurance and claims cost, and used equipment prices are all areas where we identified significant risk and volatility for our business. To manage these risks, we have at times employed fuel hedging contracts on a portion of our fuel usage not covered by customer fuel surcharges, maintain lower self-insured accident liability retention when economically feasible, and expanded our ability to sell our used equipment to increase bargaining power with the tractor and trailer manufacturers.

●   Technology. We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently. Our operational information systems are tailored to the needs of our various service offerings, utilizing software developed internally and purchased off-the-shelf depending on the operational needs. We will continue to seek out technology to improve efficiencies and expand our resources while still providing enterprise wide visibility for critical operating functions.

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the Landair Acquisition in 2018; consolidation of our sales force and back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; and sale of TFS. Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company. However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and independent contractors, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 1.9 years, which compares favorably to an average U.S. Class 8 tractor age of approximately 6.6 years in 2020. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

Reportable Operating Segments and Service Offerings

Our asset based transportation services include two separate reportable operating segments: (i) Expedited and (ii) Dedicated, both of which transport full trailer loads of freight from origin to destination with minimal intermediate stops or handling. We provide truckload transportation services primarily throughout the continental United States utilizing equipment we own or lease or equipment owned by independent contractors. Our Expedited reportable operating segment transports freight over nonroutine routes. Our Dedicated reportable operating segment provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.

To complement our asset based transportation services, we also offer non-asset based or asset light logistics services through our Managed Freight reportable operating segment. Our Managed Freight reportable operating segment relies heavily on technology and provides: (i) freight brokerage ("Brokerage") and (ii) transportation management services (“TMS”) to our customers.

Lastly, to further our goal of becoming more critical throughout the supply chain, we offer day-to-day warehouse management services through our Warehousing reportable segment. At this point we own no Warehouse facilities but either lease space coterminous with the underlying contract or manage the customer's facility.

Our combined asset based and non-asset based capabilities, allow us to transport many types of freight for a diverse customer base. We concentrate on service offerings where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers. The primary service offerings are further described below:

●

Expedited: In our Expedited business, we operate approximately 900 tractors substantially all of which are driven by two-person driver teams. The Expedited reportable operating segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: In our Dedicated business, we operate approximately 1,600 tractors, substantially all of which are driven by a solo driver. The Dedicated segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. Many of our Dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards.

●

Managed Freight: Our Managed Freight business, includes our brokerage services and TMS. Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

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

The following table reflects the size of each of our reportable segments measured by 2020 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	37%
Dedicated	33%
Managed Freight	23%
Warehousing	7%
Total	100%

In our Expedited and Dedicated segments, we generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Expedited and Dedicated revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of truck capacity in the trucking industry, and driver availability.

The main expenses that impact the profitability of our Expedited and Dedicated segments are the variable costs of transporting freight for our customers. These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors. Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

We measure the productivity of our Expedited segment with three key performance metrics: average freight revenue per total mile (excluding fuel surcharges), average miles per tractor and average freight revenue per tractor per week. We primarily measure the productivity of our Dedicated segment with the average freight revenue per tractor per week metric. A description of each follows:

Average Freight Revenue Per Total Mile. Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries, 2) the macro U.S. economic environment including supply/demand of freight and carriers, and 3) individual negotiations with customers.

Average Miles Per Tractor. Average miles per tractor reflect 1) economic demand, 2) driver availability, 3) regulatory constraints, and 4) the allocation of tractors among the service offerings.

Average Freight Revenue Per Tractor Per Week. We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric accumulates the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our tractors, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors.

A summary of these metrics for our Expedited segment for 2019 and 2020 is as follows:

	2019	2020
Average freight revenue per total mile	$1.93	$1.82
Average miles per tractor	124,228	144,636
Average freight revenue per tractor per week	$4,595	$5,031

A summary of the key performance metrics for our Dedicated segment for 2019 and 2020 is as follows:

	2019	2020
Average freight revenue per total mile	$1.81	$1.88
Average miles per tractor	91,318	85,284
Average freight revenue per tractor per week	$3,168	$3,066

Within our Managed Freight segment, we derive revenue from providing Brokerage and TMS services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Expedited segment. Additionally, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network providing focused customer support through multi-year contracts. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

Within our Warehousing segment we empower customers to outsource warehousing management including moving containers and trailers in or around freight yards. The main factors that impact profitability in terms of expenses are managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $3.9 million in 2020 and $7.0 million in 2019.

Refer to Note 15, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results.

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

We had one customer that accounted for more than 10% of our consolidated revenue in 2020 and 2019, and was serviced by our Expedited, Dedicated, and Managed Freight segments. Our top ten customers accounted for approximately 48% and 45% of our total revenue in 2020 and 2019, respectively.

Within our asset based transportation service offerings (Expedited and Dedicated), we operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In contrast, our two-person driver tractors generally operate in longer lengths of haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers. We expect operating statistics and expenses to shift with the mix of single and team operations.

Our reportable segments operate on a variety of operating systems to maximize the effectiveness of the unique attributes associated with each service offering. We have one primary financial system and continue to focus on cloud based solutions for data storage versus storing on local servers when possible. We continue to evaluate where we can leverage technology to add further efficiencies across the Company and for our customers.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under contract. We conduct recruiting and/or driver orientation efforts from four of our locations, and we offer ongoing training throughout our terminal network. We emphasize driver-friendly operations throughout our organization. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractors, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

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

Despite our reduced fleet, driver recruitment and retention remained extremely challenging in 2020, as the COVID-19 pandemic has slowed the ability to train, test, and license drivers. Other employment opportunities have attracted professional drivers away from trucking. Our average number of teams as a percentage of our fleet decreased for 2020 as compared to 2019. Our average open tractors, including wrecked tractors, increased to 4.7% for the year ended December 31, 2020, from approximately 3.8% for the year ended December 31, 2019.

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

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases the accumulation of miles on tractors and trailers, personnel costs as a percentage of revenue, and the number of drivers we must recruit.

We are not a party to any collective bargaining agreement. At December 31, 2020, we employed approximately 3,500 drivers and approximately 1,400 non-driver personnel. At December 31, 2020, we engaged approximately 200 independent contractor drivers.

Revenue Equipment

At December 31, 2020, we operated 2,461 tractors and 5,647 trailers. Of such tractors, 1,485 tractors were owned, 784 tractors were financed under operating leases, and 192 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 4,115 trailers were owned, 1 trailer was financed under an operating lease, and 1,531 trailers were financed under finance leases. Furthermore, at December 31, 2020, approximately 79% of our trailers were dry vans, and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2020, our tractor fleet had an average age of approximately 1.9 years, and our trailer fleet had an average age of approximately 4.9 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2020, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced volatile freight demand, scarcity of qualified truck drivers, decreased fuel costs, a depressed used tractor market, and regulations that limit productivity. In 2020, the rates declined from 2019, and costs such as driver pay for many trucking companies, including us, remained higher than pre-2017 periods. Based on our assessment of future regulatory changes, driver demographics, and expected growth rates of our major customers and sectors, we expect the freight environment for 2021 to be robust. We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

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

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, the not preventable determinations will be noted on a driver’s Pre-Employment Screening Program report.

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

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic on board recording devices (“AOBRs”) by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule was phased in, as states did not begin putting tractors out of service for non-compliance until April 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Use of AOBRs was permitted until December 2019, at which time use of ELDs became required. Since we had proactively installed AOBRs on nearly 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We ultimately had ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective hours-of-service enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements and may further reduce industry capacity.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. The American Trucking Associations (“ATA”) has voiced concerns with the new guidelines, characterizing them as “weak” and “misguided,” and specially taking issue with the second sample requirement, which the ATA feels diminishes the value of hair testing. It is unclear if, and when, a final rule may be put in place. Any final rule may reduce the number of available drivers. We currently perform urine testing and will continue monitor any developments in this area to ensure compliance.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years, which extends the compliance date to February 2022. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. Certain U.S. Congressional representatives proposed a bill in 2019 that would lower the age requirement from 21 to 18 for interstate commercial driving if certain requirements are met, which received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all. Meanwhile, the FMCSA announced in September 2020 that it is seeking public comment on a new pilot program to allow drivers aged 18, 19, and 20 to operate commercial motor vehicles in interstate commerce.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and while the Ninth Circuit Court of Appeals has since upheld the FMCSA’s decision, it still remains uncertain whether it will stand. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability. In September 2020, the U.S. Court of Appeals for the Ninth Circuit heard oral arguments in the case to decide whether the preliminary injunction should remain in effect. A decision on the matter is expected soon.

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

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed rulemaking for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action in 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, requiring original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Food Safety Regulations

In April 2016, the Food and Drug Administration (“FDA”) published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA"). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. These requirements took effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Moving Forward Act, a $1.5 trillion infrastructure bill that passed the U.S. House of Representatives in June 2020, but is still waiting to be heard by the U.S. Senate. The Moving Forward Act incorporated and expanded upon the Investing in a New Vision for the Environment and Surface Transportation in America (INVEST in America) Act, a nearly $500 billion bill intended to rebuild and reimagine U.S. transportation and infrastructure that was passed out of the House Committee on Transportation and Infrastructure in June 2020. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo prior thereto. However, adoption and implementation of the same could negatively impact our business by increasing our compliance obligations and related expenses. President Biden has also indicated an intention to make substantial changes to the current US tax laws during his administration, including changes to the way capital gains are treated. Any changes to US tax laws may have an adverse impact on our business and profitability.

The United States Mexico Canada Agreement (“USMCA”) was entered into effect in July 2020. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.

With the FAST Act originally set to expire in September 2020, Congress had noted its intent to consider a multiyear highway measure that would update the FAST Act. However, in September 2020 Congress approved a one year extension of the FAST Act, now set to expire in September 2021. If Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2021 deadline, and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry in 2020, the FMCSA issued various temporary responsive measures throughout the year in order to combat the same, including, without limitation, those related to hours of service, commercial driver’s licenses and medical certifications. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

Fuel Availability and Cost

The cost of fuel trended lower in 2020 as compared to 2019, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $2.55 per gallon for 2020 compared to $3.06 per gallon for 2019. There were $0.3 million of fuel hedging losses in 2020 compared to none in 2019 as a result of no fuel hedge agreements being in place during 2019.

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible. We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that includes minimum rates and fuel surcharges. These initiatives have contributed to significant improvements in fleet wide average fuel mileage. Moreover, we have a fuel surcharge program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs. However, even with the fuel surcharges, the price of fuel can affect our profitability. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailers that generally is not billed to customers.  In addition, from time-to-time customers attempt to modify their surcharge programs, some successfully, which can result in recovery of a smaller portion of fuel price increases. Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. At December 31, 2020, we had forward futures swap contracts on approximately 0.8 million gallons of diesel to be purchased in 2021, or approximately 1.8% of our projected annual 2021 fuel requirements. We currently have no forward futures swap contracts beyond 2021.  The fair value of our fuel hedging contracts at December 31, 2020, represented a $0.2 million asset compared to $0.0 million at December 31, 2019 as no forward futures swap contracts existed at that time.

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

Additional Information

Our headquarters is located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.covenantlogistics.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website. Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

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

STRATEGIC RISKS

Our business is subject to economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, and (vii) industry compliance with ongoing regulatory requirements.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, are as follows:

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Several of our initiatives include steadily and intentionally growing the percentage of our business generated by Dedicated, Managed Freight, and Warehousing segments, reducing unnecessary overhead, and improving our safety, service, and productivity, as well as improving profitability of certain legacy contracts in our Dedicated segment. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in and expansion of our business. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

●	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and
●	the Covenant brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services.

We may not grow substantially in the future and we may not be successful in improving our profitability.

We may not be able improve profitability in the future. Achieving profitability depends upon numerous factors, including our ability to effectively and successfully implement other strategic initiatives, increase our average revenue per tractor, improve driver retention, and control expenses. If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

Acquisitions have provided a substantial portion of our growth. We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. Any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:

●	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;
●	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
●	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
●	transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded;
●	we may incur future impairment charges, write-offs, write-downs, or restructuring charges that could adversely impact our results of operations;
●	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;
●	we may experience difficulties operating in markets in which we have had no or only limited direct experience;
●	we could lose customers, employees, and drivers of any acquired company; and
●	we may incur additional indebtedness

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors, and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driver and independent contractor shortages than our competitors. We also employ driver hiring standards that we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. Our use of team-driven tractors in our Expedited segment requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

Our engagement of independent contractors to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.

We provide financing to certain qualified independent contractors. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of independent contractors we are able to engage. Further, if independent contractors we engage default under or otherwise terminate the financing arrangement and we are unable to find a replacement independent contractor or seat the tractor with a company driver, we may incur losses on amounts owed to us with respect to the tractor.

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

A significant portion of our revenues is generated from a small number of major customers. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our Dedicated segment is typically subject to longer term written contracts than our other segments. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. For our multi-year and Dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our Dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, weather events, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially and adversely affect our business, financial condition, and results of operations.

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

We depend heavily on the proper functioning, availability, and security of our management information and communication systems and other information technology assets, including financial reporting and operating systems and the data contained in such systems and assets, in operating our business. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. Furthermore, recently enacted data privacy laws, such as the California Consumer Privacy Act that became effective on January 1, 2020 and provides new data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are dependent upon the services of our executive management team and other key personnel. Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited segment, historically has experienced a greater reduction in first quarter demand than our other operations. Revenue also can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

COMPLIANCE RISKS

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

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. We have elected to commute policies on several occasions in the past. In exchange, we have assumed the risk for all claims during the years for the policies commuted. Our subsequent payouts for the claims assumed have been less than the refunds. We expect the total refunds to exceed the total payouts; however, not all of the claims have been finally resolved and we cannot assure you of the result. We may continue to commute policies for certain years in the future. To the extent we do so, and one or more claims result in large payouts, we will not have insurance, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

Our self-insurance for auto liability claims and our use of captive insurance companies could adversely impact our operations.

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

Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders. Such regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries, and otherwise impede our ability to take actions we deem advisable.

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

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For discussion regarding the erosion of the $9.0 million in excess of $1.0 million coverage layer for the policy period that runs from April 1, 2018 to March 31, 2021, please see "Insurance and Claims" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Also, we may face mandatory reinstatement charges for expired policies due to liability claims. In the event of such developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, and other agencies in states in which we operate. For further discussion of the laws and regulations applicable to us, our drivers, and our equipment, please see "Regulation" under “Item 1. Business.” Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition, and results of operations could be adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that utilize lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits and several recent court decisions have been made in favor of those seeking to classify as employees certain independent contractors that participated in lease-purchase programs. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. For further discussion of the laws impacting the classification of independent contractors, please see "Regulation" under "Item 1, Business."

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. Failure to comply with existing or future labor and employment laws could have a materially adverse effect on our business and operating results. For further discussion of the labor and employment laws, please see "Regulation" under “Item 1. Business.”

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

Certain of our subsidiaries are currently exceeding the established intervention thresholds in one or more of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. For further discussion of the CSA program, please see "Regulation" under “Item 1. Business.”

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

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future. If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs, and potential loss of customers, which could materially adversely affect our business, financial condition, and results of operations. These risks are heightened if we consolidate our operations under one or two DOT authorities.

Compliance with various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. Our tractor terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities and one leased facility has below-ground bulk fuel storage tanks. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results. For further discussion of environmental laws and regulations, please see "Regulation" under “Item 1. Business.”

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

The approach of President Biden’s administration to tariffs and other trade regulations is still to be determined. The imposition of additional tariffs or quotas or changes to certain trade agreements, including tariffs applied to goods traded between the United States and China, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

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

FINANCIAL RISKS

Our Third Amended and Restated Credit Agreement (our "Credit Facility") and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with such covenants, restrictions, and requirements.

We have a $110.0 million Credit Facility and numerous other financing arrangements. Our Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio, if availability is below a certain threshold. We have had difficulty meeting budgeted results and have had to request amendments or waivers in the past. If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain amendments or waivers under our Credit Facility, or we may incur fees in doing so.

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

If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases.

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

Our indebtedness and finance and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

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

Our profitability may be materially adversely impacted if our capital investments do not match customer demand or if there is a decline in the availability of funding sources for these investments.

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

We are subject to risk with respect to higher prices for new tractors. We have at times experienced an increase in prices for new tractors and the resale values of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, the supply of used tractors, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations.

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

In May 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller. We account for our investment in TEL using the equity method of accounting. TEL faces several risks similar to those we face and additional risks particular to its business and operations. TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments. In 2019, TEL had a significant customer that declared bankruptcy, which resulted in a reduction in TEL’s profitability. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past. There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale. As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

During the fourth quarter of 2020, triggering events caused us to assess our likely indemnification obligation, which resulted in recording a $44.2 million contingent loss charge, which reflects nearly all of our potential exposure. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and have an adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness. To date, no actual claims for indemnification have been made by the purchaser of TFS’ assets. However, we believe such claims are probable.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2020, we had goodwill of $42.5 million and other intangible assets of $24.5 million, solely from the Landair Acquisition. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 10% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 32% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Third Amended and Restated Articles of Incorporation (“Articles of Incorporation”), our Fifth Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board of Directors or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board of Directors to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

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

The timing and amount of future repurchases of our Class A common stock, including repurchases under the stock repurchase program authorizing the purchase of up to $40 million of our Class A common stock announced on January 25, 2021, is at the discretion of our Board of Directors and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors our Board of Directors deems relevant.

If we fail to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

As of June 30, 2020, we identified a deficiency in our internal control over financial reporting that we considered to be a material weakness regarding ineffective internal control related to credit approval and monitoring within our TFS subsidiary. The Company completed the sale of substantially all assets of TFS on July 8, 2020. Management determined that the material weakness was isolated to the TFS subsidiary. As a result, management believes that the material weakness was eliminated upon the sale of TFS. If we fail to maintain effective internal controls in the future, including any future acquisitions, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline.

COVID-19 RISKS

We could be negatively impacted by the COVID-19 outbreak or other similar outbreaks.

We have experienced an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, which have disrupted our operations, particularly for our maintenance personnel. Further, our operations, particularly in areas of increased COVID-19 infections could be disrupted. Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, make it more difficult to obtain amendments, extensions, and waivers, and adversely impact our ability to effectively meet our short- and long-term obligations.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. The current outbreak has caused a slowdown in the global economy and the duration of the contraction remains uncertain. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results”.

Short-term and long-term developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

We continue to diligently monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our customers, teammates, suppliers and communities. Our business has been recognized by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all of our teammates support the transportation industry.

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

Information about our legal proceedings is included in Note 14, "Commitments and Contingencies" of the accompanying consolidated financial statements and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVLG."

As of March 2, 2021, we had approximately 86 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of March 2, 2021, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Not applicable.

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

EXECUTIVE OVERVIEW

We are a leading provider of high-service truckload transportation and logistics services. Our strategy is to focus on value-added, less commoditized portions of our customers’ supply chains and thereby become embedded in their business processes. We believe disciplined planning and execution of our strategy will reduce the cyclicality and seasonality of our financial results through growth in higher margin, less volatile services, which in turn will enhance sustainable long-term earnings power and return on invested capital for our stockholders.

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Operating Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. Consistent with our strategic plan, we have been allocating capital toward Dedicated, Managed Freight, and Warehousing, and away from Expedited (particularly non-dedicated, solo-driver refrigerated services) over the past several years and discontinued the solo-driver refrigerated services during 2020. Within our Dedicated reportable segment we have been reducing our business with less profitable customers while working to grow our relationships with customers that are more profitable. This approach has resulted in a reduction in revenue from 2019 to 2020, however, as more of that business is replaced, we expect to see improvements in both revenue and profitability. The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2020	2019
Revenues:
Expedited	$320,202	$356,521
Dedicated	288,652	342,473
Managed Freight	177,579	138,616
Warehousing	52,128	47,777
Total revenues	$838,561	$885,387

During 2020 we strategically repositioned our enterprise around our reportable segments, reduced our fixed overhead and capital deployed in non-core businesses, flattened our management structure, and improved our margins on an adjusted basis. For perspective, our freight revenue was approximately the same on a fleet that averaged approximately 12% smaller than last year. At the same time, we paid down over $200 million in debt and lease obligations, which we believe will provide us significant flexibility in making future capital allocation decisions. The changes were not without cost, as for the year we incurred approximately $69 million non-cash restructuring related charges, including an approximately $44 million contingent loss charge in relation to our discontinued TFS factoring business in the fourth quarter of 2020. We exit 2020 more profitable and generating higher return on capital excluding the restructuring costs. Our mission for 2021 is clear: seat more of our tractors, continue to control costs, and improve the profitability of certain legacy contracts in our Dedicated segment that generate unacceptable returns.

The following is a summary of infrequent and non-cash transactions that occurred during 2020:

(in thousands)	Twelve Months Ended December 31, 2020
Intangible asset amortization	$5,097
Bad debt expense associated with customer bankruptcy and high credit risk customers	2,617
Insurance policy erosion	4,447
Strategic restructuring adjusting items:
Discontinued operations loss contingency, net	40,431
Gain on disposal of terminals, net	(4,740)
Impairment of real estate and related intangible assets	9,790
Impairment of revenue equipment and related charges	17,604
Restructuring related separation and other	4,334
Abandonment of information technology infrastructure	1,048
Contract exit costs and other restructuring	695
Total pre-tax adjustments	$81,323

Our consolidated financial results are summarized as follows:

●	Total revenue was $838.6 million, compared with $885.4 million for 2019, and freight revenue (which excludes revenue from fuel surcharges) was $776.2 million, compared with $791.3 million for 2019;
●	Operating loss from continuing operations was $14.0 million, compared with operating income from continuing operations of $8.8 million for 2019;
●

Net loss was $42.7 million, or $2.46 per diluted share, compared with net income of $8.5 million, or $0.45 per diluted share, for 2019; Net loss from continuing operations was $14.1 million, or $0.81 per diluted share, for 2020 compared to $5.2 million net income from continuing operations or $0.28 per diluted share in 2019. Net loss from discontinued operations of $28.6 million, or $1.65 per diluted share, for 2020 compared to net income from discontinued operations of $3.3 million, or $0.18 per diluted share in 2019.

●	With available borrowing capacity of $65.3 million under our Credit Facility as of December 31, 2020, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $3.9 million of pre-tax earnings in 2020, compared to $7.0 million for 2019;
●	Since December 31, 2019, total indebtedness, net of cash, decreased by $202.1 million to $102.0 million; and
●	Stockholders' equity and tangible book value at December 31, 2020 were $290.6 million and $223.6 million, respectively.

COVID-19

During the second quarter, we increased our reserves for uncollectible accounts receivable by approximately $2.6 million as a result of the bankruptcy of one customer and the heightened risk we have on certain of our retail related customers as a result of COVID-19. There were no additional COVID-19 related reserves during the remainder of the year. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority.

To protect our customers, teammates, and communities, while we continue to operate we:

●

continue to execute our Infectious Disease Response Plan and Incident Management Crisis Response Protocols as the macro environment moves through the Response, Reopen and Recovery phases of the COVID-19 pandemic;

●	established a process for the reporting of COVID-19 symptoms, exposures and positive test results of teammates. This reporting process enables us to follow appropriate quarantine protocols and to communicate to our workforce in a timely and appropriate manner;
●	increased our communications with teammates through videos, virtual meetings and emails about safety protocols and CDC requirements and recommendations;
●	increased sanitation protocols to sanitize equipment and common areas multiple times per day in order to mitigate risk and exposure situations;
●	promoted hygiene practices recommended by the CDC, including social distancing requiring six or more feet between teammates where possible, and staggered work times;
●	implemented work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace many of our in-person meetings; and
●	developed a comprehensive Return to Office Program of Guidelines to manage a phased, measured approach and to prepare our higher density locations with safety modifications, signage and process changes to promote a safe work environment.

We believe we have sufficient liquidity to satisfy our cash needs, however we continue to evaluate and act, as necessary, to maintain sufficient liquidity to ensure our ability to operate during these unprecedented times. The extent to which COVID-19 could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain and will depend on future developments. We will continue to evaluate the nature and extent of the potential short-term and long-term impacts to our business.

Outlook

Going forward, our focus will be continued execution of our strategic plan, which consists of steadily and intentionally growing the percentage of our business generated by Dedicated, Managed Freight, and Warehousing segments, reducing unnecessary overhead, and improving our safety, service, and productivity. This will be a gradual process of diversifying our customer base with less seasonal and cyclical exposure, improving legacy contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas. The freight environment and our new business pipeline are both currently robust, which we believe will support our commercial plan. While this will take time, we believe our existing pipeline will produce ongoing sequential progress during 2021.

Going into 2021 we are facing cost increases from the end of our short term COVID-19 programs, increased wages, and higher insurance and claims expense. Effective January 4, 2021, we implemented the largest pay increase in the Company’s 35-year history for our Expedited driving force in an effort to increase our team count to targeted levels. In addition, we have replaced our $9.0 million in excess of $1.0 million layer of auto liability insurance with a new $7.0 million excess of $3.0 million policy that runs from January 28, 2021, through April 1, 2024. While the combination of the increased retention and premiums is forecasted to increase our insurance and claims cost, eliminating the gap in coverage created in the third quarter of 2020 that resulted in a self-insured retention of $10.0 million per claim has been a focus area to minimize forward looking volatility.

Taking into account the commercial and cost environment, we expect results for the first half of 2021 will significantly exceed the prior year’s adjusted results for the comparable period. Our comparative results for the second half and full year of 2021 will depend on factors such as our ability to reduce driver turnover, the number and significance of auto liability claims, and the outcome of contract negotiations with customers, many of which won’t see a full quarter impact until the third quarter of 2021. Over the longer term, we expect to be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2020	2019
Revenue:
Freight revenue	$776,218	$791,260
Fuel surcharge revenue	62,343	94,127
Total revenue	$838,561	$885,387

The decrease in freight revenue resulted from a $35.1 million and $23.3 million decrease in Dedicated and Expedited freight revenue, respectively, partially offset by a $39.0 million and a $4.4 million increase in revenues from our Managed Freight, and Warehousing reportable segments, respectively.

Our Expedited total revenue decreased $36.3 million, as freight revenue decreased $23.3 million and fuel surcharge revenue decreased $13.0 million. The decrease in 2020 Expedited revenue relates to a 205 (or 15.6%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 9.6% compared to 2019. The increase in average freight revenue per tractor per week is the result of an approximately 16.6% increase in average miles per tractor, partially offset by a 5.7%, or 11.1 cents per mile, decrease in average rate per total mile, when compared to 2019. Seated team driven tractors increased approximately 10.1% to an average of 836 teams in 2020 from 759 teams in 2019.

Our Dedicated total revenue decreased $53.8 million, as freight revenue decreased $35.1 million and fuel surcharge revenue decreased $18.7 million. The decrease in 2020 Dedicated freight revenue relates to a 166 (or 9.4%) average tractor decrease, primarily as a result of a shortage of drivers, and a decrease in average freight revenue per tractor per week of 3.3% compared to 2019. The decrease in average freight revenue per tractor per week is the result of 6.7% fewer miles per tractor partially offset by a 3.9%, or 7.1 cents per mile, increase in average rate per total mile. Our strategic plan for our Dedicated reportable segment involves reducing our business with less profitable customers while working to grow our relationships with customers that are more profitable. This approach has resulted in a reduction in revenue from 2019 to 2020, however, as more of that business is replaced, we expect to see improvements in revenue.

Managed Freight total revenue increased $39.0 million in 2020 compared to 2019 as the result of additional opportunities in the brokerage market as a result of COVID-19 and handling overflow freight from both our Expedited and Dedicated operations.

The $4.4 million increase in Warehousing revenue is primarily the result of new customer business that began operations during the third quarter of 2020.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2020	2019
Salaries, wages, and related expenses	$315,023	$320,498
% of total revenue	37.6%	36.2%
% of freight revenue	40.6%	40.5%

The change in salaries, wages, and related expenses is primarily due to a decrease in driver pay in 2020 as compared to 2019, as a result of an 8.5% decrease on total miles for the same period, as well as the temporary suspension of the 401(k) discretionary match in 2020, and a decrease in workers' compensation costs compared to 2019. These decreases were partially offset by an increase in non-driver pay compared to 2019 resulting from higher incentive pay costs as a result of achieving specified targets compared to 2019 when no such targets were achieved.

We believe salaries, wages, and related expenses will increase going forward as a result of higher incentive compensation, wage inflation, higher healthcare costs, reinstatement of the company 401(k) match, and, in certain periods, increased incentive compensation due to better performance. We believe higher average driver salary costs will be partially offset by fewer drivers as a result of our change in business model and our smaller fleet. In addition to the driver pay increases put into place during the fourth quarter of 2020 for our Dedicated reportable segment, in January 2021 we implemented the largest driver pay increase in our history. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2020	2019
Fuel expense	$77,443	$115,307
% of total revenue	9.2%	13.0%
% of freight revenue	10.0%	14.6%

The changes in total fuel expense are primarily related to lower fuel prices in 2020, and an 8.5% decrease in total miles.

We receive a fuel surcharge on our loaded miles from most shippers; however, in times of increasing fuel prices, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling. Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge. Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.51 per gallon lower in 2020 than 2019.

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

	Year ended December 31,
(dollars in thousands)	2020	2019
Total fuel surcharge	$62,343	$94,127
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	7,153	11,673
Company fuel surcharge revenue	$55,190	$82,454
Total fuel expense	$77,443	$115,307
Less: Company fuel surcharge revenue	55,190	82,454
Net fuel expense	$22,253	$32,853
% of freight revenue	2.9%	4.2%

Net fuel expense decreased $10.6 million, or 32.3%, for the year ended December 31, 2020 compared to 2019. As a percentage of freight revenue, net fuel expense decreased 1.3% for the year ended December 31, 2020, compared to 2019. These decreases primarily resulted from historically low fuel costs, partially offset by reduced fuel surcharge revenue, and a change in business mix that resulted in less idling and less temperature-controlled freight thus reducing reefer fuel expense. Additionally, $0.3 million and none were reclassified from accumulated other comprehensive loss to our results of operations for the years ended December 31, 2020 and 2019, respectively, as additional fuel expense related to net losses on fuel hedge contracts that expired. As of December 31, 2020, we have $0.2 million of remaining fuel hedge contracts classified as other assets in our consolidated balance sheet. These contracts will be reclassified into fuel expense as they mature. We did not have any fuel hedges in place during the same 2019 period.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2020	2019
Operations and maintenance	$48,368	$59,506
% of total revenue	5.8%	6.7%
% of freight revenue	6.2%	7.5%

The decrease in operations and maintenance expense was primarily related to the reduction in our tractors and the timing of the trade cycle for our tractors as compared to the same 2019 periods, as well as decreased maintenance and repair expense on our younger fleet of tractors, reduction in unloading charges and other costs associated with temperature-controlled freight due to a change in business mix, and a planned reduction in outside driver recruiting expense related to improved efficiency of advertising dollars.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2020	2019
Revenue equipment rentals and purchased transportation	$222,705	$204,655
% of total revenue	26.6%	23.1%
% of freight revenue	28.7%	25.9%

The increases in revenue equipment rentals and purchased transportation were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 12.5% for 2019 to 11.1% for 2020.

We expect revenue equipment rentals to decrease going forward as a result of the reduction in our tractor fleet.

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

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2020	2019
Operating taxes and licenses	$11,621	$13,024
% of total revenue	1.4%	1.5%
% of freight revenue	1.5%	1.6%

Operating taxes and licenses remained relatively flat in 2020 compared to 2019.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2020	2019
Insurance and claims	$53,052	$47,719
% of total revenue	6.3%	5.4%
% of freight revenue	6.8%	6.0%

Insurance and claims per mile cost increased to 17.5 cents per mile for 2020 from 14.3 cents per mile in 2019. The increases are primarily related to the erosion of our excess insurance coverage layer $9.0 million in excess of $1.0 million, as discussed below, an increase in overall cost per claim, and an increase in fixed premiums expenses, partially offset by a refund of $7.3 million of previously expensed premiums from our commutation of the April 10, 2015 through March 31, 2018 policy for our primary auto liability insurance.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period (April 1, 2018 to March 31, 2021), the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals. We have replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. Effective April 1, 2020, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.5 million per quarter, greater self-insured retention, and lower aggregate limits than prior coverage. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, in future periods, insurance and claims costs may be more volatile depending on our future accident experience, which could have a material adverse effect on our business, financial condition, and results of operations.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2020	2019
Communications and utilities	$5,898	$6,968
% of total revenue	0.7%	0.8%
% of freight revenue	0.8%	0.9%

Communications and utilities remained relatively flat in 2020 compared to 2019.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2020	2019
General supplies and expenses	$34,143	$30,089
% of total revenue	4.1%	3.4%
% of freight revenue	4.4%	3.8%

The increases in general supplies and expenses primarily relate to additional reserves put in place for potentially uncollectible accounts receivable, increased period over period legal fees incurred to defend class action litigation, and strategic planning and process improvement investments that are part of our organizational restructuring.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2020	2019
Depreciation and amortization	$65,472	$80,502
% of total revenue	7.8%	9.1%
% of freight revenue	8.4%	10.2%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation, consisting primarily of depreciation of revenue equipment, decreased $17.2 million in 2020 compared to 2019, to $60.4 million, primarily due to a reduction in the average number of tractors as we reduced our business with less profitable customers. Amortization of intangible assets increased $2.2 million in 2020 compared to 2019, to $5.1 million. This increase is a result of the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020 and the termination of the non-compete agreement with a former Landair executive as a result of management changes, a change in the branding of the organization, and the expected use of the Landair trade name.

We expect depreciation and amortization, including amortization of intangible assets, to more closely resemble the second half of 2020 going forward as the majority of our planned tractor fleet reductions were completed during the first half of 2020. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

(Gain) loss on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2020		2019
Gain on disposition of property and equipment, net	$(7,706)		$(1,650)
% of total revenue	(0.9%	)	(0.2%	)
% of freight revenue	(1.0%	)	(0.2%	)

The increases in gain on disposition of property and equipment, net are primarily the result of the $5.7 million gain in the second quarter of 2020 on the disposition of our Hutchins, TX terminal facility, which was sold as part of the Company's restructuring plan as well as gains on tractor disposals related to downsizing our tractor fleet during 2020.

Impairment of long-lived property, equipment, and right-of use assets

	Year ended December 31,
(dollars in thousands)	2020	2019
Impairment of long lived property and equipment	$26,569	$-
% of total revenue	3.2%	0.0%
% of freight revenue	3.4%	0.0%

During the second quarter of 2020, as part of our restructuring, we discontinued the use of a significant amount of property and equipment and adjusted the carrying value of the owned property and equipment to fair market value less estimated costs to sell. As a result, we recognized impairment of $16.8 million on revenue equipment, $7.3 million on our Texarkana, AR terminal, related leasehold improvements, and equipment, $2.2 million on an office facility in Chattanooga, TN held under an operating lease, and $0.2 million on a training and orientation facility in Chattanooga, TN.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2020	2019
Interest expense, net	$6,841	$8,218
% of total revenue	0.8%	0.9%
% of freight revenue	0.9%	1.0%

Interest expense, net remained relatively flat in 2020 compared to 2019.

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

Income from equity method investment

	Year ended December 31,
(in thousands)	2020	2019
Income from equity method investment	$3,944	$7,017

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2020, our earnings resulting from our investment in TEL decreased to $3.9 million. The decrease in 2020 as compared to 2019 is the result of the revenue impact associated with a customer bankruptcy during the fourth quarter of 2019. We expect the impact on our earnings resulting from our investment in TEL to return to prior year levels during 2021.

Income tax (benefit) expense

	Year ended December 31,
(dollars in thousands)	2020	2019
Income tax (benefit) expense	$(2,804)	$2,349
% of total revenue	(0.3%)	0.3%
% of freight revenue	(0.4%)	0.3%

These changes were primarily related to the decrease in operating income and the decrease in earnings on investment in TEL as described above, as well as a decrease in our effective tax rate.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2021 effective income tax rate to be approximately 26.9%.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing each as described under "Reportable Operating Segments and Service Offerings" in Part I, Item 1 of this Annual Report on Form 10-K.

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2020	2019
Revenues:
Expedited	$320,202	$356,521
Dedicated	288,652	342,473
Managed Freight	177,579	138,616
Warehousing	52,128	47,777
Total revenues	$838,561	$885,387

Operating (Loss) Income:
Expedited	$(7,038)	$(1,260)
Dedicated	(15,534)	1,188
Managed Freight	4,482	3,323
Warehousing	4,063	5,518
Total operating income	$(14,027)	$8,769

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

For discussion of the changes in segment revenue, see "Revenue" within "Results of Consolidated Operations" above.

Total operating loss was $14.0 million in 2020 compared to operating income of $8.8 million in 2019. In addition to the changes in revenue described above, the change in operating loss resulted from a $30.5 million and $37.1 million decrease in Expedited and Dedicated operating expenses, respectively, partially offset by a $37.8 million and $5.8 million increase in Managed Freight and Warehousing operating expenses, respectively.

The decrease in Dedicated and Expedited operating expenses was primarily due to a 15.6% and 9.4% average operating fleet reduction, respectively, partially offset, for Expedited, by higher variable costs associated with a greater concentration of team driven tractors in the Expedited fleet. The downsizing of our terminal network and short-term cost reductions also contributed to this reduction. These decreases were partially offset by $16.8 million and $15.4 million of restructuring costs incurred by Dedicated and Expedited, respectively, during 2020. See Note 3, "Restructuring and Cost Savings Initiatives" in the financial statements for one-time impairment and restructuring related costs that further contributed to the reduction of operating income for 2020.

The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation, partially offset by cost structure improvements that were implemented as part of our strategic plan.

The increase operating expenses for Warehousing was the result of the new customer business that began operations during 2020 as well as an increase in contract labor costs to compensate for employees quarantined as a result of COVID-19.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $14.4 million and $93.1 million at December 31, 2020 and 2019, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.9 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2020 and December 31, 2019 we had $110.4 million and $348.2 million in debt and lease obligations, respectively, consisting of the following:

●	$15.0 million and no outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note, respectively;

●	$17.8 million and $230.9 million in revenue equipment installment notes, respectively;

●	$22.7 million and $23.8 million in real estate notes, respectively;

●	$16.4 million and $33.3 million of the principal portion of financing lease obligations, respectively, and;

●	$38.5 million and $60.3 million of the operating lease obligations, respectively.

The decrease in our revenue equipment installment notes and financing lease obligations was primarily due to a strategic decision to reduce our debt and lease obligations during 2020. The decrease in operating lease obligations was primarily due to the termination of a property lease related to our Managed Freight segment and the amortization of the operating lease liability during 2020.

As of December 31, 2020, we had $15.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $65.3 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank ("Triumph") which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. See Note 1, "Summary of Significant Accounting Policies," of the accompanying consolidated financial statements for more information regarding our indemnification obligation to Triumph. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 8, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2020 totaled $28.2 million of proceeds as compared to $91.7 million of expenditures for the prior year. For 2021, we expect our average operational fleet size to remain relatively consistent with our ending 2020 count at around 2,500 tractors and we expect to reduce our trailer fleet from approximately 5,600 at December 31, 2020, to between 4,500 - 5,000 by December 31, 2021. Net gains on disposal of equipment and real estate for 2020 were $7.7 million compared to $1.7 million in 2019.

During the first half of 2020, in response to the uncertainty of the upcoming economic environment as a result of COVID-19 and as part of our strategic focus to reduce overhead costs, we took measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. During the second half of 2020, we paid down over $200.0 million of debt and lease obligations. If needed, we have other potential flexible sources of liquidity that we can leverage, such as currently unencumbered owned revenue equipment.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months.

Cash Flows

Net cash flows provided by operating activities remained relatively even at $63.0 million in 2020 compared with $64.0 million in 2019.

Net cash flows provided by investing activities were $138.0 million in 2020 compared with $93.0 million used in 2019. The change in net cash flows related to investing activities was primarily the result of the disposal of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment and the disposal of our Orlando and Hutchins properties during the 2020 period as well as timing of our trade cycle whereby we reduced our tractor fleet by approximately 560 tractors from December 31, 2019 to December 31, 2020.

Net cash flows used by financing activities were approximately $236.3 million in 2020, compared to $49.5 million provided in the 2019. The change in net cash flows provided by financing activities was primarily a function of paying down over $200.0 million of debt and lease obligations during the second half of 2020 and our stock repurchase program during the first quarter of 2020.

On February 10, 2020, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our Class A common stock from time-to-time based upon market conditions and other factors. The stock could be repurchased on the open market or in privately negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes as our Board of Directors may determine. On March 26, 2020, our Board of Directors temporarily suspended the stock repurchase program for added flexibility in response to the uncertain impact of the COVID-19 pandemic. Between February 10, 2020 and March 26, 2020, we repurchased 1.4 million shares of our Class A common stock in the open market for $17.5 million. There were no additional changes to the stock repurchase program during 2020.

Going forward, the disposition of our Factoring reportable segment is expected to improve our cash flows used by financing activities. However, on an ongoing basis, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, settlement of any indemnification of Triumph, and the extent of future income tax obligations and refunds.

Off-Balance Sheet Arrangements

We had commitments outstanding at December 31, 2020, to acquire revenue equipment totaling approximately $34.8 million in 2021 versus commitments at December 31, 2019 of approximately $68.4 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2020 and 2019:

(dollars in thousands)	For the twelve months ended December 31,
	2020
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$838,561	$320,202	$288,652	$177,579	$52,128
Total operating expenses	852,588	327,240	304,186	173,097	48,065
Operating (loss) income	$(14,027)	$(7,038)	$(15,534)	$4,482	$4,063
Operating ratio	101.7%	102.2%	105.4%	97.5%	92.2%

(dollars in thousands)	For the twelve months ended December 31,
	2020
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$838,561	$320,202	$288,652	$177,579	$52,128
Fuel surcharge revenue	(62,343)	(28,731)	(33,149)	-	(463)
Freight revenue (total revenue, excluding fuel surcharge)	776,218	291,471	255,503	177,579	51,665

Total operating expenses	852,588	327,240	304,186	173,097	48,065
Adjusted for:
Fuel surcharge revenue	(62,343)	(28,731)	(33,149)	-	(463)
Amortization of intangibles (1)	(5,097)	-	(2,778)	(633)	(1,686)
Bad debt expense associated with customer bankruptcy and high credit risk customers	(2,617)	(972)	(867)	(778)	-
Insurance policy erosion and premium reinstatement expense	(4,447)	(2,627)	(1,820)	-	-
Strategic restructuring adjusting items:
Gain on sale of terminal	4,740	2,505	2,235	-	-
Impairment of real estate and related tangible assets	(9,790)	(3,991)	(3,563)	(2,236)	-
Impairment of revenue equipment and related charges	(17,604)	(8,046)	(9,558)	-	-
Restructuring related severance and other	(4,334)	(2,290)	(2,044)	-	-
Abandonment of information technology infrastructure	(1,048)	(554)	(494)	-	-
Contract exit costs and other restructuring	(695)	(367)	(328)	-	-
Adjusted operating expenses	749,353	282,167	251,820	169,450	45,916
Adjusted operating income (loss)	$26,865	$9,304	$3,683	$8,129	$5,749
Adjusted operating ratio	96.5%	96.8%	98.6%	95.4%	88.9%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	For the twelve months ended December 31,
	2019
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$885,387	$356,521	$342,473	$138,616	$47,777
Total operating expenses	876,618	357,619	341,447	135,293	42,259
Operating (loss) income	$8,769	$(1,098)	$1,026	$3,323	$5,518
Operating ratio	99.0%	100.3%	99.7%	97.6%	88.5%

(dollars in thousands)	For the twelve months ended December 31,
	2019
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$885,387	$356,521	$342,473	$138,616	$47,777
Fuel surcharge revenue	(94,127)	(41,682)	(51,871)	-	(574)
Freight revenue (total revenue, excluding fuel surcharge)	791,260	314,839	290,602	138,616	47,203

Total operating expenses	876,618	357,619	341,447	135,293	42,259
Adjusted for:
Fuel surcharge revenue	(94,127)	(41,682)	(51,871)	-	(574)
Amortization of intangibles (1)	(2,924)	-	(1,516)	(232)	(1,176)
Adjusted operating expenses	779,567	315,937	288,060	135,061	40,509
Adjusted operating income (loss)	$11,693	$(1,098)	$2,542	$3,555	$6,694
Adjusted operating ratio	98.5%	100.3%	99.1%	97.4%	85.8%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values that range from 10% to 35% of cost, depending on the operating segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different operating segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) goodwill and (ii) intangible assets with finite lives subject to amortization.

We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The fair value of our reporting units is based on a blend of estimated discounted cash flows and publicly traded company multiples. The results of these models are then weighted and combined into a single estimate of fair value for our reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisitions are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.

We completed our annual goodwill impairment test as of October 1, 2020, for each of our reporting units. The impairment tests indicated no impairment.

We test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

Self-Insurance Accruals

We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require, among other things, judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.

Self-insured liabilities represent management's best estimate of our ultimate obligations.

Accounting for Income Taxes

Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2019 and 2020 after significant decreases in both 2018 and 2017. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2020. Less than one percent of our revenue in Canada and Mexico in 2019, respectively. In 2019, as part of our strategic plan to improve profitability, we discontinued our services within Mexico and Canada. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

SEASONALITY

During 2019 and 2020, though not to the same extent as in the past, we experienced marked increases in business and profitability during the fourth quarter holiday season, due to our team drivers and customer base. After this surge, revenue generally decreases as customers reduce shipments following the holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. The duration of what is considered peak season has shortened over the last few years and now is approximately a five-week period beginning the week of Thanksgiving and ending on Christmas Eve, and we have seen our customers’ networks adjust accordingly. If this trend continues, our ability to take advantage of this surge in business and our fourth quarter profitability could be negatively affected.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ULSD. Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. As of December 31, 2020, we have $0.2 million of remaining fuel hedge contracts classified as other assets in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $5.8 million. This sensitivity analysis considers that we expect to purchase approximately 42.3 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 80.5% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2020).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2020 and 2019, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive loss into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive loss into our results of operations during the next twelve months due to interest rate changes, are immaterial. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $110.4 million of debt including operating and finance leases, we had $31.5 million of variable rate debt outstanding at December 31, 2020, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $23.8 million was hedged with the interest rate swap agreement noted above at 4.2% and certain of our equipment notes totaling $7.7 million were hedged at a weighted average interest rate of 2.9%. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2020 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2020 and 2019, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2020, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2020, and for the year ended December 31, 2020, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2019, and for each of the years in the two year period ended December 31, 2019, are set forth at pages 52 through 54 elsewhere in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

The Company's internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Nominating and Corporate Governance Committee”, "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee" and "Corporate Governance – Delinquent Section 16(a) Reports" in our Proxy Statement for the 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

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

The following table provides certain information, as of December 31, 2020, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,366,125	(1)	-	1,785,014
Equity compensation plans not approved by security holders	-		-	-
Total	1,366,125		-	1,785,014

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

We incorporate by reference the information set forth under the sections entitled "Corporate Governance – The Board of Directors and Its Committees - Board of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Relationships with Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" in the Proxy Statement.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements	52
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	53
		Consolidated Balance Sheets	55
		Consolidated Statements of Operations	56
		Consolidated Statements of Comprehensive Income	57
		Consolidated Statements of Stockholders' Equity	58
		Consolidated Statements of Cash Flows	59
		Notes to Consolidated Financial Statements	60

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.
		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
2.1		Accounts Receivable Purchase Agreement by and between Covenant Transport Solutions, LLC and Advance Business Capital LLC, dated as of July 8, 2020 (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, filed November 3, 2020)
3.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
3.2		Fifth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed July 2, 2020)
4.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
4.2		Fifth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed July 2, 2020)
4.3	#	Description of the Registrant's Securities
10.1	*

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

10.17

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

10.18

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

10.19

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

10.20

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

10.21

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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23	#	Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A.
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.28	#*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended
10.29	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.30	*	Separation Agreement between Richard Cribbs and Transport Management Services, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 3, 2020)
10.31		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.32		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	#	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: March 5, 2021	By:	/s/ M. Paul Bunn
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 5, 2021
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ M. Paul Bunn	March 5, 2021
M. Paul Bunn
Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)

/s/ James S. Grant	March 5, 2021
James S. Grant
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 5, 2021
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	March 5, 2021
Rachel Parker-Hatchett
Director

/s/ Robert E. Bosworth	March 5, 2021
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	March 5, 2021
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	March 5, 2021
W. Miller Welborn
Director

/s/ D. Michael Kramer	March 5, 2021
D. Michael Kramer
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Covenant Logistics Group, Inc. (a Nevada holding company) (and subsidiaries) (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended  December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a  separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Auto Liability Self-Insurance Reserves

As described further in Note 1 to the consolidated financial statements, the Company has significant self-insured amounts related to its auto liability and has exposure to fluctuations in the number and severity of claims and to variations between estimated and actual ultimate payouts. The Company records a liability for the uninsured portion of pending claims and claims related expenses, including legal and other direct costs associated with the claim, based on estimates made by management. Estimates require judgment concerning the nature and severity of the claim, historical trends, and other relevant information based on specific facts and circumstances for individual claims.  We identified the estimation of the Company’s auto liability accrual subject to self-insured insurance retention amounts as a critical audit matter. Incurred auto claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date, based on the assumption that historical claim patterns are an accurate representation of future claim development.

The principal considerations for assessing auto liability claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

●

We tested the design and operating effectiveness of key controls over the accrued auto liability, including, but not limited to, controls to validate that claims were reported and recorded accurately and controls related to the review and approval of initial claim reserves, subsequent changes to claim reserves, and projected claim liabilities.

●

We tested a sample of underlying claims through analysis of accident reports and insurance and legal records to validate information utilized by management in determining the accrual was complete and accurate.

●	We reconciled claims data to the actuarial software used to determine loss development factors and tested management’s estimation methodology.
●	We utilized a specialist in evaluating management’s calculated loss development factors to test that the factors provide a reasonable basis for determining estimated loss reserves.
●	We performed a retrospective review of prior year and current year reserves to validate that changes in estimated losses were appropriate and supported by current year claim development.

/s/ Grant Thornton LLP

We have served as the Company's auditor since 2020.

Atlanta, Georgia

March 5, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Atlanta, Georgia
March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Covenant Logistics Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Covenant Logistics Group, Inc. (and subsidiaries) (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02 Leases, and subsequently issued additional ASU's amending this ASU (collectively ASC 842, Leases).

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

/s/ KPMG LLP

We served as the Company’s auditor from 2001 to 2019.

Nashville, Tennessee

March 9, 2020 except as to Notes 1 (Segment Realignment), 2 and 15, which is as of March 5, 2021

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019
(In thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,407	$43,591
Accounts receivable, net of allowance of $2,992 in 2020 and $1,440 in 2019	91,295	81,207
Drivers' advances and other receivables, net of allowance of $764 in 2020 and $692 in 2019	13,624	8,507
Inventory and supplies	3,119	4,210
Prepaid expenses	11,924	11,705
Assets held for sale	15,007	12,010
Income taxes receivable	4,155	5,403
Other short-term assets	265	1,132
Current assets from discontinued operations	-	86,620
Total current assets	147,796	254,385

Property and equipment, at cost	541,276	725,383
Less: accumulated depreciation and amortization	(149,824)	(208,180)
Net property and equipment	391,452	517,203

Goodwill	42,518	42,518
Other intangibles, net	24,518	29,615
Other assets	60,897	37,919
Noncurrent assets from discontinued operations	9,535	-

Total assets	$676,716	$881,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,215	$592
Accounts payable	31,695	19,500
Accrued expenses	38,538	31,840
Current maturities of long-term debt	7,577	54,377
Current portion of finance lease obligations	5,687	7,258
Current portion of operating lease obligations	16,989	19,460
Current portion of insurance and claims accrual	30,221	21,800
Other short-term liabilities	643	185
Current liabilities of discontinued operations, net	816	6,245
Total current liabilities	133,381	161,257

Long-term debt	47,888	200,177
Long-term portion of finance lease obligations	10,756	26,010
Long-term portion of operating lease obligations	21,474	40,882
Insurance and claims accrual	44,077	20,295
Deferred income taxes	74,553	80,330
Other long-term liabilities	9,794	2,578
Other long-term liabilities of discontinued operations	44,151	-
Total liabilities	386,074	531,529
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,183,139 shares issued and 14,784,214 outstanding as of December 31, 2020; and 40,000,000 authorized; 16,165,145 shares issued and outstanding as of December 31, 2019	173	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	143,438	141,885
Treasury stock at cost; 1,398,925 and no shares as of December 31, 2020 and 2019, respectively	(17,067)	-
Accumulated other comprehensive loss	(2,251)	(1,014)
Retained earnings	166,325	209,043
Total stockholders' equity	290,642	350,111
Total liabilities and stockholders' equity	$676,716	$881,640

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(In thousands, except per share data)

	2020	2019	2018
Revenues
Freight revenue	$776,218	$791,260	$774,691
Fuel surcharge revenue	62,343	94,127	105,726
Total revenue	$838,561	$885,387	$880,417

Operating expenses:
Salaries, wages, and related expenses	315,023	320,498	303,441
Fuel expense	77,443	115,307	121,264
Operations and maintenance	48,368	59,506	55,505
Revenue equipment rentals and purchased transportation	222,705	204,655	183,645
Operating taxes and licenses	11,621	13,024	11,831
Insurance and claims	53,052	47,719	43,328
Communications and utilities	5,898	6,968	7,059
General supplies and expenses	34,143	30,089	22,787
Depreciation and amortization	65,472	80,502	75,843
(Gain) loss on disposition of property and equipment, net	(7,706)	(1,650)	298
Impairment of long lived property, equipment, and right-of-use assets	26,569	-	-
Total operating expenses	852,588	876,618	825,001
Operating (loss) income	(14,027)	8,769	55,416
Interest expense, net	6,841	8,218	7,344
Income from equity method investment	(3,944)	(7,017)	(7,732)
(Loss) income from continuing operations	(16,924)	7,568	55,804
Income tax (benefit) expense	(2,804)	2,349	14,944
(Loss) income from continuing operations	(14,120)	5,219	40,860
(Loss) income from discontinued operations, net of tax	(28,598)	3,258	1,643
Net (loss) income	$(42,718)	$8,477	$42,503

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.81)	$0.28	$2.23
(Loss) income from discontinued operations	$(1.65)	$0.18	$0.09
Net (loss) income	$(2.46)	$0.46	$2.32
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.81)	$0.28	$2.21
(Loss) income from discontinued operations	$(1.65)	$0.17	$0.09
Net (loss) income	$(2.46)	$0.45	$2.30
Basic weighted average shares outstanding	17,358	18,435	18,340
Diluted weighted average shares outstanding	17,358	18,635	18,469

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018

Net (loss) income	$(42,718)	$8,477	$42,503

Other comprehensive (loss):

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $548, $437, and $377 in 2020, 2019 and 2018, respectively	(1,898)	(1,278)	993

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of ($189), ($5), and $408 in 2020, 2019 and 2018, respectively	655	15	(1,076)

Unrealized holding loss on investments classified as available-for-sale	6	45	(6)
Total other comprehensive (loss)	(1,237)	(1,218)	(89)

Comprehensive (loss) income	$(43,955)	$7,259	$42,414

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2017	$171	$24	$137,242	$-	$293	$157,471	$295,201
Net income	-	-	-	-	-	42,503	42,503
Effect of adoption of ASU 2014-09	-	-	-	-	-	592	592
Other comprehensive loss	-	-	-	-	(89)	-	(89)
Stock-based employee compensation expense	-	-	4,802	-	-	-	4,802
Issuance of restricted shares, net	-	-	133	-	-	-	133
Balances at December 31, 2018	$171	$24	$142,177	$-	$204	$200,566	$343,142
Net income	-	-	-	-	-	8,477	8,477
Other comprehensive loss	-	-	-	-	(1,218)	-	(1,218)
Stock-based employee compensation expense	-	-	819	-	-	-	819
Issuance of restricted shares, net	2	-	(1,111)	-	-	-	(1,109)
Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net loss	-	-	-	-	-	(42,718)	(42,718)
Share repurchase	-	-	-	(17,486)	-	-	(17,486)
Other comprehensive loss	-	-	-	-	(1,237)	-	(1,237)
Stock-based employee compensation expense	-	-	2,270	419	-	-	2,689
Issuance of restricted shares, net	-	-	(717)	-	-	-	(717)
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(42,718)	$8,477	$42,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	3,134	255	507
Deferral (reversal) of gain on sales to equity method investee, net	14	(7)	(189)
Depreciation and amortization	65,480	80,529	75,859
Impairment of property and equipment	26,569	-	-
Amortization of deferred financing fees	154	147	148
Deferred income tax (benefit) expense	(15,092)	3,454	13,840
Income tax benefit (expense) arising from restricted share vesting and stock options exercised	167	(105)	(44)
Stock-based compensation expense	2,270	819	5,177
Equity in income of affiliate	(3,944)	(7,017)	(7,732)
Return on investment in affiliated company	1,470	1,225	1,960
(Gain) loss on disposition of property and equipment	(7,677)	(2,829)	298
Loss on disposition of reportable segment	40,431	-	-
Return on investment in available-for-sale securities	(25)	13	(13)
Changes in operating assets and liabilities:
Receivables and advances	(60,849)	(6,706)	(27,199)
Prepaid expenses and other assets	531	487	(2,127)
Inventory and supplies	1,091	(143)	168
Insurance and claims accrual	32,203	945	2,412
Accounts payable and accrued expenses	19,831	(15,513)	19,232
Net cash flows provided by operating activities	63,040	64,031	124,800

Cash flows from investing activities:
Acquisition of Landair Holdings, Inc., net of cash acquired	-	-	(105,946)
Redemption (purchase) of available-for-sale securities	1,442	(1,365)	(1,496)
Acquisition of property and equipment	(94,049)	(138,273)	(75,142)
Proceeds from disposition of reportable segment	108,375	-	-
Proceeds from disposition of property and equipment	122,278	46,609	61,687
Net cash flows provided (used in) investing activities	138,046	(93,029)	(120,897)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	839	(1,265)	1,857
Proceeds from issuance of notes payable	75,591	107,251	100,811
Repayments of notes payable	(289,834)	(44,278)	(89,569)
Repayments of capital lease obligations	(20,083)	(7,225)	(3,883)
Proceeds under revolving credit facility	1,341,678	1,734,338	1,598,213
Repayments under revolving credit facility	(1,326,678)	(1,738,249)	(1,603,309)
Payment of minimum tax withholdings on stock compensation	(297)	(1,110)	(242)
Debt refinancing costs	-	-	(10)
Common stock repurchased	(17,486)	-	-
Net cash flows (used in) provided by financing activities	(236,270)	49,462	3,868

Net change in cash and cash equivalents	(35,184)	20,464	7,771

Cash and cash equivalents at beginning of year	43,591	23,127	15,356
Cash and cash equivalents at end of year	$8,407	$43,591	$23,127

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$7,365	$11,026	$8,568
Income taxes	$870	$752	$(5,388)
Non-cash transactions during the year for:
Equipment purchased under finance leases	$3,258	$-	$19,638
Contingent liabilities	$44,151	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019, and 2018

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On July 1, 2020, the stockholders of Covenant Transportation Group, Inc. approved the amendment to the organization’s Articles of Incorporation to change the Company’s name to Covenant Logistics Group, Inc. All references herein reflect the change of name to Covenant Logistics Group, Inc.

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Star Transportation, LLC, a Tennessee limited liability company, each d/b/a Covenant Transport Services and Covenant Logistics; Southern Refrigerated Transport, LLC, an Arkansas limited liability company; Covenant Transport Solutions, LLC, a Nevada limited liability company; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Heritage Insurance, Inc., a Tennessee corporation; Landair Holdings, Inc., a Tennessee corporation; Landair Transport, Inc., a Tennessee corporation; Landair Logistics, Inc., a Tennessee corporation; Landair Leasing, Inc., a Tennessee corporation; and Transport Management Services, LLC, a Tennessee limited liability company.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Logistics Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Realignment

In 2020, we made a number of changes to our organizational structure in an effort to streamline our business in a manner that we believe will allow us to significantly lower our fixed costs, pay down debt and produce consistent acceptable margins. These changes impacted the Company’s reportable operating segments but did not impact the Company’s Consolidated Financial Statements. We have recast prior year information to conform to the realignment. Under this revised reporting structure, we have four reportable operating segments, which include:

●	Non-dedicated truckload services ("Expedited"), which services customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows.
●

Dedicated contract truckload services (“Dedicated”), which consists of our truckload business that involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.

●

Managed Freight services, which consists of our brokerage and transportation management services ("TMS") and provides logistics capacity by outsourcing the carriage of customers' freight to third parties, as well as, comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●	Warehousing services (“Warehousing”), provides day-to-day warehouse management services to customers who have chosen to outsource this function.

The following table summarizes our revenue by our four reportable operating segment, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Expedited	$320,202	$356,521	$469,308
Dedicated	288,652	342,473	257,739
Managed Freight	177,579	138,616	129,790
Warehousing	52,128	47,777	23,580
Total revenues	$838,561	$885,387	$880,417

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2020 and 2019.

Risks and Uncertainties

We are continuing to monitor the progression of the COVID-19 pandemic, further government response, and development of treatments and vaccines and their potential effect on our short-term and long-term financial position, results of operations, cash flows and liquidity. These events could have an impact in future periods on certain estimates used in the preparation of our 2020 financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority, as such, we've put certain measures into place, including remote work arrangements, enforced social distancing and increased sanitation protocols, among others. Should the pandemic continue for an extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the current policy period ( April 1, 2018 to March 31, 2021), the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals. We have replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. Effective April 1, 2020, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.5 million per quarter, greater self-insured retention, and lower aggregate limits than prior coverage. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

On July 8, 2020, we sold a portfolio of accounts receivable, contract rights, and associated assets consisting of approximately $103.3 million in net funds employed (the “Portfolio”) previously held by Transport Financial Services ("TFS"), a division of Covenant Transport Solutions, LLC, an indirect wholly owned subsidiary of the Company, to a subsidiary of Triumph Bancorp, Inc. ("Triumph") for approximately $122.3 million, consisting of $108.4 million in cash and $13.9 million in Triumph stock, plus an earn-out opportunity of up to $9.9 million. After the transaction closed, the Company and Triumph became involved in a dispute over the nature of approximately $66.0 million of the assets included in the Portfolio. The dispute was resolved on September 23, 2020 with an amendment of the purchase agreement and related funding arrangements that reduced the purchase price of the Portfolio to approximately $108.4 million, representing the cash amount received by us at closing. Additionally, the earnout opportunity was terminated and we were required to sell, and subsequently sold, the Triumph stock we received at closing for $28.1 million and remitted the proceeds to Triumph upon settlement.

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, that were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million. The amended purchase agreement resulted in a gain on the sale of the Portfolio of $3.7 million, net of related expenses. During the fourth quarter of 2020, the Company recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the amended purchase agreement.

To date no indemnification obligations have been required to be funded and the Company and Triumph are cooperating to manage the covered accounts and assist the clients with, among other things, operational improvements in an attempt to minimize losses on the covered accounts.

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Expedited and Dedicated reportable segments are recognized proportionally as the transportation service is performed based on the percentage of miles completed as of the period end. Revenue is recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised service. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Managed Freight reportable segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Revenue for the Warehousing reportable segment is generally recognized as the service is performed, based upon a weekly rate.

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for doubtful accounts. We recognized in-process revenue of $1.2 million, $0.8 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. We had accounts receivable, net of allowance for doubtful accounts, of $91.3 million, $81.2 million, and $97.5 million at December 31, 2020, 2019, and 2018, respectively.

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

Accounts Receivable and Concentration of Credit Risk

We extend credit to our customers in the normal course of business, which are generally due within 30-45 days of the services performed. We perform ongoing credit evaluations and generally do not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely.

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2020, 2019, and 2018, our top ten customers generated 48%, 45%, and 49% of total revenue, respectively. In 2020, 2019, and 2018 one customer accounted for more than 10% of our consolidated revenue in each year. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 38 days and 33 days in 2020 and 2019, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for doubtful accounts for 2020, 2019, and 2018:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2020	$1,440	$3,011	$(1,459)	$2,992

2019	$1,577	$141	$(278)	$1,440

2018	$1,258	$182	$137	$1,577

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

Change in Estimates

The Company reviews the estimated useful lives and salvage values of its assets on an ongoing basis, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the second quarter of 2020, the Company adjusted the useful lives of certain intangible finite-lived assets, including the Landair trade name and non-compete agreement, and certain revenue equipment held under operating leases as the result of management changes, a change in the branding of the organization, and the forward looking use of these assets. These changes are being treated as a change in accounting estimate, which during the twelve months ended December 31, 2020, resulted in an increase in depreciation and amortization expense of approximately $3.2 million, or a $2.5 million, or $0.14, per diluted share decrease to net income.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 10% to 35% of their cost. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. Amortization of assets under finance and operating leases are included in depreciation and amortization expense and revenue and equipment rentals and purchased transportation, respectively.

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. We recognized an impairment of $26.6 million during the twelve months ended December 31, 2020. See Note 3, "Cost Savings and Restructuring" for additional discussion around the impairment.

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

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their remaining useful lives, ranging from 3 to 15 years.

Impairment of Long-Lived Assets

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset less its disposal cost to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate.

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2020, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●

auto liability - the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals at December 31, 2020 and we replaced such layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024

●	workers' compensation - $1.3 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability could be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.0 and $0.3 million at December 31, 2020 and 2019, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $7.4 million and $0.0 million as other short-term assets and a corresponding accrual in the short-term portion of insurance and claims accruals and $24.4 million and $2.1 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2020 and 2019, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy included a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Additionally, our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, was commuted, resulting in a premium release of $7.3 million. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at December 31, 2020. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2020 and 2018 and approximately $0.1 million in 2019, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2020, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, certain investments intended to serve the purposes of capital preservation and to fund insurance losses are designated as available-for-sale and are valued based on quoted prices in active markets. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Lease Accounting

At the commencement date of a new lease agreement with contractual terms longer than twelve months, we recognize an asset and a lease liability on the balance sheet and categorize the lease as either finance or operating. Certain lease agreements have lease and non-lease components, and we have elected to account for these components separately.

Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the term of the lease. When the rate implicit in the lease is readily determinable, this rate is used for calculating the present value of remaining lease payments; otherwise, our incremental borrowing rate is used. The incremental borrowing rate represents an estimate of the interest rate we would incur at the lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. Right-of-use assets also include prepaid lease expenses and initial direct costs of executing the leases, which are reduced by landlord incentives. Options to extend or terminate a lease agreement are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Right-of-use assets are tested for impairment in the same manner as long-lived assets.

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

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 195,000; 200,000; and 129,000 shares issuable upon conversion of unvested restricted shares for the years ended  December 31, 2020, 2019, and 2018, respectively. Of such shares, 195,000 unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the year ended December 31, 2020. There were approximately 70,000; 0; and 0 shares issuable upon conversion of unvested employee stock options for the years ended  December 31, 2020, 2019, and 2018, respectively. Of such options, 70,000 unvested options have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related options would be anti-dilutive for the year ended December 31, 2020. Income per share is the same for both Class A and Class B shares.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2020	2019	2018
Numerators:
(Loss) income from continuing operations	$(14,120)	$5,219	$40,860
(Loss) income from discontinued operations	(28,598)	3,258	1,643
Net (loss) income	$(42,718)	$8,477	$42,503
Denominator:

Denominator for basic income per share – weighted-average shares	17,358	18,435	18,340
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	-	200	129
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	17,358	18,635	18,469

Basic (loss) income per share:
Income (loss) from continuing operations	$(0.81)	$0.28	$2.23
(Loss) income from discontinued operations	$(1.65)	$0.18	$0.09
Net (loss) income per basic share	$(2.46)	$0.46	$2.32
Diluted (loss) income per share:
Income (loss) from continuing operations	$(0.81)	$0.28	$2.21
(Loss) income from discontinued operations	$(1.65)	$0.17	$0.09
Diluted income per share	$(2.46)	$0.45	$2.30

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based and market-based awards vest contingent upon meeting certain performance or market criteria, respectively, established by the Compensation Committee of the Board of Directors. All awards require future service. For performance-based awards, determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance-based awards and requires judgment, including forecasting future financial results. The estimates are revised periodically based on the probability and timing of achieving the required performance and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, the requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, the evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

As of June 30, 2020, our previously identified Factoring reportable segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

We have reflected the former Factoring reportable segment as discontinued operations in the consolidated statements of operations for all periods presented. Prior periods have been adjusted to confirm to the current presentation.

The following table summarizes the results of our discontinued operations for the twelve months ended December 31, 2020, 2019, and 2018:

(in thousands)	Twelve months ended December 31,
	2020	2019	2018
Total revenue	$5,397	$9,140	$5,038
Operating expenses	1,149	1,876	1,467
Gain on disposal	(3,720)	-	-
Loss contingency	44,151	-	-
Operating (loss) income	(36,183)	7,264	3,571
Interest expense	1,950	2,892	1,363
(Loss) income before income taxes	(38,133)	4,372	2,208
Income tax (benefit) expense	(9,535)	1,114	565
Net (loss) income from discontinued operations, net of tax	$(28,598)	$3,258	$1,643

As of December 31, 2020, we had a contingent liability due to Triumph recorded in other long-term liabilities from discontinued operations on our consolidated balance sheet of $44.2 million. Based on the terms of the amended purchase agreement, as described in Note 1, we estimate our possible indemnification exposure to be from $44.2 million to $45.0 million.

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the company's weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Current assets:
Accounts receivable, net of allowance of $0 in 2020 and $408 in 2019	$-	$86,620
Current assets of discontinued operations	-	86,620
Noncurrent deferred tax asset	9,535	-
Noncurrent assets from discontinued operations	9,535	-
Total assets from discontinued operations	$9,535	$86,620

Current liabilities:
Accounts payable	$816	$6,245
Current liabilities of discontinued operations	816	6,245
Contingent liabilities	44,151	-
Total liabilities	$44,967	$6,245

The net cash flows for operating activities related to discontinued operations provided $11.7 million and used $28.1 million and $17.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were $108.4 million investing and no financing cash flows related to discontinued operations for the year ended December 31, 2020 and no investing or financing cash flows related to discontinued operations for the same 2019 and 2018 periods.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2018:

(in thousands)	Twelve months ended December 31,
	2020	2019	2018
Total revenue	$838,561	$885,387	$880,417
(Loss) income from continuing operations	(14,120)	5,219	40,860
(Loss) income per basic share from continuing operations	$(0.81)	$0.28	$2.23
(Loss) income per diluted share from continuing operations	$(0.81)	$0.28	$2.21

Refer to Note 1, "Significant Accounting Policies" of the accompanying consolidated financial statements for further information about the amended TFS purchase agreement.

3.	RESTRUCTURING AND COST SAVINGS INITIATIVES

Since the first quarter of 2020, we made significant changes to our operational business units, overhead structure and branding strategy in an effort to streamline our business in a manner that we believe will allow us to significantly lower our fixed costs, pay down debt and produce consistent acceptable margins. These changes include (i) a reduction in our fleet of tractors and refrigerated trailers, which have historically produced unacceptable or unprofitable operating income, (ii) reallocation of our operating fleet toward our more profitable expedited, dedicated and irregular route operations, (iii) the sale of our Hutchins, Texas terminal and discontinued use of our Texarkana, Arkansas terminal, (iv) changes to key management and reductions to headcount, (v) the closure and early termination of our leased office space in Chattanooga, Tennessee that our brokerage group occupied, (vi) the installation of new operational processes allowing us to abandon or discontinue the use of a number of peripheral information technology infrastructure and applications and (vii) a change in our branding strategy to focus on one company name, phasing out the use of the Landair trade name.

Although the significant majority of restructuring and cost savings initiatives were completed in the second quarter of 2020, we incurred additional costs in the third and fourth quarters of 2020 as we continued to optimize our fleet profile and management team.

In the second quarter of 2020 we discontinued the use of a significant amount of property and equipment, including assets owned and held under operating leases. We adjusted the carrying value of the owned property and equipment down to fair market value less estimated costs of disposal and classified them as available held for sale as of June 30, 2020. We expect to sell all the assets within the next twelve months. We terminated the lease agreement on a leased office facility in Chattanooga, TN during the second quarter of 2020 and recognized the related loss on the termination of the right of use asset and the abandonment of leasehold improvements within the impairment of property and equipment line item of the consolidated statements of operations. The following table provides a summary of the asset groups impaired, amount of the impairment and a description of the valuation technique used to determine fair value. We believe that these impairment activities are substantially complete. Accordingly, we incurred no additional charges during the third and fourth quarters of 2020 and do not expect to incur additional charges in connection with this activity. There were no such charges in 2019 or 2018.

(in thousands)	Twelve months ended December 31,
Description	2020	Segment(s) Impacted	Value Determination
Revenue equipment	$16,779	Expedited and Dedicated	Third Party Market Appraisal
Terminal facility, leasehold improvements, and equipment, Texarkana, AR	7,319	Expedited and Dedicated	Third Party Market Appraisal
Leased office facility, Chattanooga, TN	2,236	Managed Freight	Loss on ROU Asset and Leasehold Improvements
Training and orientation center, Chattanooga, TN	235	Expedited and Dedicated	Quoted Market Price
Impairment of right-of use asset, long lived properties, and equipment	$26,569

Other restructuring related gains and charges incurred during the twelve months ended December 31, 2020 are summarized in the table below. Unless noted below, we believe that these other restructuring related gains and charges are substantially complete. Accordingly, we do not expect to incur additional charges in connection with this activity. There were no such activities in 2019 or 2018.

(in thousands)	Twelve months ended December 31,
Description	2020	Segment(s) Impacted
Gain on disposal of terminals, net	$(4,740)	Expedited and Dedicated
Restructuring related separation and other	4,334	Expedited, Dedicated, and Managed Freight
Abandonment of information technology infrastructure	1,048	Expedited and Dedicated
Change in useful life/abandonment of intangible assets	1,331	Dedicated, Managed Freight, and Warehousing
Abandonment of revenue equipment held under operating leases	825	Expedited and Dedicated
Contract exit costs and restructuring related costs and professional fees	695	Expedited and Dedicated
Total restructuring	$3,493

4.	STOCK-BASED COMPENSATION

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2020, 1,785,014 of the 4,200,000 shares noted above were available for award under the amended Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 500,000 shares of our Class A common stock or $4,000,000. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.8 million, $0.4 million, and $4.8 million in 2020, 2019, and 2018, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.4 million in 2020, 2019, and 2018, respectively. All the stock compensation expense recorded in 2020, 2019, and 2018 relates to restricted shares granted, other than less than $0.1 million in 2020, as no options were granted during 2019 or 2018. Associated with stock compensation expense was $0.2 million, $0.1 million, and $0.3 million of income tax expense in 2020, 2019, and 2018, respectively, related to the exercise of restricted share vesting as no stock options were eligible to vest during those years.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 20,570, 62,255, and 11,052 Class A common stock shares, which were withheld at weighted average per share prices of $14.65, $17.75, and $21.89, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2020, 2019, and 2018, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million, $1.1 million, and $0.8 million in 2020, 2019, and 2018, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2020, 2019, and 2018:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2017	587	$18.14

Granted	153	$30.32
Vested	(35)	$25.97
Forfeited	(30)	$27.58
Unvested at December 31, 2018	675	$20.08

Granted	351	$15.42
Vested	(191)	$19.22
Forfeited	(48)	$19.33
Unvested at December 31, 2019	787	$18.25

Granted	119	$13.43
Vested	(65)	$23.82
Forfeited	(196)	$20.05
Unvested at December 31, 2020	645	$16.25

The unvested shares at  December 31, 2020 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 192,472 of these awards vest solely based on continued service, in varying increments between 2021 and 2026. Performance based awards account for 397,499 of the unvested shares at December 31, 2020, for which we have not recognized any compensation cost as vesting is not probable. Market based awards account for 55,000 of the unvested shares at December 31, 2020 and have no unrecognized compensation cost as the cost has been fully recognized based on the market targets having been achieved for the year ended December 31, 2020.

The fair value of restricted share awards that vested in 2020, 2019, and 2018 was approximately $0.9 million, $3.4 million, and $0.7 million, respectively. As of December 31, 2020, we had approximately $1.9 million of unrecognized compensation expense related to 192,472 service-based shares, which is probable to be recognized over a weighted average period of approximately 30 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied. Forfeitures are recognized as they're incurred.

There were no outstanding options at December 31, 2019 or 2018. The following table summarizes our stock option activity for the fiscal year ended December 31, 2020:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2019	-	$-	-	$-

Options granted	721	$15.77
Options exercised	-	$-
Options forfeited	-	$-
Outstanding at December 31, 2020	721	$15.77	9.8 years	$(692)

Exercisable at December 31, 2020	-	$-	-	$-

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2020 and 2019 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2020	2019
Revenue equipment	3 - 10	$435,865	$588,828
Communications equipment	5 - 10	5,492	6,189
Land and improvements	0 - 15	16,602	23,398
Buildings and leasehold improvements	7 - 40	57,308	75,471
Construction in-progress	-	695	400
Other	2 - 10	25,314	31,097
		$541,276	$725,383

Depreciation expense was $60.4 million, $77.6 million, and $74.4 million, in 2020, 2019, and 2018, respectively. This depreciation expense excludes net gains on the sale of property and equipment totaling $7.7 million and $1.7 million in 2020 and 2019, respectively, and net losses of $0.3 million in 2018.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2020 and 2019, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $50.2 million and $55.0 million and accumulated amortization of $20.8 million and $21.0 million at December 31, 2020 and 2019, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $4.1 million, $5.5 million, and $5.4 million during 2020, 2019, and 2018, respectively. See Note 9. Leases for additional information about our finance and operating leases.

6.	GOODWILL, OTHER INTANGIBLES, AND OTHER ASSETS

On July 3, 2018, we acquired 100% of the outstanding stock of Landair Holdings, Inc., a Tennessee corporation ("Landair"). Landair is a dedicated and for-hire truckload carrier, as well as a supplier of transportation management, warehousing, and inventory management services. Landair's results have been included in the consolidated financial statements since the date of acquisition. The Company's only goodwill and other intangible assets are a result of the Landair acquisition. Landair's trucking operations' results are reported within our Dedicated reportable segment, while Landair's logistics operations' results are reported within our Managed Freight and Warehousing reportable segments.

As a result of management compensation structure changes and a change in the branding strategy of the organization, the Company revised the estimated remaining useful life of the Landair trade name to 15 months as of  June 30, 2020. At the end of its useful life, the Landair trade name will have a residual value of $0.5 million. The non-compete agreement with a former Landair executive was terminated during the second quarter of 2020. These changes resulted in additional amortization of $1.3 million during the year ended December 31, 2020, or a $1.0 million, or $0.06 per diluted share, decrease in net income. The remaining useful lives as adjusted are included in the summary of other intangible assets below.

A summary of indefinite-lived goodwill, by reportable operating segment as of  December 31, 2020 and 2019 is as follows:

(in thousands)	December 31, 2020	December 31, 2019
	Gross/net goodwill	Gross/net goodwill
Dedicated	$15,320	$15,320
Managed Freight	5,448	5,448
Warehousing	21,750	21,750
Total goodwill	$42,518	$42,518

A summary of other intangible assets, by reportable operating segment as of  December 31, 2020 and 2019 is as follows:

(in thousands)	December 31, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(1,204)	$1,198
Managed Freight	999	(501)	498
Warehousing	999	(501)	498
Total trade name	4,400	(2,206)	2,194	9
Non-Compete agreement:
Dedicated	914	(914)	-
Managed Freight	130	(130)	-
Warehousing	356	(356)	-
Total non-compete agreement	1,400	(1,400)	-	-
Customer relationships:
Dedicated	14,072	(2,931)	11,141
Managed Freight	1,692	(354)	1,338
Warehousing	12,436	(2,591)	9,845
Total customer relationships:	28,200	(5,876)	22,324	114
Total other intangible assets	$34,000	$(9,482)	$24,518

(in thousands)	December 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(240)	$2,162
Managed Freight	999	(100)	899
Warehousing	999	(100)	899
Total trade name	4,400	(440)	3,960	162
Non-Compete agreement:
Dedicated	914	(274)	640
Managed Freight	130	(39)	91
Warehousing	356	(107)	249
Total non-compete agreement	1,400	(420)	980	42
Customer relationships:
Dedicated	14,072	(1,759)	12,313
Managed Freight	1,692	(213)	1,479
Warehousing	12,436	(1,554)	10,883
Total customer relationships	28,200	(3,525)	24,675	126
Total other intangible assets	$34,000	$(4,385)	$29,615

The above finite-lived intangible assets have a weighted average remaining life of 105 months and 128 months as of  December 31, 2020 and 2019, respectively as a result of the change in estimated useful life as discussed above. Amortization expense was $5.1 million, $2.9 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2021	$4,044
2022	2,350
2023	2,350
2024	2,350
2025	2,350
Thereafter	10,574

A summary of other assets as of December 31, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Investment in TEL	$34,365	$31,906
Other long-term receivables	24,378	2,140
Other assets, net	2,154	3,873
Total other assets, net	$60,897	$37,919

Other long-term receivables represents amounts recorded as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2020. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

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

7.	LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $14.4 million and $93.1 million at December 31, 2020 and 2019, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2020, we had $15.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $65.3 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

During the first half of 2020, in response to the uncertainty of the upcoming economic environment as a result of COVID-19 and as part of our strategic focus to reduce overhead costs, we took measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. During 2020 we have paid down more than $200.0 million of debt and lease obligations. If needed, we have other potential flexible sources of liquidity that we can leverage such as unencumbered owned revenue equipment.

8.	DEBT

Current and long-term debt consisted of the following at December 31, 2020 and 2019:

(in thousands)	December 31, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$15,000	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 2.0% at December 31, 2020, and 3.7% December 31, 2019, due in monthly installments with final maturities at various dates ranging from January 2021 to January 2024, secured by related revenue equipment	6,437	11,358	53,431	177,514
Real estate notes; interest rate of 1.9% at December 31, 2020 and 3.3% at December 31, 2019 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,140	21,530	1,093	22,670
Deferred loan costs	-	-	(147)	(7)
Total debt	7,577	47,888	54,377	200,177
Principal portion of finance lease obligations, secured by related revenue equipment	5,687	10,756	7,258	26,010
Principal portion of operating lease obligations, secured by related equipment	16,989	21,474	19,460	40,882
Total debt and finance lease obligations	$30,253	$80,118	$81,095	$267,069

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million (increased from $95.0 million by the Eighteenth Amendment), minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% (increased from 85% by the Eighteenth Amendment) of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% (increased from 95% by the Eighteenth Amendment) of the net book value of eligible revenue equipment, (c) 40.9% (increased from 35% by the Eighteenth Amendment) of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) following the Eighteenth Amendment, $45.0 million, plus (iii) the lesser of (a) $10.4 million (as of the date of the Eighteenth Amendment) or (b) 80% (increased from 75% by the Eighteenth Amendment) of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. We had $15.0 million borrowings outstanding under the Credit Facility as of December 31, 2020, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $65.3 million. Based on availability as of December 31, 2020 and 2019, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2021 to  January 2024. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $14.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2021, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In April 2020, in an effort to improve our liquidity during the COVID-19 pandemic, we executed a modification to certain of our revenue equipment installment notes, exercising an option to make interest only payments for a period of 90 days, extending the due date of $177.3 million of debt by three months. Subsequently, we paid down more than $200.0 million of debt and lease obligations, including the debt we had extended the due date on.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. For the second quarter ended June 30, 2020, we obtained a waiver from the third-party lender for a financial covenant that we did not comply with. Absent the waiver we would have been in default under our covenants. During the third quarter ended September 30, 2020, there was an amendment to the calculation of the covenant and we were in compliance with the calculation as stated in the amendment. We expect to be in compliance with our debt covenants for the next 12 months.

As of December 31, 2020, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2021	$7,577
2022	8,085
2023	5,703
2024	1,294
2025	16,350
Thereafter	16,456

9.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2020 terminate in  January 2021 through  November 2024 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended  December 31, 2020 and 2019 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2019

Finance lease cost:
Amortization of right-of-use assets	$4,080	$5,469
Interest on lease liabilities	1,003	1,107
Operating lease cost	21,212	24,393
Variable lease cost	414	326

Total lease cost	$26,709	$31,295

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,003	$7,226
Operating cash flows from operating leases	$24,325	$24,393
Financing cash flows from finance leases	$20,083	$1,107
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,229	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,730	$37,080
Weighted-average remaining lease term—finance leases	1.8 years	2.9 years
Weighted-average remaining lease term—operating leases	2.3 years	3.4 years
Weighted-average discount rate—finance leases	2.3%	3.0%
Weighted-average discount rate—operating leases	5.3%	5.2%

During the year ended December 31, 2020, we recognized $2.2 million of impairment expense related to a leased office facility in Chattanooga, TN held under an operating lease and approximately $0.8 million of additional revenue equipment and purchased transportation expense related to the abandonment of revenue equipment held under an operating lease. At  December 31, 2020 and 2019, right-of-use assets of $37.4 million and $58.8 million for operating leases, respectively, and $29.4 million and $35.6 million (for finance leases are included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2020, summarized as follows by lease category:

(in thousands)	Operating	Finance
2021	$18,543	$6,324
2022	15,523	6,884
2023	6,762	3,616
2024	28	-
2025	9	-
Thereafter	-	-
Total minimum lease payments	$40,865	$16,824
Less: amount representing interest	2,402	(381)
Present value of minimum lease payments	38,463	16,443
Less: current portion	(16,989)	(5,687)
Lease obligations, long-term	$21,474	$10,756

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2020	2019	2018
Revenue equipment rentals	$22,505	$20,989	$14,682
Building and lot rentals	2,982	2,898	1339
Other equipment rentals	478	506	881
Total rental expense	$25,965	$24,393	$16,902

10.	INCOME TAXES

Income tax (benefit) expense for the years ended December 31, 2020, 2019, and 2018 is comprised of:

(in thousands)	2020	2019	2018
Federal, current	$63	$(2,040)	$(437)
Federal, deferred	(2,391)	3,976	14,117
State, current	2,349	828	1,284
State, deferred	(2,825)	(415)	(20)
Income tax (benefit) expense	$(2,804)	$2,349	$14,944

Income tax (benefit) expense for the years ended December 31, 2020, 2019, and 2018 is summarized below:

(in thousands)	2020	2019	2018
Computed "expected" income tax expense	$(3,554)	$1,642	$11,745
State income taxes, net of federal income tax effect	(227)	(600)	2,484
831(b) election	(123)	(393)	(200)
Per diem allowances	1,028	1,450	1,446
Tax contingency accruals	65	601	(57)
Valuation allowance, net	(139)	321	0
Tax credits	(403)	(377)	(968)
Excess tax benefits on share-based compensation	129	105	50
Change in prior year estimates	288	(420)	0
Other, net	132	20	444
Income tax (benefit) expense	$(2,804)	$2,349	$14,944

The amount of income tax (benefit) expense allocated to discontinued operations for TFS is $9.5 million, $1.1 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2020, 2019, and 2018, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Deferred tax assets:
Insurance and claims	$10,970	$10,269
Net operating loss carryovers	7,759	25,849
Tax credits	11,395	10,942
Leased liability	9,969	15,668
Finance lease obligation	3,848	8,483
State bonus	4,860	6,576
Other	4,917	2,160
Valuation allowance	(242)	(385)
Total deferred tax assets	53,476	79,562

Deferred tax liabilities:
Property and equipment	(78,682)	(97,066)
Investment in partnership	(31,585)	(36,669)
ROU Asset- leases	(9,697)	(15,280)
Other	(4,353)	(7,462)
Sec. 481(a) - finance leases	(588)	(449)
Prepaid expenses	(3,124)	(2,966)
Total deferred tax liabilities	(128,029)	(159,892)

Net deferred tax liability	$(74,553)	$(80,330)

The net deferred tax liability of $65.0 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by tax credit carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at December 31, 2020 of approximately $0.3 million related to certain state net operating loss carry forwards. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2020, we had a $1.0 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2019, we had a $0.9 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.1 million. Interest and penalties recognized for uncertain tax positions provided for no expense in 2020, a $0.8 million benefit in 2019, and a $0.1 million expense in 2018.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Balance as of January 1,	$823	$1,796	$1,924
Increases related to prior year tax positions	-	2,969	4
Decreases related to prior year positions	-	-	(9)
Increases related to current year tax positions	98	287	-
Decreases related to settlements with taxing authorities	-	(4,200)	-
Decreases related to lapsing of statute of limitations	(34)	(29)	(123)
Balance as of December 31,	$887	$823	$1,796

If recognized, approximately $0.9 million of unrecognized tax benefits would impact our effective tax rate as of both December 31, 2020 and 2019. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2015 through 2019 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal net operating loss ("NOL") of $101.9 million is expected to be substantially consumed in the current year. The remaining $3.9 million will carryforward indefinitely. Our $3.1 million of charitable contributions are all expected to be converted to NOL carryover in the current year, thereby extending their benefit indefinitely and increasing the indefinite NOL carryforward to $7.0 million. In addition to our federal net operating losses and charitable contributions, we also have $10.9 million of federal tax credits available to offset future federal taxable income which will begin to expire in 2030.

Our state net operating loss carryforwards and state tax credits of $92.2 million and $0.5 million, respectively expire beginning in 2022 and 2028 based on jurisdiction.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions for refundable payroll tax credits, deferral for employer-side social-security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company considered the impacts of the legislation in the 2020 financial statements, noting that some items are continuing to be assessed through preparation of the 2020 income tax returns.

11.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL’s majority owners would have received the option to purchase our ownership in TEL. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There are no third party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the years ended December 31, 2020, 2019, and 2018 we sold tractors and trailers to TEL for $2.1 million, none, and less than $0.1 million, respectively, and received $6.6 million, $9.4 million, and $8.2 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. Equipment purchased from TEL totaled $0.0 million, $10.5 million, and $1.8 million in 2020, 2019, and 2018, respectively. Additionally, we paid $0.6 million, $0.6 million, and $0.9 million to TEL for leases of revenue equipment in 2020, 2019, and 2018, respectively. We recorded net deferred gains of less than $0.1 million for the year ended  December 31, 2020 and reversed previously deferred gains of less than $0.1 million for the same year ended and 2019, representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party. Deferred gains totaling $0.2 million at December 31, 2020 and 2019, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $3.9 million in 2020, $7.0 million in 2019, and $7.7 million in 2018. We received an equity distribution from TEL for $1.5 million, $1.3 million, and $2.0 million in 2020, 2019 and 2018, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable from TEL and investment in TEL as of  December 31, 2020 and 2019, are as follows:

		2020	2019
Description:	Balance Sheet Line Item:
Accounts receivable from TEL	Driver advances and other receivables	$661	1,251
Investment in TEL	Other assets	$34,365	$31,906

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf. Our investment in TEL is comprised of $4.9 million cash investment and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above and the abovementioned deferred gains on sales of equipment to TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2020	2019
Current Assets	$27,167	$28,577
Non-current Assets	283,913	346,014
Current Liabilities	66,495	85,751
Non-current Liabilities	183,393	232,992
Total Equity	$61,192	$55,848

(in thousands)	As of the years ended December 31,
	2020	2019	2018
Revenue	$95,016	$110,298	$108,801
Cost of Sales	11,617	20,404	37,307
Operating Expenses	64,581	65,058	47,281
Operating Income	18,818	24,836	24,213
Net Income	$8,344	$13,403	$16,496

12.	DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $0.7 million in 2020, $1.9 million in 2019, and $1.7 million in 2018 to the profit sharing and savings plan. The discretionary employer contributions were temporarily suspended during the first half of 2020 in light of the uncertain impact of COVID-19 on the Company's operations.

13.	RELATED PARTY TRANSACTIONS

During the fourth quarter of 2020, we purchased a shop facility in Greeneville, TN, from WLC Properties which is owned, in part, by our Co-President and Chief Operating Officer. Other than the Greeneville, TN shop purchase and the transactions associated with TEL, there are no other material related party transactions. See Note 11 for discussions of the related party transactions associated with TEL.

14.	COMMITMENTS AND CONTINGENT LIABILITIES

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  December 31, 2020.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of December 31, 2020.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including our subsidiary, Covenant Transport, Inc., on April 23, 2020. The lawsuit claims that the named co-defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of December 31, 2020.

We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. Refer to Note 1, "Significant Accounting Policies" of the accompanying consolidated financial statements for information about our insurance program.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statement.

We had $29.7 million and $35.2 million of outstanding and undrawn letters of credit as of December 31, 2020 and 2019, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

We had commitments outstanding at December 31, 2020, to acquire revenue equipment totaling approximately $34.8 million in 2021 versus commitments at December 31, 2019 of approximately $68.4 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

15.	SEGMENT INFORMATION

Until the second quarter of 2020, we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring. As discussed in Note 2, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020. As of September 30, 2020, the segment formerly known as Highway Services is now reflected as Expedited, given the change in business mix surrounding the exit of the majority of the solo-refrigerated business in the second quarter of 2020. In addition, given management changes and growth, we have reported Warehousing as a separate reportable segment from Managed Freight. We believe the updated reportable segments reflect our service offerings, strategic directions, and how management, including our chief operating decision maker, monitors our performance.

Our four reportable segments are:

●

Expedited: The Expedited reportable operating segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: The Dedicated segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. Many of our Dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards.

●

Managed Freight: The Managed Freight segment includes our brokerage and transport management services ("TMS"). Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

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

The following table summarizes our segment information for 2020, 2019, and 2018:

(in thousands)
Year Ended December 31, 2020	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$320,202	$288,652	$177,579	$52,128	$838,561
Intersegment revenue	11,630	-	-	-	11,630
Operating (loss) income	(7,038)	(15,534)	4,482	4,063	(14,027)
Depreciation and amortization	31,969	29,610	829	3,064	65,472

Year Ended December 31, 2019	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$356,521	$342,473	$138,616	$47,777	$885,387
Intersegment revenue	10,302	-	-	-	10,302
Operating income	(1,260)	1,188	3,323	5,518	8,769
Depreciation and amortization	39,371	38,716	418	1,997	80,502

Year Ended December 31, 2018	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$469,308	$257,739	$129,790	$23,580	$880,417
Intersegment revenue	7,298	-	-	-	7,298
Operating income	32,693	12,699	7,150	2,874	55,416
Depreciation and amortization	44,564	30,604	286	389	75,843

(in thousands)	For the years ended December 31,
	2020	2019	2018
Total external revenues for reportable segments	$838,561	$885,387	$880,417
Intersegment revenues for reportable segments	11,630	10,302	7,298
Elimination of intersegment revenues	(11,630)	(10,302)	(7,298)
Total consolidated revenues	$838,561	$885,387	$880,417

Balance sheet data by reportable segment is not maintained by the Company.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands except per share amounts)
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Quarters ended	2020	2020	2020	2020 (1)

Total revenue	$210,813	$191,689	$210,830	$225,229
Operating (loss) income	(1,454)	(28,950)	6,811	9,566
(Loss) income from continuing operations	(4,087)	(30,504)	6,052	11,615
Income (loss) from discontinued operations, net of tax	871	825	2,788	(33,082)
Net (loss) income	(2,213)	(22,343)	7,501	(25,663)
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.17)	$(1.36)	$0.28	$0.43
Income (loss) from discontinued operations	$0.05	$0.05	$0.16	$(1.93)
Net (loss) income	$(0.12)	$(1.31)	$0.44	$(1.50)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.17)	$(1.36)	$0.27	$0.43
Income (loss) from discontinued operations	$0.05	$0.05	$0.16	$(1.93)
Net (loss) income	$(0.12)	$(1.31)	$0.43	$(1.50)

(in thousands except per share amounts)
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Quarters ended	2019	2019	2019	2019 (1)

Total revenue	$217,333	$217,040	$220,459	$230,555
Operating income (loss)	3,946	7,030	(3,870)	1,663
Income (loss) from continuing operations	3,758	5,245	(4,042)	258
Income from discontinued operations, net of tax	675	826	853	904
Net income (loss)	4,433	6,071	(3,189)	1,162
Basic income (loss) per share:
Income (loss) from continuing operations	$0.20	$0.28	$(0.22)	$0.01
Income from discontinued operations	$0.04	$0.04	$0.05	$0.05
Net income (loss)	$0.24	$0.33	$(0.17)	$0.06
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.20	$0.28	$(0.22)	$0.01
Income from discontinued operations	$0.04	$0.04	$0.05	$0.05
Net income (loss)	$0.24	$0.33	$(0.17)	$0.06

17.	SUBSEQUENT EVENTS

On January 6, 2021 the Company sold its terminal location in Allentown, PA, which resulted in an approximately $1.0 million gain on disposal.

On January 25, 2021, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $40 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market or in privately negotiated transactions. The repurchased shares will be held as treasury stock and may be used for general corporate purposes as the Board may determine. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and the Company may suspend or terminate the program at any time without prior notice. As of March 2, 2021, 362,988 shares had been repurchased.

Effective January 28, 2021, we have purchased an auto-liability insurance policy that covers the $7.0 million in excess of $3.0 million layer.