Form 10-K/A
period 2020-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2021-04-06
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Covenant Logistics Group, Inc. (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K filed on March 5, 2021 for the fiscal year ended December 31, 2020 (the “Original 10-K”) to provide an amended report of KPMG LLP (KPMG), its previous independent registered public accounting firm, that includes a statement inadvertently omitted from the previously filed version that confirms KPMG did not audit the financial statements of Transport Enterprise Leasing, LLC (“TEL”) in 2019. In addition, this Amendment No. 1 includes as exhibits: (i) the TEL financial statements as of and for the years ended December 31, 2019 and 2018 and for the year ended December 31, 2017, (ii) consents of Coulter & Justus, P.C. related to the TEL financial statements, (iii) a new consent of KPMG, and (iv) in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, and the signature page. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Original 10-K.

This Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2020 and 2019, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2020, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2020, and for the year ended December 31, 2020, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2019, and for each of the years in the two year period ended December 31, 2019, are set forth at pages 7 through 34 elsewhere in this report.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements	7
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	8
		Consolidated Balance Sheets	10
		Consolidated Statements of Operations	11
		Consolidated Statements of Comprehensive Income	12
		Consolidated Statements of Stockholders' Equity	13
		Consolidated Statements of Cash Flows	14
		Notes to Consolidated Financial Statements	15

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23	#	Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A.
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.28	#*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended
10.29	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.30	*	Separation Agreement between Richard Cribbs and Transport Management Services, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 3, 2020)
10.31		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.32		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	##	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.3	##	Consent of Independent Registered Public Accounting Firm – Coulter & Justus, P.C.
23.4	##	Consent of Independent Auditor – Coulter & Justus, P.C.
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Principal Financial Officer
32.1	###	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	###	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by M. Paul Bunn, the Company's Chief Financial Officer
99		Financial Statements of Transport Enterprise Leasing, LLC. (Incorporated by reference to Exhibit 99 to the Company's Form 10-K, filed March 9, 2020)
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed as an exhibit to the Original 10-K.
##	Filed herewith.
###	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: April 6, 2021	By:	/s/ M. Paul Bunn
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Covenant Logistics Group, Inc. (and subsidiaries) (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statement of Transport Enterprise Leasing, LLC (a 49% percent owned investee company). The Company's investment in Transport Enterprise Leasing, LLC was $31.9 million as of December 31, 2019, and its equity in earnings of Transport Enterprise Leasing, LLC was $7.0 million for the year ended December 31, 2019. The financial statement of Transport Enterprise Leasing, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Transport Enterprise Leasing, LLC, is based solely on the report of the other auditors.

Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02 Leases, and subsequently issued additional ASU's amending this ASU (collectively ASC 842, Leases).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2001 to 2020.

Nashville, Tennessee

March 9, 2020 except for Notes 1 (Segment Realignment), 2, and 15, as to which the date is March 5, 2021

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