Form 10-Q
period 2021-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2021-05-10
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 4, 2021).

Class A Common Stock, $.01 par value: 14,402,012 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$8,407
Accounts receivable, net of allowance of $3,361 in 2021 and $2,992 in 2020	102,736	91,295
Drivers' advances and other receivables, net of allowance of $558 in 2021 and $764 in 2020	7,122	13,624
Inventory and supplies	3,471	3,119
Prepaid expenses	13,074	11,924
Assets held for sale	9,457	15,007
Income taxes receivable	3,747	4,155
Other short-term assets	-	265
Total current assets	144,397	147,796

Property and equipment, at cost	526,135	541,276
Less: accumulated depreciation and amortization	(155,623)	(149,824)
Net property and equipment	370,512	391,452

Goodwill	42,518	42,518
Other intangibles, net	23,366	24,518
Other assets, net	65,844	60,897
Noncurrent assets of discontinued operations	1,275	9,535

Total assets	$647,912	$676,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$783	$1,215
Accounts payable	32,421	31,695
Accrued expenses	38,646	38,538
Current maturities of long-term debt	6,065	7,577
Current portion of finance lease obligations	6,147	5,687
Current portion of operating lease obligations	16,844	16,989
Current portion of insurance and claims accrual	21,770	30,221
Other short-term liabilities	633	643
Current liabilities of discontinued operations	816	816
Total current liabilities	124,125	133,381

Long-term debt	71,803	47,888
Long-term portion of finance lease obligations	9,663	10,756
Long-term portion of operating lease obligations	17,532	21,474
Insurance and claims accrual	43,789	44,077
Deferred income taxes	71,193	74,553
Other long-term liabilities	8,050	9,794
Long-term liabilities of discontinued operations	5,100	44,151
Total liabilities	351,255	386,074
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,211,918 shares issued and 14,413,492 outstanding as of March 31, 2021; and 16,183,139 shares issued and 14,784,214 outstanding as of December 31, 2020	173	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	144,874	143,438
Treasury stock at cost; 1,798,426 and 1,398,925 shares as of March 31, 2021 and December 31, 2020, respectively	(24,560)	(17,067)
Accumulated other comprehensive (loss) income	(1,319)	(2,251)
Retained earnings	177,465	166,325
Total stockholders' equity	296,657	290,642
Total liabilities and stockholders' equity	$647,912	$676,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2021 and 2020

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2021	2020
Revenues
Freight revenue	$200,688	$189,581
Fuel surcharge revenue	20,201	21,232
Total revenue	$220,889	$210,813

Operating expenses:
Salaries, wages, and related expenses	82,586	82,463
Fuel expense	22,822	25,265
Operations and maintenance	14,719	12,825
Revenue equipment rentals and purchased transportation	57,236	46,062
Operating taxes and licenses	2,585	3,454
Insurance and claims	7,838	15,611
Communications and utilities	1,247	1,569
General supplies and expenses	8,183	8,359
Depreciation and amortization	14,087	18,183
Gain on disposition of property and equipment, net	(923)	(1,524)
Total operating expenses	210,380	212,267
Operating income (loss)	10,509	(1,454)
Interest expense, net	743	1,899
(Income) Loss from equity method investment	(2,960)	735
Income (Loss) before income taxes	12,726	(4,088)
Income tax expense (benefit)	4,145	(1,004)
Income (loss) from continuing operations, net of tax	8,581	(3,084)
Income from discontinued operations, net of tax	2,559	871
Net income (loss)	$11,140	$(2,213)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.51	$(0.17)
Income from discontinued operations	0.15	0.05
Net income (loss) (1)	$0.66	$(0.12)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.50	$(0.17)
Income from discontinued operations	0.15	0.05
Net income (loss) (1)	$0.65	$(0.12)
Basic weighted average shares outstanding	16,954	18,088
Diluted weighted average shares outstanding	17,086	18,088

(1) Sum of the individual amounts may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE three months ended March 31, 2021 and 2020

(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$11,140	$(2,213)

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($392) in 2021 and $820 in 2020, respectively	1,145	(2,391)

Reclassification of cash flow hedge (gains) losses into statement of operations, net of tax of $51 in 2021 and ($14) in 2020, respectively	(150)	41

Reclassification of gains on sale of investments classified as available-for-sale	(63)	-
Total other comprehensive income (loss)	932	(2,350)

Comprehensive income (loss)	$12,072	$(4,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2021 and 2020

(Unaudited and in thousands)

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net loss	-	-	-	-	-	11,140	11,140
Other comprehensive income	-	-	-	-	932	-	932
Share repurchase	-	-	-	(8,118)	-	-	(8,118)
Stock-based employee compensation expense	-	-	2,594	-	-	-	2,594
Issuance of restricted shares, net	-	-	(1,158)	625	-	-	(533)
Balances at March 31, 2021	$173	$24	$144,874	$(24,560)	$(1,319)	$177,465	$296,657

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity
Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net income	-	-	-	-	-	(2,213)	(2,213)
Other comprehensive loss	-	-	-	-	(2,350)	-	(2,350)
Share repurchase	-	-	-	(17,515)	-	-	(17,515)
Stock-based employee compensation expense	-	-	466	-	-	-	466
Issuance of restricted shares, net	-	-	(6)	-	-	-	(6)
Balances at March 31, 2020	$173	$24	$142,345	$(17,515)	$(3,364)	$206,830	$328,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2021 and 2020

(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,140	$(2,213)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for losses on accounts receivable	402	320
Reversal (deferral) of gain on sales to equity method investee	45	(2)
Depreciation and amortization	14,087	18,187
Amortization of deferred financing fees	-	37
Deferred income tax expense (benefit)	4,735	(904)
Income tax (expense) benefit arising from restricted share vesting and stock options exercised	(120)	9
Stock-based compensation expense	2,594	466
(Income) Loss from equity method investment	(2,960)	735
Gain on disposition of property and equipment	(923)	(1,524)
Gain on reversal of contingent loss of discontinued operations	(3,412)	-
Gain on investment in available-for-sale securities	(63)	-
Changes in operating assets and liabilities:
Receivables and advances	(6,917)	(48,218)
Prepaid expenses and other assets	(1,064)	3,802
Inventory and supplies	(352)	398
Insurance and claims accrual	(8,739)	22,805
Accounts payable and accrued expenses	1,163	2,586
Net cash flows provided (used) by operating activities	9,616	(3,516)

Cash flows from investing activities:
Purchase of available-for-sale securities	(33)	245
Acquisition of property and equipment	(3,907)	(35,240)
Proceeds from disposition of property and equipment	13,871	18,497
Net cash flows provided (used) by investing activities	9,931	(16,498)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(646)	(111)
Proceeds from issuance of notes payable	-	29,746
Repayments of notes payable	(8,713)	(18,993)
Repayments of finance lease obligations	(633)	(1,305)
Proceeds under revolving credit facility	216,128	411,981
Repayments under revolving credit facility	(220,651)	(387,719)
Payment of minimum tax withholdings on stock compensation	(531)	(6)
Common stock repurchased	(8,118)	(17,515)
Net cash flows (used) provided by financing activities	(23,164)	16,078

Net change in cash and cash equivalents	(3,617)	(3,936)

Cash and cash equivalents at beginning of period	8,407	43,591
Cash and cash equivalents at end of period	$4,790	$39,655

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Risks and Uncertainties

On July 8, 2020, we sold a portfolio of accounts receivable, contract rights, and associated assets consisting of approximately $103.3 million in net funds employed (the “Portfolio”) previously held by Transport Financial Services ("TFS"), a division of Covenant Transport Solutions, LLC, an indirect wholly owned subsidiary of the Company, to a subsidiary of Triumph Bancorp, Inc. ("Triumph") for approximately $122.3 million, consisting of $108.4 million in cash and $13.9 million in Triumph stock, plus an earn-out opportunity of up to $9.9 million. After the transaction closed, the Company and Triumph became involved in a dispute over the nature of approximately $66.0 million of the assets included in the Portfolio. The dispute was resolved on September 23, 2020 with an amendment of the purchase agreement and related funding arrangements that reduced the purchase price of the Portfolio to approximately $108.4 million, representing the cash amount received by us at closing. Additionally, the earnout opportunity was terminated and we are required to sell the Triumph stock we received at closing and will deliver the net proceeds to Triumph. In October 2020, we sold the Triumph stock acquired as part of the amended purchase agreement for $28.1 million and remitted the proceeds to Triumph upon settlement. The amended purchase agreement resulted in a gain on the sale of the Portfolio of $3.7 million, net of related expenses.

The amended purchase agreement specifically identified approximately $62.0 million accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million (the “TFS Settlement”). During the fourth quarter of 2020, we recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the TFS Settlement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 10% to 35% of their cost, depending on the operating segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

Recent Accounting Pronouncements

Accounting Standards adopted

In December 2019, FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. We adopted this standard effective January 1, 2021. The adoption of this standard had no impact on our consolidated financial statements and related disclosures.

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

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 132,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2021. Such shares were not included in the computation of diluted (loss) income per share for the same prior year period as the inclusion would have been anti-dilutive due to the net loss. There were 721,000 and no outstanding stock options at March 31, 2021 and March 31, 2020, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income (loss) per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2021	2020
Numerators:
Income (loss) from continuing operations	$8,581	$(3,084)
Income from discontinued operations	2,559	871
Net income (loss)	$11,140	$(2,213)
Denominator:
Denominator for basic income (loss) per share – weighted-average shares	16,954	18,088
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	132	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	$17,086	$18,088

Basic income (loss) per share:
Income (loss) from continuing operations	$0.51	$(0.17)
Income from discontinued operations	0.15	0.05
Net income (loss) (1)	$0.66	$(0.12)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.50	$(0.17)
Income from discontinued operations	0.15	0.05
Net income (loss) (1)	$0.65	$(0.12)

(1) Sum of the individual amounts may not add due to rounding.

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	March 31, 2021	December 31, 2020 (1)
Net Fair Value of Derivative	$(1,827)	$(3,106)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	(1,827)	(3,106)
Significant Unobservable Inputs (Level 3)	-	-

(1) Includes derivative assets of $122 at December 31, 2020.

Available-for-sale securities	March 31, 2021	December 31, 2020
Fair Value of Securities	$1,541	$1,310
Quoted Prices in Active Markets (Level 1)	1,541	1,310
Significant Other Observable Inputs (Level 2)	-	-
Significant Unobservable Inputs (Level 3)	-	-

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

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2021, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of March 31, 2021. The fair value of all interest rate swap agreements that were in effect as of March 31, 2021 was approximately $1.8 million.

Note 4.	Discontinued Operations

As of June 30, 2020, our former Factoring reportable segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

We have reflected the former Factoring reportable segment as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation.

The following table summarizes the results of our discontinued operations for the three months ended March 31, 2021 and 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Total revenue	$-	$2,739
Operating expenses	-	577
Operating income	-	2,162
Reversal of contingent loss liability	(3,412)	-
Interest expense	-	993
Income before income taxes	3,412	1,169
Income tax expense	853	298
Income from discontinued operations, net of tax	$2,559	$871

Operating income for the three months ended March 31, 2021 relates to the gain on the reversal of our contingent loss liability in the amount of $3.4 million. Reversal of contingent liability for the three months ended March 31, 2021 relates to the reduced exposure of future indemnification by the Company to Triumph, as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the Company’s weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Noncurrent deferred tax asset	$1,275	$9,535
Noncurrent assets from discontinued operations	1,275	9,535
Total assets from discontinued operations	$1,275	$9,535

Liabilities:
Accounts payable	$816	$816
Current liabilities of discontinued operations	816	816
Long-term contingent loss liability	5,100	44,151
Long-term liabilities of discontinued operations	5,100	44,151
Total liabilities from discontinued operations	$5,916	$44,967

There were no net cash flows related to discontinued operations for the three months ended March 31, 2021. For the three months ended March 31, 2020, discontinued operations used $22.0 million of net cash flows from operating activities, and there were no related investing or financing cash flows.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2020.

(in thousands)	Three months ended March 31,
	2021	2020
Total revenue	$ 220,889	$ 210,813
Income (loss) from continuing operations	8,581	(3,084)
Income (loss) per basic share from continuing operations	$ 0.51	$ (0.17)
Income (loss) per diluted share from continuing operations	$ 0.50	$ (0.17)

Refer to Note 1, “Significant Accounting Policies” of the accompanying condensed consolidated financial statements for further information about the amended TFS purchase agreement.

Note 5.	Segment Information

Until the second quarter of 2020, we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring Services. As discussed above, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020. As of September 30, 2020, the segment formerly known as Highway Services is now reflected as Expedited, given the change in business mix surrounding the exit of the majority of the solo-refrigerated business in the second quarter of 2020. In addition, given management changes and growth, we have reported Warehousing as a separate reportable segment from Managed Freight. We believe the updated reportable segments reflect our service offerings, strategic direction, and how management, including our chief operating decision maker, monitors our performance.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2020 Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision makers in making decisions regarding allocation of resources etc., for the three months ended March 31, 2021 and 2020:

(in thousands)
Three Months Ended March 31, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$78,481	$75,446	$51,397	$15,565	$220,889
Intersegment revenue	446	-	-	-	446
Operating income (loss)	6,237	(1,770)	4,887	1,155	10,509

Three Months Ended March 31, 2020	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$86,161	$81,788	$30,737	$12,127	$210,813
Intersegment revenue	2,880	-	-	-	2,880
Operating (loss) income	(1,757)	(1,325)	653	975	(1,454)

(in thousands)	For the Three Months Ended March 31,
	2021	2020
Total external revenues for reportable segments	$220,889	$210,813
Intersegment revenues for reportable segments	446	2,880
Elimination of intersegment revenues	(446)	(2,880)
Total consolidated revenues	$220,889	$210,813

Note 6.	Income Taxes

Income tax expense in both 2021 and 2020 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of  March 31, 2021 has decreased by less than $0.1 million since December 31, 2020.

The net deferred tax liability of $71.2 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2021, for $0.4 million related to certain state net operating loss carryforwards. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$10,477	$-	$15,000
Borrowings under the Draw Note	-	35,639	-	-
Revenue equipment installment notes; weighted average interest rate of 1.6% at March 31, 2021, and 2.0% at December 31, 2020, due in monthly installments with final maturities at various dates ranging from December 2021 to November 2022, secured by related revenue equipment	4,913	4,450	6,437	11,358
Real estate notes; interest rate of 1.8% at March 31, 2021 and 1.9% at December 31, 2020 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,152	21,237	1,140	21,530
Deferred loan costs	-	-	0	0
Total debt	6,065	71,803	7,577	47,888
Principal portion of finance lease obligations, secured by related revenue equipment	6,147	9,663	5,687	10,756
Principal portion of operating lease obligations, secured by related revenue equipment	16,844	17,532	16,989	21,474
Total debt and lease obligations	$29,056	$98,998	$30,253	$80,118

We and substantially all of our subsidiaries are parties to the Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). On October 23, 2020, we amended and extended the Credit Facility (the “Eighteenth Amendment”). The Credit Facility is a $110.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in October 2025.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.25% to 0.75%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.25% to 1.75%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 40.9% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $45.0 million, plus (iii) the lesser of (a) $10.4 million or (b) 80% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. We had $10.5 million borrowings under the Credit Facility as of March 31, 2021, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $69.8 million. As of March 31, 2021, there were $0.5 million of base rate and $10.0 million of LIBOR loans. Based on availability as of March 31, 2021 and 2020, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  December 2021 to November 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $6.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2021, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%.  Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  March 31, 2021 terminate from  September 2021 through  November 2023 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2021 and 2020 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$1,007	$1,037
Interest on lease liabilities	174	247
Operating lease cost	5,911	6,602
Variable lease cost	63	158

Total lease cost	$7,155	$8,044

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,007	1,037
Operating cash flows from operating leases	5,974	6,760
Financing cash flows from finance leases	633	1,305
Right-of-use assets obtained in exchange for new operating lease liabilities	224	461
Weighted-average remaining lease term—finance leases	1.8 years
Weighted-average remaining lease term—operating leases	2.1 years
Weighted-average discount rate—finance leases	4.3%
Weighted-average discount rate—operating leases	5.3%

As of  March 31, 2021 and December 31, 2020, right-of-use assets of $33.4 million and $37.4 million for operating leases and $25.1 million and $29.4 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2021, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2021 (1)	$13,837	$6,736
2022	15,613	7,678
2023	6,852	1,607
2024	49	-
2025	9	-
Thereafter	-	-
Total minimum lease payments	$36,360	$16,021
Less: amount representing interest	(1,984)	(211)
Present value of minimum lease payments	$34,376	$15,810
Less: current portion	(16,844)	(6,147)
Lease obligations, long-term	$17,532	$9,663

(1) Excludes the three months ended March 31, 2021.

Note 9.	Stock-Based Compensation

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the Board of Directors (the "Board"). On  July 1, 2020, the stockholders, upon recommendation of the Board, approved the Second Amendment (the “Second Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Second Amendment (i) increased the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 1,900,000 shares, (ii) added a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (iii) added a double-trigger vesting requirement upon a change in control, (iv) eliminated the Compensation Committee’s discretion to accelerate vesting, except in cases involving death or disability, (v) increased the maximum award granted or payable to any one participant under the Incentive Plan for a calendar year from 200,000 shares of Class A common stock or $2,000,000, in the event the award is paid in cash, to 500,000 shares of Class A common stock or $4,000,000, in the event the award is paid cash, (vi) re-set the date through which awards  may be made under the Incentive Plan to  June 1, 2030, and (vii) made other miscellaneous, administrative and conforming changes.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2021, there were 1,685,323 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 500,000 shares of our Class A common stock or $4,000,000, in the event the award is paid in cash. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $2.6 million and $0.5 million for the three-months ended March 31, 2021 and 2020, respectively. $2.2 million of stock compensation expense recorded in 2021 relates to restricted shares, and $0.4 million relates to unvested options. All stock compensation expense recorded in the 2020 quarter relates to restricted shares, as no unvested options were outstanding during this period.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2021, certain participants elected to forfeit receipt of an aggregate of 27,041 shares of Class A common stock at a weighted average per share price of $19.66 based on the closing price of our Class A common stock on the dates the shares vested in 2021, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. Subsequent to March 31, 2021, this lawsuit was settled at mediation for an immaterial amount, pending court approval. Our accruals related to this claim as of March 31, 2021 were sufficient to cover this settlement.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2021.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2021.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  March 31, 2021.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims would impact this analysis.

We had $29.7 million of outstanding and undrawn letters of credit as of March 31, 2021 and December 31, 2020. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $9.4 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

Note 11.	Equity Method Investment

We own a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL"), a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL’s majority owners would have received the option to purchase our ownership in TEL. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There are no third party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL.

We sold $0.8 million and no tractors or trailers to TEL during the three-months ended March 31, 2021 and 2020, respectively, and we received $0.3 million and $2.3 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. There was no equipment purchased from TEL during the three-months ended March 31, 2021 and 2020. Additionally, we paid less than $0.1 million to TEL for leases of revenue equipment during each of the three-months ended March 31, 2021 and 2020.  We recognized a net deferral of gains totaling less than $0.1 million and net reversal of previously deferred gains totaling less than $0.1 million for the three-months ended March 31, 2021 and 2020, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party. Deferred gains, totaling $0.3 million and $0.2 million at  March 31, 2021 and 2020, respectively, are being carried as a reduction in our investment in TEL. At  March 31, 2021 and  December 31, 2020, we had accounts receivable from TEL of $1.0 million and $0.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2021 net income through March 31, 2021, or $3.0 million. We received no equity distributions from TEL during the three-months ended March 31, 2021 and 2020.

Our accounts receivable from TEL and investment in TEL as of  March 31, 2021 and 2020 are as follows:

Description:	Balance Sheet Line Item:	March 31, 2021	December 31, 2020
Accounts receivable from TEL	Driver advances and other receivables	$ 1,023	$ 661
Investment in TEL	Other assets	37,281	34,365

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of March 31,	As of December 31,
	2021	2020
Total Assets	$322,254	$374,591
Total Liabilities	255,059	318,743
Total Equity	$67,195	$55,848

	Three Months Ended
	March 31,
	2021	2020
Revenue	$22,903	$25,221
Cost of Sales	1,143	4,769
Operating Expenses	13,905	18,875
Operating Income	7,855	1,577
Net Income (Loss)	$6,003	$(1,442)

Note 12.	Goodwill and Other Assets

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

There was no change to the gross amount of identifiable intangible assets during the three-months ended March 31, 2021. At the end of its useful life, the Landair trade name will have a residual value of $0.5 million. Amortization expense of $1.2 million and $0.7 million for the three-months ended March 31, 2021 and 2020, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2021 and  December 31, 2020 is as follows:

(in thousands)	March 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(1,512)	$890
Managed Freight	999	(629)	370
Warehousing	999	(629)	370
Total trade name	4,400	(2,770)	1,630	6
Non-Compete agreement:
Dedicated	914	(914)	-
Managed Freight	130	(130)	-
Warehousing	356	(356)	-
Total non-compete agreement	1,400	(1,400)	0	-
Customer relationships:
Dedicated	14,072	(3,225)	10,847
Managed Freight	1,692	(389)	1,303
Warehousing	12,436	(2,850)	9,586
Total customer relationships:	28,200	(6,464)	21,736	111
Total other intangible assets	$34,000	$(10,634)	$23,366

The carrying amount of goodwill was $42.5 million at March 31, 2021 and December 31, 2020, respectively.

Note 13.	Equity

On February 10, 2020, our Board approved the repurchase of up to $20.0 million worth of the Company’s outstanding Class A common stock. The program was suspended on March 26, 2020, with approximately $2.5 million remaining authorized.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million worth of the Company's outstanding Class A common stock. There were 0.5 million and 1.4 million shares repurchased in the open market for $8.1 million and $17.5 million during the three-months ended March 31, 2021 and 2020, respectively. The Company has the ability to repurchase up to $31.9 million worth of the Company's outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Note 14.	Liquidity

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $20.3 million and $14.4 million at March 31, 2021 and December 31, 2020, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of March 31, 2021, we had $10.5 million borrowings outstanding, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $69.8 million under the Credit Facility. Additionally, we had $9.6 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

During the first half of 2020, in response to the uncertainty of the upcoming economic environment as a result of COVID-19 and as part of our strategic focus to reduce overhead costs, we took measures to preserve our liquidity, including capital reductions, financing, cost reduction, and working capital actions. During 2020, we paid down approximately $200.0 million of debt and lease obligations and plan to continue to pay down debt as we are able. If needed, we have other potential flexible sources of liquidity that we can leverage, such as currently unencumbered owned revenue equipment.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, allocations, and requirements, future customer relationships, expected debt reduction, including future interest expense, future driver market conditions, expected cash flows, expected operating income, future investments in and growth of our segments and services, expected adjusted operating ratio, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and the impact of our cost saving measures, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in TEL, the future impact of our restructuring activities, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, , including the erosion of available limits in our aggregate insurance policies and possible additional expense to reinstate certain insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, and the anticipated impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements.  -looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2020, as amended. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2020, as amended, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

For the first quarter of 2021, we were pleased to report earnings per share of $0.65, which is the highest first quarter earnings in the Company's history. The team was able to exceed our previous best first quarter result in 2015 by 16%, or $0.09 per share, on a GAAP basis. The resolve and hard work of our team over the last year, transforming our company into a multi-service logistics company is bearing fruit and we’re honored to serve and lead an exceptional team.

Perhaps even more encouraging is the fact that we are less than a year into restructuring our business and have substantial remaining opportunity for further improvement. In the short run, this means continuing to improve or replace underperforming freight contracts, and in the long run, this means holding ourselves accountable for improved margins and returns across all aspects of our business. The freight market this year was noticeably stronger than the prior year's quarter due to growing economic activity, supply chain disruptions, and an intensifying national driver shortage all of which have continued into the second quarter. The full impact of these factors on our operating statistics year-over-year is complicated by changes in business mix due to downsizing our refrigerated fleet and solo tractor count in the Expedited business, as well as severe winter weather in February.  We expect year-over-year comparability to be clearer in the second half of 2021.

The following is a summary of infrequent and (or) non-cash transactions that occurred during the first quarter of 2021:

Reversal of contingent loss liability in discontinued operations	$ (3.4) million
Intangible asset amortization	$ 1.2 million
Net first quarter expense adjustment	$ (2.2) million

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

Additional items of note for the  first quarter of  2021 include the following:

●

Total revenue of $220.9 million, an increase of 4.8% compared with the first quarter of 2020, and freight revenue (which excludes revenue from fuel surcharges) of $200.7 million, an increase of 5.9% compared with the first quarter of 2020, despite our reduced tractor fleet;

●	Operating income of $10.5 million, compared with operating loss of $1.5 million in the first quarter of 2020;

●

Net income of $11.1 million, or $0.65 per diluted share, compared with net loss of $2.2 million, or ($0.12) per diluted share, in the first quarter of 2020. Net income from continuing operations of $8.6 million, or $0.50 per basic share, compared to $3.1 million net loss from continuing operations or ($0.17) per diluted share, in the first quarter of 2020. Net income from discontinued operations of $2.5 million, or $0.15 per diluted share, compared to net income from discontinued operations of $0.9 million, or $0.05 per diluted share, in the first quarter of 2020.

●	35% of consolidated total revenue was in our more volatile Expedited reportable segment, as compared to 41% in the first quarter of 2020;

●

Our Managed Freight reportable segment’s total revenue increased to $51.4 million in the 2021 quarter from $30.7 million in the 2020 quarter and the segment had an operating income of $4.9 million in the 2021 quarter compared to operating income of $4.2 million in the 2020 quarter;

●

Our equity investment in TEL has fully recovered from the soft equipment market and provided $3.0 million of pre-tax earnings in the first quarter of 2021 and provided $0.7 million in the first quarter of 2020;

●	We received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual;

●	We were able to repurchase approximately 460,000 shares of our Class A common stock at $8.1 million;

●

Since December 31, 2020, total indebtedness, net of cash, increased by $21.3 million to $123.3 million, primarily related to the indemnification call under the TFS Settlement, and with available borrowing capacity of $69.8 million under our Credit Facility at March 31, 2021, we do not expect to be required to test our fixed charge covenant in the foreseeable future; and

●	Stockholders' equity and tangible book value at March 31, 2021, were $296.7 million and $230.8 million, respectively.

Outlook

Going forward, our short-term focus will be to improve the profitability of our Dedicated segment. The freight environment and our new business pipeline are both currently robust, which we believe will support our commercial plan. Potential headwinds include inefficiencies from re-engineering or replacing certain contracts, driver availability and cost, accident experience, the cost and volatility of claims, general inflation, and supply and demand factors for our customers and our industry. At present, we expect to make steady, incremental progress on our Dedicated segment’s margins over the remainder of 2021. We feel the freight market will continue to provide opportunities for price and utilization improvement to battle the driver market and other cost headwinds, primarily casualty insurance.

Over time, we expect our Managed Freight segment’s margin to gravitate toward the mid-single digits and Dedicated to gravitate toward the mid to high single digits and ultimately double digits.  Directionally the margin changes may offset each other to some extent as the freight and driver markets return to more balanced levels.

For the longer term, we expect to continue the execution of our strategic plan, which consists of steadily and intentionally growing the percentage of our business generated by Dedicated, Managed Freight, and Warehousing segments, reducing unnecessary overhead, and improving our safety, service, and productivity. This will be a gradual process of diversifying our customer base with less seasonal and cyclical exposure, improving legacy contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas.  With diligence and accountability, we expect to make consistent progress and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2021	OR %	2020	OR %
Total revenue	$220,889		$210,813
Total operating expenses	210,380	95.2%	212,267	100.7%
Operating income (loss)	$10,509		$(1,454)

Adjusted Operating Ratio:	2021	Adj. OR %	2020	Adj. OR %
Total revenue	$220,889		$210,813
Fuel surcharge revenue	(20,201)		(21,232)
Freight revenue (total revenue, excluding fuel surcharge)	200,688		189,581

Total operating expenses	210,380		212,267
Adjusted for:
Fuel surcharge revenue	(20,201)		(21,232)
Amortization of intangibles	(1,152)		(731)
Adjusted operating expenses	189,027	94.2%	190,304	100.4%
Adjusted operating income (loss)	$11,661		$(723)

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

Until the second quarter of 2020, we had four reportable segments, Highway Services, Dedicated, Managed Freight, and Factoring Services. As discussed above, our Factoring reportable segment was classified as discontinued operations as of June 30, 2020. As of September 30, 2020, the segment formerly known as Highway Services is now reflected as Expedited, given the change in business mix surrounding the exit of the majority of the solo-refrigerated business in the second quarter of 2020. In addition, given management changes and growth, we have reported Warehousing as a separate reportable segment from Managed Freight. We believe the updated reportable segments reflect our service offerings, strategic direction, and how management, including our chief operating decision makers, monitors our performance.

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

Revenue Equipment

At March 31, 2021, we operated 2,530 tractors and 5,555 trailers. Of such tractors, 1,676 were owned, 673 were financed under operating leases, and 181 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 4,852 were owned,  625 were financed under finance type leases, and 78 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At March 31, 2021, our fleet had an average tractor age of 1.8 years and an average trailer age of 4.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2021 TO three months ended March 31, 2020

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Freight revenue	$200,688	$189,581
Fuel surcharge revenue	20,201	21,232
Total revenue	$220,889	$210,813

The increase in revenue resulted from a $20.7 million and $3.4 million increase in Managed Freight and Warehousing freight revenue, respectively, partially offset by a decrease of $7.7 million and $5.3 million in Expedited and Dedicated freight revenue, respectively.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2021	2020
Salaries, wages, and related expenses	$82,586	$82,463
% of total revenue	37.4%	39.1%
% of freight revenue	41.2%	43.5%

The slight increase on a dollars basis was primarily the result of substantial cents per mile driver pay increases made effective in early January 2021, as well as management incentive compensation attributable to favorable first quarter results, offset by decreases in workers' compensation insurance and the aforementioned fleet reduction. The decreases on a percentage basis are due to increased revenue over which to spread those costs.

For the remainder of 2021 we believe salaries, wages, and related expenses will increase in comparison to the first quarter of 2021 and 2020 as a result of driver pay changes put in place as a result of the tight freight market, partially offset by fewer drivers as a result of our change in business model and our smaller fleet. Additionally, starting with the second quarter of 2021, we expect salaries, wages, and related expenses to increase period over period as the result of reinstatement of the 401(k) match and, in certain periods, increased incentive compensation due to improved performance.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended
	March 31,
	2021	2020
Fuel expense	$22,822	$25,265
% of total revenue	10.3%	12.0%
% of freight revenue	11.4%	13.3%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.08 per gallon higher in the three months ended March 31, 2021 compared with the same quarter in 2020.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2021	2020
Total fuel surcharge	$20,201	$21,232
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	1,651	2,781
Company fuel surcharge revenue	$18,550	$18,451
Total fuel expense	$22,822	$25,265
Less: Company fuel surcharge revenue	18,550	18,451
Net fuel expense	$4,272	$6,814
% of freight revenue	2.1%	3.6%

The decrease in net fuel expense is primarily due to higher fuel surcharge recovery, partially offset by slightly higher fuel prices.  Additionally there were $0.4 million of diesel fuel hedge gains for the quarter, compared to none for the same 2020 quarter. Also, as a result of the change in our business mix our fleet was more fuel efficient due to less idling and less temperature controlled freight thus reducing reefer fuel expense. As of March 31, 2021, we had no remaining fuel hedging contracts.

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

Operations and maintenance

	Three Months Ended
	March 31,
	2021	2020
Operations and maintenance	$14,719	$12,825
% of total revenue	6.7%	6.1%
% of freight revenue	7.3%	6.8%

The increases in operations and maintenance for the three months ended March 31, 2021 were primarily related to an additional $1.1 million in costs related to the recruitment and onboarding of drivers when compared to the prior year quarter, despite the 2021 fleet reductions. This increase is attributable to the extremely tight driver market and our focused effort to seat more of our tractors. In addition, in the prior year quarter we had a significant amount of revenue equipment that had been parked and was being prepared for sale. Costs incurred to prepare equipment for disposal is deferred and recognized as part of the net gain or loss on disposal when the equipment is sold. Disposal costs incurred in the prior year quarter were $1.1 million greater than the current year quarter. Offsetting these year-over-year increases were a reduction in tolls, cargo damage, and other costs associated with temperature-controlled freight that was exited in the second quarter of 2020 as a result of our business restructuring.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2021	2020
Revenue equipment rentals and purchased transportation	$57,236	$46,062
% of total revenue	25.9%	21.8%
% of freight revenue	28.5%	24.3%

The increases in revenue equipment rentals and purchased transportation were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 12.0% for the three months ended March 31, 2020, to 8.9% for the same 2021 period.

When compared year-over-year, we expect revenue equipment rentals to decrease going forward as a result of the reduction of our tractor fleet. However, we expect purchased transportation to increase as we seek to grow the Managed Freight reportable segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended
	March 31,
	2021	2020
Operating taxes and licenses	$2,585	$3,454
% of total revenue	1.2%	1.6%
% of freight revenue	1.3%	1.8%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2021	2020
Insurance and claims	$7,838	$15,611
% of total revenue	3.5%	7.4%
% of freight revenue	3.9%	8.2%

Insurance and claims per mile cost decreased to 11.2 cents per mile in the first quarter of 2021 compared to 19.5 cents per mile in the first quarter of 2020. This change is primarily a result of the occurrence and development of large claims in the 2020 period as well as decreased incident rates during the same 2021 period.

The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In the second quarter of 2020, as well as in several past periods we have commuted the policy, which has lowered our insurance and claims expense. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy has not yet been made. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at March 31, 2021.

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

Communications and utilities

	Three Months Ended
	March 31,
	2021	2020
Communications and utilities	$1,247	$1,569
% of total revenue	0.6%	0.7%
% of freight revenue	0.6%	0.8%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2021	2020
General supplies and expenses	$8,183	$8,359
% of total revenue	3.7%	4.0%
% of freight revenue	4.1%	4.4%

The decreases in general supplies and expenses primarily relate to decreases in travel expenses due to ongoing travel limitations brought on by the COVID-19 pandemic, offset by increases in legal fees related to ongoing litigation and contract negotiations. For the remainder of 2021, we expect the changes in general supplies and expenses to increase year-over-year due to ongoing litigation and costs associated with contract renegotiations, as well as the increase in travel related costs compared to the prior year.

Depreciation and amortization

	Three Months Ended
	March 31,
	2021	2020
Depreciation and amortization	$14,087	$18,183
% of total revenue	6.4%	8.6%
% of freight revenue	7.0%	9.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation decreased $4.6 million to $12.9 million for the three months ended March 31, 2021, respectively, compared to $17.5 million in the same 2020 period. The decreases in depreciation expense are due to the mix change in the overall business that reduced total tractor count and increased utilization, along with reductions in terminals and other capital assets. Amortization of intangible assets was $1.2 million for the three months ended March 31, 2021 and $0.7 million for the same 2020 quarter. The increase is a result of the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020 and the termination of the non-compete agreement with a former Landair executive as a result of management changes, a change in the branding of the organization, and the expected use of the Landair trade name.

For the remainder of 2021, we expect our average operational fleet size to remain relatively flat at approximately 2,550 tractors.

Gain on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2021	2020
Gain on disposition of property and equipment, net	$(923)	$(1,524)
% of total revenue	(0.4%)	(0.7%)
% of freight revenue	(0.5%)	(0.8%)

The decrease in gain on disposition of property and equipment, net are primarily the result of the timing of the trade cycle of our equipment.

Interest expense, net

	Three Months Ended
	March 31,
	2021	2020
Interest expense, net	$743	$1,899
% of total revenue	0.3%	0.9%
% of freight revenue	0.4%	1.0%

For the periods presented, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage. We expect this line item to increase slightly due to the $35.6 million draw on the Draw Note related to the indemnification call by Triumph.

Income from equity method investment

	Three Months Ended
	March 31,
	2021	2020
(Income) Loss from equity method investment	$(2,960)	$735

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The increase in TEL's contributions to our results for the three months ended March 31, 2021 is the result of constricted used equipment capacity in the transportation market. We expect the impact on our earnings for the remaining quarters of 2021 to be consistent with the first quarter.

Income tax expense (benefit)

	Three Months Ended
	March 31,
	2021	2020
Income tax expense (benefit)	$4,145	$(1,004)
% of total revenue	1.9%	(0.5%)
% of freight revenue	2.1%	(0.5%)

The changes in income tax expense (benefit) were primarily related to the $16.8 million increase in pre-tax income in the three months ended March 31, 2021, compared to the same 2020 period, resulting from the increases in operating income,  earnings on investment in TEL, and income from discontinued operations.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2021 effective income tax rate to be approximately 28.7%.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2021 TO three months ended March 31, 2020

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2021	2020
Revenues:
Expedited	$78,481	$86,161
Dedicated	75,446	81,788
Managed Freight	51,397	30,737
Warehousing	15,565	12,127
Total revenues	$220,889	$210,813

Operating Income (Loss):
Expedited	$6,237	$(1,757)
Dedicated	(1,770)	(1,325)
Managed Freight	4,887	654
Warehousing	1,155	975
Total operating income	$10,509	$(1,453)

The decrease in Expedited revenue relates to a 425 (or 32.4%) average tractor decrease related to the exit of the solo-refrigerated business in the second quarter of 2020 partially offset by an increase in average freight revenue per tractor per week of 34.6% compared to the 2020 quarter. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2021 is the result of a 32.6% increase in average miles per unit and a slight 0.8 cents per mile (or 0.4%) increase in average rate per total mile compared to the 2020 quarter. Expedited team-driven tractors averaged 875 tractors in the first quarter of 2021, an increase of approximately 3.2% from the average of 848 tractors in the first quarter of 2020.

The decrease in Dedicated revenue relates to a 42 (or 2.5%) average tractor decrease as a result of not renewing underperforming contracts and a $1.0 million decrease in fuel surcharge revenue. Average freight revenue per tractor per week decreased slightly compared to the 2020 quarter as the result of a 12.4% decrease in average miles per unit partially offset by an 14.8 cents per mile (or 8.2% increase) in average rate per total mile compared to the 2020 quarter.

Managed Freight total revenue increased as a result of a robust freight market and executing various spot rate opportunities in the quarter, as well as handling overflow freight from both Expedited and Dedicated truckload operations.

Warehousing total revenue increased as a result of new customer business that began operations during the third quarter of 2020.

In addition to the changes in revenue described above, the change in operating income resulted from a $15.7 and $5.9 million decrease in Expedited and Dedicated operating expenses, respectively, partially offset by a $16.4 million and $3.3 million increase in Managed Freight and Warehousing operating expenses, respectively. The decrease in Dedicated and Expedited operating expenses is primarily the result of decreased insurance and claims expense and a 32.4% and 2.5% average operating fleet reduction, respectively, partially offset by higher variable costs associated with driver pay increases and a greater concentration of team driven units in the Expedited fleet. The downsizing of our terminal network and solo-driver fleet also contributed to this reduction. The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. The increase for Warehousing was primarily driven by the new customer business that began operations during the third quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward Dedicated and Managed Freight reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $20.3 million and $14.4 million at March 31, 2021 and December 31, 2020, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 1.8 years at March 31, 2021, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2021 and December 31, 2020 we had $128.1 million and $110.4 million in long-term debt and lease obligations, respectively, consisting of the following:

●	$10.5 million and $15.0 million outstanding borrowings under the Credit Facility, respectively;

●	$35.6 million and no outstanding borrowings under the Draw Note, respectively;

●	$9.4 million and $17.8 million in revenue equipment installment notes, respectively;

●	$22.4 million and $22.7 million in real estate notes, respectively;

●	No deferred loan costs (which reduce long-term debt) as of March 31, 2021 and $0.1 million as of December 31, 2020;

●	$15.8 million and $32.0 million of the principal portion of financing lease obligations, respectively; and

●	$34.4 million and $54.8 million of the operating lease obligations, respectively.

The decrease in our revenue equipment installment notes and financing lease obligations was primarily due to a strategic decision to reduce our debt and lease obligations through the first quarter of 2021. The decrease in operating lease obligations was primarily due to the termination of a property lease related to our Managed Freight segment and the amortization of the operating lease liability during 2020.

As of March 31, 2021, we had $10.5 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $29.7 million, and available borrowing capacity of $69.8 million under the Credit Facility. Additionally, we had $9.6 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the three months ended March 31, 2021 totaled $10.0 million as compared to $16.5 million of expenditures for the prior year period. In the first quarter of 2021, we took delivery of approximately 6 new tractors and 75 new trailers, while disposing of approximately 82 used tractors and 189 used trailers. Our current fleet plan for fiscal 2021 includes the delivery of an additional 284 new company replacement tractors and no additional new trailer deliveries. For the remainder of 2021, we expect our average operational fleet size to remain relatively flat with the first quarter of 2021 at approximately 2,550 tractors. Net gains on disposal of equipment and real estate in the first quarter of 2021 were $0.9 compared to $1.5 million in the prior-year quarter.

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

Cash Flows

Net cash flows provided by operating activities increased to $9.6 million for the three-month period ended March 31, 2021, compared to net cash flows used by operating activities of $3.5 million for the same 2020 period, primarily due to a $13.3 million increase in net income, as well as, funding receivables of our discontinued Factoring reportable segment in the prior year period, partially offset by changes in the timing and amount of payments on insurance claims.

Net cash flows provided by investing activities were $9.9 million for the three-month period ended March 31, 2021, compared to $16.5 million used in the same 2020 period. The change in net cash flows used by investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately six new company tractors and disposed of approximately 82 used tractors in the 2021 period compared to delivery and disposal of approximately 250 and 375 tractors, respectively in the same 2020 period.

Net cash flows used by financing activities were approximately $23.1 million for the three-months ended March 31, 2021, compared to $16.1 million provided in the same 2020 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds in the 2020 quarter and net repayments in the 2021 quarter relating to both notes payable and under our Credit Facility.

On February 10, 2020, our Board approved the repurchase of up to $20.0 million worth of the Company's Class A common stock. The program was suspended on March 26, 2020 with approximately $2.5 million remaining authorized.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million worth of the Company's outstanding Class A common stock. There were 0.5 million and 1.4 million shares repurchased in the open market for $8.1 million and $17.5 million during the three-months ended March 31, 2021 and 2020, respectively. The Company has the ability to repurchase up to $31.9 million worth of the Company’s outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Going forward, the disposition of our Factoring reportable segment is expected to continue to improve our cash flows used by financing activities. However, on an ongoing basis, our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2021, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2020 Form 10-K, as amended, other than those discussed above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. Subsequent to March 31, 2021, this lawsuit was settled at mediation for an immaterial amount, pending court approval. Our accruals related to this claim as of March 31, 2021 were sufficient to cover this settlement.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2021.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. Southern Refrigerated Transport, Inc. and Covenant Transport, Inc. are vigorously defending themselves against these claims. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2021.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of March 31, 2021.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2020, as amended, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended March 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2021	34,600	$15.15	34,600	39,475,076
February 1-28, 2021	319,871	$17.58	319,871	33,941,979
March 1-31, 2021	103,856	$19.95	103,856	31,872,438
Total	458,327		458,327	31,872,438

(1)

On January 25, 2021, our Board approved the repurchase of up to $40.0 million worth of the Company's outstanding Class A common stock. There were 0.5 million and 1.4 million shares repurchased in the open market for $8.1 million and $17.5 million during the three-months ended March 31, 2021 and 2020, respectively. The Company has the ability to repurchase up to $31.9 million worth of the Company’s outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Fifth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Fifth Amended and Restated Bylaws
10.1	*#	First Amended and Restated Executive Severance Agreement with John Tweed
10.2	*#	Consulting Agreement with John Tweed
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed July 2, 2020.
(3)	Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: May 10, 2021	By:	/s/ Joey B. Hogan
Joey B. Hogan
President and Principal Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer