Form 10-Q
period 2021-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2021-11-05
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 2, 2021).

Class A Common Stock, $.01 par value: 14,367,543 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,188	$8,407
Accounts receivable, net of allowance of $3,909 in 2021 and $2,992 in 2020	131,561	91,295
Drivers' advances and other receivables, net of allowance of $534 in 2021 and $764 in 2020	61,368	13,624
Inventory and supplies	3,659	3,119
Prepaid expenses	10,304	11,924
Assets held for sale	3,002	15,007
Income taxes receivable	7,109	4,155
Other short-term assets	-	265
Total current assets	239,191	147,796

Property and equipment, at cost	510,903	541,276
Less: accumulated depreciation and amortization	(160,550)	(149,824)
Net property and equipment	350,353	391,452

Goodwill	42,518	42,518
Other intangibles, net	21,063	24,518
Other assets, net	49,554	60,897
Noncurrent assets of discontinued operations	1,275	9,535
Total assets	$703,954	$676,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$1,215
Accounts payable	25,094	31,695
Accrued expenses	71,260	38,538
Current maturities of long-term debt	8,387	7,577
Current portion of finance lease obligations	7,499	5,687
Current portion of operating lease obligations	16,847	16,989
Current portion of insurance and claims accrual	77,995	30,221
Other short-term liabilities	593	643
Current liabilities of discontinued operations	-	816
Total current liabilities	207,675	133,381

Long-term debt	22,020	47,888
Long-term portion of finance lease obligations	5,751	10,756
Long-term portion of operating lease obligations	24,524	21,474
Insurance and claims accrual	21,456	44,077
Deferred income taxes	79,207	74,553
Other long-term liabilities	8,326	9,794
Long-term liabilities of discontinued operations	5,100	44,151
Total liabilities	374,059	386,074
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 14,367,543 outstanding as of September 30, 2021; and 16,183,139 shares issued and 14,784,214 outstanding as of December 31, 2020	172	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	148,056	143,438
Treasury stock at cost; 1,758,243 and 1,398,925 shares as of September 30, 2021 and December 31, 2020, respectively	(24,218)	(17,067)
Accumulated other comprehensive (loss) income	(1,483)	(2,251)
Retained earnings	207,344	166,325
Total stockholders' equity	329,895	290,642
Total liabilities and stockholders' equity	$703,954	$676,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2021 and 2020

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Revenues
Freight revenue	$250,255	$196,217	$682,891	$565,362
Fuel surcharge revenue	24,306	14,613	68,884	47,971
Total revenue	$274,561	$210,830	$751,775	$613,333

Operating expenses:
Salaries, wages, and related expenses	$87,547	$78,812	$258,609	$235,964
Fuel expense	26,174	18,061	75,368	59,264
Operations and maintenance	14,933	11,912	43,946	36,956
Revenue equipment rentals and purchased transportation	92,636	58,604	225,328	151,677
Operating taxes and licenses	2,687	2,979	8,232	9,555
Insurance and claims	11,023	13,317	28,437	40,491
Communications and utilities	947	1,306	3,325	4,657
General supplies and expenses	6,037	7,673	21,972	27,568
Depreciation and amortization	13,365	13,428	41,316	51,274
Gain on disposition of property and equipment, net	(871)	(2,073)	(3,683)	(7,048)
Impairment of long-lived property and equipment	-	-	-	26,569
Total operating expenses	254,478	204,019	702,850	636,927
Operating income (loss)	20,083	6,811	48,925	(23,594)
Interest expense, net	724	1,935	2,175	5,917
Income from equity method investment	(3,230)	(1,176)	(9,572)	(971)
Income (loss) before income taxes	22,589	6,052	56,322	(28,540)
Income tax expense (benefit)	6,147	1,339	15,863	(7,000)
Income (loss) from continuing operations, net of tax	16,442	4,713	40,459	(21,540)
Income from discontinued operations, net of tax	-	2,788	2,540	4,485
Net income (loss)	$16,442	$7,501	$42,999	$(17,055)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.98	$0.28	$2.40	$(1.24)
Income from discontinued operations	-	0.16	0.15	0.26
Net income (loss) (1)	$0.98	$0.44	$2.55	$(0.98)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.97	$0.27	$2.37	$(1.24)
Income from discontinued operations	-	0.16	0.15	0.26
Net income (loss) (1)	$0.97	$0.43	$2.52	$(0.98)
Basic weighted average shares outstanding	16,782	17,134	16,832	17,435
Diluted weighted average shares outstanding	16,975	17,267	17,041	17,435

(1) Sum of the individual amounts may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE three and nine months ended September 30, 2021 and 2020

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$16,442	$7,501	$42,999	$(17,055)

Other comprehensive (loss) income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($5) and ($240) in 2021 and $12 and $821 in 2020, respectively	14	(34)	752	(2,398)

Reclassification of cash flow hedge losses into statement of operations, net of tax of ($44) and ($38) in 2021 and ($56) and ($185) in 2020, respectively	114	163	79	541

Reclassification of (gains) losses on sale of investments classified as available-for-sale	-	(4)	(63)	33
Total other comprehensive income (loss)	128	125	768	(1,824)

Comprehensive income (loss)	$16,570	$7,626	$43,767	$(18,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2021 and 2020

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	11,140	11,140
Other comprehensive income	-	-	-	-	932	-	932
Share repurchase	-	-	-	(8,118)	-	-	(8,118)
Stock-based employee compensation expense	-	-	2,594	-	-	-	2,594
Issuance of restricted shares, net	-	-	(1,158)	625	-	-	(533)
Balances at March 31, 2021	$173	$24	$144,874	$(24,560)	$(1,319)	$177,465	$296,657
Net income	-	-	-	-	-	15,417	15,417
Other comprehensive income	-	-	-	-	(292)	-	(292)
Share repurchase	-	-	-	(249)	-	-	(249)
Stock-based employee compensation expense	-	-	2,352	-	-	-	2,352
Issuance of restricted shares, net	-	-	(806)	458	-	-	(348)
Balances at June 30, 2021	$173	$24	$146,420	$(24,351)	$(1,611)	$192,882	$313,537
Net income	-	-	-	-	-	16,442	16,442
Other comprehensive income	-	-	-	-	128	-	128
Share repurchase	(1)	-	-	-	-	(1,980)	(1,981)
Stock-based employee compensation expense	-	-	1,857	-	-	-	1,857
Issuance of restricted shares, net	-	-	(221)	133	-	-	(88)
Balances at September 30, 2021	$172	$24	$148,056	$(24,218)	$(1,483)	$207,344	$329,895

	For the Three and Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net loss	-	-	-	-	-	(2,213)	(2,213)
Other comprehensive loss	-	-	-	-	(2,350)	-	(2,350)
Share repurchase	-	-	-	(17,515)	-	-	(17,515)
Stock-based employee compensation expense	-	-	466	-	-	-	466
Issuance of restricted shares, net	-	-	(6)	-	-	-	(6)
Balances at March 31, 2020	$173	$24	$142,345	$(17,515)	$(3,364)	$206,830	$328,493
Net loss	-	-	-	-	-	(22,343)	(22,343)
Other comprehensive loss	-	-	-	-	400	-	400
Share repurchase	-	-	-	29	-	-	29
Stock-based employee compensation expense reversal	-	-	355	-	-	-	355
Issuance of restricted shares, net	-	-	(43)	40	-	-	(3)
Balances at June 30, 2020	$173	$24	$142,657	$(17,446)	$(2,964)	$184,487	$306,931
Net income	-	-	-	-	-	7,501	7,501
Other comprehensive loss	-	-	-	-	125	-	125
Stock-based employee compensation expense	-	-	298	-	-	-	298
Issuance of restricted shares, net	-	-	(59)	-	-	-	(59)
Balances at September 30, 2020	$173	$24	$142,896	$(17,446)	$(2,839)	$191,988	$314,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2021 and 2020

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$42,999	$(17,055)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for losses on accounts receivable	1,045	3,211
Reversal (deferral) of gain on sales to equity method investee	53	(77)
Depreciation and amortization	41,316	51,281
Impairment of property and equipment	-	26,569
Amortization of deferred financing fees	-	154
Deferred income tax expense (benefit)	12,911	(7,138)
Income tax (expense) benefit arising from restricted share vesting and stock options exercised	(216)	81
Stock-based compensation expense	6,803	1,120
Income from equity method investment	(9,572)	(971)
Return on investment in equity method investee	1,960	-
Gain on disposition of property and equipment	(3,683)	(7,019)
Gain on disposition of reportable segment	-	(3,720)
Gain on reversal of contingent loss of discontinued operations	(3,412)	-
Gain on investment in available-for-sale securities	(63)	-
Changes in operating assets and liabilities:
Receivables and advances	(72,848)	(72,413)
Prepaid expenses and other assets	1,501	5,756
Inventory and supplies	(540)	914
Insurance and claims accrual	25,153	30,428
Accounts payable and accrued expenses	24,831	13,836
Net cash flows provided by operating activities	68,238	24,957

Cash flows from investing activities:
Other investment	(13)	-
Purchase of available-for-sale securities	(33)	(319)
Acquisition of property and equipment	(21,801)	(63,614)
Proceeds from disposition of reportable segment	-	108,375
Proceeds from dispositions of property and equipment	43,812	86,555
Net cash flows provided by investing activities	21,965	130,997

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(1,215)	(592)
Proceeds from issuance of notes payable	-	65,457
Repayments of notes payable	(10,058)	(215,750)
Repayments of finance lease obligations	(3,193)	(17,372)
Proceeds under revolving credit facility	535,199	1,091,966
Repayments under revolving credit facility and draw note	(585,838)	(1,091,966)
Payment of minimum tax withholdings on stock compensation	(969)	(68)
Common stock repurchased	(10,348)	(17,486)
Net cash flows used by financing activities	(76,422)	(185,811)

Net change in cash and cash equivalents	13,781	(29,857)

Cash and cash equivalents at beginning of period	8,407	43,591
Cash and cash equivalents at end of period	$22,188	$13,734

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million (the “TFS Settlement”). During the fourth quarter of 2020, we recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the TFS Settlement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of September 30, 2021, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $5.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our results of operations, cash flows, available liquidity, and total indebtedness.

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

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 193,000 and 209,000 shares issuable upon conversion of unvested restricted shares for the three or nine months ended September 30, 2021, respectively. There were approximately 133,000 shares issuable upon conversion of unvested restricted shares for the three months ended September 30, 2020.  Unvested restricted shares were not included in the computation of diluted (loss) income per share for the nine months ended September 30, 2020 as the inclusion would have been anti-dilutive due to the net loss. There were approximately 1,171,000 and no outstanding stock options at September 30, 2021 and September 30, 2020, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income (loss) per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerators:
Income (loss) from continuing operations	$16,442	$4,713	$40,459	$(21,540)
Income from discontinued operations	-	2,788	2,540	4,485
Net income (loss)	$16,442	$7,501	$42,999	$(17,055)
Denominator:
Denominator for basic income (loss) per share – weighted-average shares	16,782	17,134	16,832	17,435
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	193	133	209	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	16,975	17,267	17,041	17,435

Basic income (loss) per share:
Income (loss) from continuing operations	$0.98	$0.28	$2.40	$(1.24)
Income from discontinued operations	-	0.16	0.15	0.26
Net income (loss) (1)	$0.98	$0.44	$2.55	$(0.98)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.97	$0.27	$2.37	$(1.24)
Income from discontinued operations	-	0.16	0.15	0.26
Net income (loss) (1)	$0.97	$0.43	$2.52	$(0.98)

(1) Sum of the individual amounts may not add due to rounding.

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	September 30, 2021	December 31, 2020 (1)
Net Fair Value of Derivative	$(2,055)	$(3,106)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	(2,055)	(3,106)
Significant Unobservable Inputs (Level 3)	-	-

(1) Includes derivative assets of $122 at December 31, 2020.

Available-for-sale securities	September 30, 2021	December 31, 2020
Fair Value of Securities	$1,541	$1,310
Quoted Prices in Active Markets (Level 1)	1,541	1,310
Significant Other Observable Inputs (Level 2)	-	-
Significant Unobservable Inputs (Level 3)	-	-

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

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  September 30, 2021, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of September 30, 2021. The fair value of all interest rate swap agreements that were in effect as of  September 30, 2021 was an approximately $2.1 million liability.

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

The following table summarizes the results of our discontinued operations for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$-	$142	$-	$5,397
Operating expenses	-	(3,601)	25	(2,571)
Operating income	-	3,743	(25)	7,968
Reversal of contingent loss liability	-	-	(3,412)	-
Interest expense	-	-	-	1,948
Income before income taxes	-	3,743	3,387	6,020
Income tax (benefit) expense	-	955	847	1,535
Income from discontinued operations, net of tax	$-	$2,788	$2,540	$4,485

Operating income for the nine months ended September 30, 2021 relates to the gain on the reversal of our contingent loss liability in the amount of $3.4 million. Reversal of contingent liability for the nine months ended  September 30, 2021 relates to the reduced exposure of future indemnification by the Company to Triumph, as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the Company’s weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Noncurrent deferred tax asset	$1,275	$9,535
Noncurrent assets from discontinued operations	1,275	9,535
Total assets from discontinued operations	$1,275	$9,535

Liabilities:
Accounts payable	$-	$816
Current liabilities of discontinued operations	-	816
Long-term contingent loss liability	5,100	44,151
Long-term liabilities of discontinued operations	5,100	44,151
Total liabilities from discontinued operations	$5,100	$44,967

There were no net cash flows related to discontinued operations for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, discontinued operations used $10.0 million of net cash flows from operating activities, and there were no related investing or financing cash flows.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2020.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$274,561	$210,830	$751,775	$613,333
Income (loss) from continuing operations	16,442	4,713	40,459	(21,540)
Income (loss) per basic share from continuing operations	$0.98	$0.28	$2.40	$(1.24)
Income (loss) per diluted share from continuing operations	$0.97	$0.27	$2.37	$(1.24)

Refer to Note 1, “Significant Accounting Policies” of the accompanying condensed consolidated financial statements for further information about the amended TFS purchase agreement.

Note 5.	Segment Information

We have four reportable segments:

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2021 and 2020:

(in thousands)
Three Months Ended September 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$85,289	$83,477	$90,072	$15,723	$274,561
Intersegment revenue	2,494	-	-	-	2,494
Operating income (loss)	11,064	(659)	9,251	427	20,083

Nine Months Ended September 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$251,139	$240,791	$213,104	$46,741	$751,775
Intersegment revenue	4,674	-	-	-	4,674
Operating income (loss)	27,479	(2,629)	21,510	2,565	48,925

Three Months Ended September 30, 2020	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$78,410	$71,104	$47,595	$13,721	$210,830
Intersegment revenue	2,610	-	-	-	2,610
Operating (loss) income	2,521	926	2,079	1,285	6,811

Nine Months Ended September 30, 2020	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$244,347	$218,833	$112,695	$37,458	$613,333
Intersegment revenue	10,213	-	-	-	10,213
Operating (loss) income	(11,845)	(13,796)	(893)	2,940	(23,594)

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total external revenues for reportable segments	$274,561	$210,830	$751,775	$613,333
Intersegment revenues for reportable segments	2,494	2,610	4,674	10,213
Elimination of intersegment revenues	(2,494)	(2,610)	(4,674)	(10,213)
Total consolidated revenues	$274,561	$210,830	$751,775	$613,333

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2021 has decreased by less than $0.1 million since December 31, 2020.

The net deferred tax liability of $77.9 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2021, for $0.4 million related to certain state net operating loss carryforwards. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

On  March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions for refundable payroll tax credits, deferral for employer-side social-security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. On September 30, 2021, the Company has recorded a benefit of $0.6 million against labor expense for refundable payroll tax credits. The Company will continue to monitor the benefits of the Cares Act going forward.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$15,000
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 1.6% at September 30, 2021, and 2.0% at December 31, 2020, due in monthly installments with final maturities at various dates ranging from December 2021 to November 2022, secured by related revenue equipment	7,210	1,378	6,437	11,358
Real estate notes; interest rate of 1.8% at September 30, 2021 and 1.9% at December 31, 2020 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,177	20,642	1,140	21,530
Total debt	8,387	22,020	7,577	47,888
Principal portion of finance lease obligations, secured by related revenue equipment	7,499	5,751	5,687	10,756
Principal portion of operating lease obligations, secured by related revenue equipment	16,847	24,524	16,989	21,474
Total debt and lease obligations	$32,733	$52,295	$30,253	$80,118

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 40.9% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $45.0 million, plus (iii) the lesser of (a) $10.4 million or (b) 80% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. We had no borrowings under the Credit Facility as of September 30, 2021, undrawn letters of credit outstanding of approximately $29.5 million, and available borrowing capacity of $80.5 million. As of September 30, 2021, there were no base rate and no of LIBOR loans. Based on availability as of September 30, 2021 and 2020, there was no fixed charge coverage requirement.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of September 30, 2021, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  September 30, 2021 terminate from  December 2021 through  November 2023 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2021 and 2020 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost:
Amortization of right-of-use assets	$885	$1,018	$2,806	$3,023
Interest on lease liabilities	159	284	493	808
Operating lease cost	6,280	5,734	18,044	19,782
Variable lease cost	8	44	99	358
Total lease cost	$7,332	$7,080	$21,442	$23,971

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	885	1,018	2,806	3,023
Operating cash flows from operating leases	4,856	5,778	14,388	20,140
Financing cash flows from finance leases	159	284	493	808
Right-of-use assets obtained in exchange for new finance lease liabilities	-	1,131	-	3,258
Right-of-use assets obtained in exchange for new operating lease liabilities	13,265	122	15,795	2,759
Weighted-average remaining lease term—finance leases (in years)	1.1
Weighted-average remaining lease term—operating leases (in years)	4.7
Weighted-average discount rate—finance leases	4.4%
Weighted-average discount rate—operating leases	6.3%

As of  September 30, 2021, and December 31, 2020, right-of-use assets of $40.2 million and $37.4 million for operating leases and $24.3 million and $29.4 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2021, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2021 (1)	$4,607	$7,655
2022	17,645	5,462
2023	9,036	462
2024	2,206	-
2025	2,112	-
Thereafter	13,669	-
Total minimum lease payments	$49,275	$13,579
Less: amount representing interest	(7,904)	(329)
Present value of minimum lease payments	$41,371	$13,250
Less: current portion	(16,847)	(7,499)
Lease obligations, long-term	$24,524	$5,751

(1) Excludes the nine months ended September 30, 2021.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2021, there were 1,049,793 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.7 million and the reversal of $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and compensation expense of $5.4 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Of the stock compensation expense recorded for the three months ended  September 30, 2021, $1.0 million relates to restricted shares and $0.7 million relates to unvested options. Of the stock compensation expense recorded for the nine months ended September 30, 2021, $3.6 million relates to restricted shares and $1.8 million relates to unvested options. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively and $0.4 million for the three and nine months ended September 30, 2020. All stock compensation expense recorded in the 2020 periods relates to restricted shares, as no unvested options were outstanding during this period.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2021, certain participants elected to forfeit receipt of an aggregate of 47,128 shares of Class A common stock at a weighted average per share price of $20.55 based on the closing price of our Class A common stock on the dates the shares vested in 2021, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.0 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. Our accruals related to this claim as of September 30, 2021 were sufficient to cover this settlement.

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

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount pending court approval. Our accruals related to this claim as of September 30, 2021 were sufficient to cover this settlement.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws.  Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  September 30, 2021.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis.

We had $29.5 million of outstanding and undrawn letters of credit as of September 30, 2021 and December 31, 2020. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

We sold tractors and trailers to TEL for $1.0 million and $0.0 million during the nine months ended September 30, 2021 and 2020, respectively, and we received $0.7 million and $6.3 million, respectively, for providing various maintenance services, certain back-office functions, building and lot rental, and for miscellaneous equipment for the same periods. There was no equipment purchased from TEL during the nine months ended September 30, 2021 and 2020. Additionally, we paid approximately $0.2 million and $0.1 million to TEL for leases of revenue equipment during each of the nine months ended September 30, 2021 and 2020, respectively. We recognized a net deferral of gains totaling less than $0.1 million and net reversal of previously deferred gains totaling less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third-party. Deferred gains, totaling $0.3 million and $0.2 million at  September 30, 2021 and 2020, respectively, are being carried as a reduction in our investment in TEL. At  September 30, 2021 and  December 31, 2020, we had accounts receivable from TEL of $0.8 million and $0.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2021 net income through September 30, 2021, or $9.6 million. We received $2.0 million of equity distributions from TEL during the nine months ended September 30, 2021.

Our accounts receivable from TEL and investment in TEL as of  September 30, 2021 and December 31, 2020 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2021	December 31, 2020
Accounts receivable from TEL	Driver advances and other receivables	$830	$661
Investment in TEL	Other assets	41,924	34,365

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of September 30,	As of December 31,
	2021	2020
Total Assets	$350,253	$374,591
Total Liabilities	273,870	318,743
Total Equity	$76,383	$55,848

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$27,626	$22,984	$76,063	$72,202
Cost of Sales	3,030	2,748	6,263	10,332
Operating Expenses	16,214	15,184	45,156	51,708
Operating Income	8,382	5,052	24,644	10,162
Net Income	$6,572	$2,729	$19,191	$2,308

Note 12.	Goodwill and Other Assets

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

There was no change to the gross amount of identifiable intangible assets during the nine months ended September 30, 2021. At the end of its useful life, the Landair trade name will have a residual value of $0.5 million. Amortization expense of $3.5 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2021 and  December 31, 2020 is as follows:

(in thousands)	September 30, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(3,811)	10,261
Managed Freight	1,692	(458)	1,234
Warehousing	12,436	(3,368)	9,068
Total customer relationships:	28,200	(7,637)	20,563	105
Total other intangible assets	$34,000	$(12,937)	$21,063

(in thousands)	December 31, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(1,204)	$1,198
Managed Freight	999	(501)	498
Warehousing	999	(501)	498
Total trade name	4,400	(2,206)	2,194	9
Customer relationships:
Dedicated	14,072	(2,931)	11,141
Managed Freight	1,692	(354)	1,338
Warehousing	12,436	(2,591)	9,845
Total customer relationships:	28,200	(5,876)	22,324	114
Total other intangible assets	$34,000	$(9,482)	$24,518

The carrying amount of goodwill was $42.5 million at September 30, 2021 and December 31, 2020, respectively.

Note 13.	Equity

On February 10, 2020, our Board approved the repurchase of up to $20.0 million of our outstanding Class A common stock. The program was suspended on March 26, 2020, with approximately $2.5 million remaining authorized. On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.4 million between January 2021 and April 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. On August 9, 2021, we commenced a modified Dutch tender offer to purchase for cash shares of our Class A common stock for an aggregate purchase price of not more than $40.0 million and at a price per share of not less than $21.00 and not more than $23.00 per share. The tender offer expired on September 3, 2021. Through the tender offer, we accepted for purchase 86,132 shares of our Class A common stock at a purchase price of $23.00 per share for an aggregate purchase price of approximately $2.0 million, excluding fees and expenses. The shares of Class A common stock purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction of retained earnings on the unaudited condensed consolidated balance sheet as of September 30, 2021. Including the tender offer, we repurchased 0.6 million and 1.4 million shares for $10.3 million and $17.5 million during the nine months ended September 30, 2021 and 2020, respectively. We have the ability to repurchase up to $38.0 million of our outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

Note 14.	Liquidity

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $31.5 million and $14.4 million at September 30, 2021 and December 31, 2020, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of September 30, 2021, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $29.5 million, and available borrowing capacity of $80.5 million under the Credit Facility. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

After taking measures in the first half of 2020 to preserve our liquidity in response to the economic uncertainty as a result of COVID-19, we paid down approximately $200.0 million of debt and lease obligations in the latter half of the year. During 2021 we have continued to pay down debt, decreasing our debt and lease obligations by $25.3 million since December 31, 2020 and plan to continue to pay down debt as we are able. If needed, we have other potential flexible sources of liquidity that we can leverage, such as currently unencumbered owned revenue equipment.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future stock repurchases, if any, expected capital expenditures, allocations, and requirements, future customer relationships, expected debt reduction, including future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, expected operating income, future investments in and growth of our segments and services, future market share, expected adjusted operating ratio, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and the impact of our cost saving measures, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, availability of tractors and trailers, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in TEL, the future impact of our restructuring activities, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, including the erosion of available limits in our aggregate insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, and the anticipated impact of the COVID-19 outbreak or other similar outbreaks and related vaccination mandates, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q, our Form 10-Q for the quarter ended June 30, 2021, and our Form 10-K for the year ended December 31, 2020, as amended. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q, our Form 10-Q for the quarter ended June 30, 2021, and our Form 10-K for the year ended December 31, 2020, as amended, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

For the third quarter of 2021, we were pleased to report earnings per share of $0.97, which is the highest earnings for any quarter in the Company's history. In the third quarter we experienced the continuation of an exceptionally strong freight market resulting from growing economic activity, low inventories, and supply chain disruptions, accompanied by constrained capacity due to an intensifying national driver shortage. These conditions have continued into the fourth quarter. Based on our current run-rate, we expect to generate over $1 billion in revenue and the highest annual earnings per share in our history during 2021. Despite these achievements, we remain focused on further improving our profitability, particularly in our Dedicated segment, which fell short of our expectations for the quarter.

Although we are pleased with these results, we recognize the opportunity for further improvement, particularly in our Dedicated segment. We are continuing to work with our Dedicated customers on contract revisions and have given exit notice to certain customers where our efforts have been unsuccessful.  We have a robust pipeline of opportunities for our Dedicated service offering and will continue to transition business to new customers in instances where we are unable to come to terms with existing customers. We expect sequential incremental improvement in our Dedicated service offering’s operating margin in the fourth quarter of 2021.  Our Warehousing service offering fell short of our expectations from a profitability perspective as well.  Building rent on a newly leased facility and increased labor costs resulting from the resurgence of the COVID-19 pandemic in the third quarter were the primary drivers of the decline in profitability.  Going forward, we expect to partially offset these costs with new business and rate increases.

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

Additional items of note for the  third quarter of  2021 include the following:

●

Total revenue of $274.6 million, an increase of 30.2% compared with the third quarter of 2020, and freight revenue (which excludes revenue from fuel surcharges) of $250.3 million, an increase of  27.5% compared with the third quarter of 2020, despite our reduced tractor fleet;

●	Operating income of $20.1 million, compared with $6.8 million in the third quarter of 2020;

●

Net income of $16.4 million, or $0.97 per diluted share, compared with $7.5 million, or $0.43 per diluted share, in the third quarter of 2020. Net income from continuing operations of $16.4 million, or $0.97 per diluted share, compared to $4.7 million or $0.27 per diluted share, in the third quarter of 2020. Net income from discontinued operations of $0.0 million, or $0.00 per diluted share, compared to $2.8 million, or $0.16 per diluted share, in the third quarter of 2020.

●	31% of consolidated total revenue was in our more volatile Expedited reportable segment, as compared to 37% in the second quarter of 2020;

●

Our Managed Freight reportable segment’s total revenue increased to $90.1 million in the 2021 quarter from $47.6 million in the 2020 quarter and the segment had an operating income of $9.3 million in the 2021 quarter compared to $2.1 million in the 2020 quarter;

●

Our equity investment in TEL has fully recovered from the soft equipment market and provided $3.2 million of pre-tax earnings in the third quarter of 2021 compared to $1.2 million in the third quarter of 2020;

●

Since December 31, 2020, total indebtedness, net of cash, decreased by $39.1 million to $62.8 million, and with available borrowing capacity of $80.5 million under our Credit Facility at September 30, 2021, we do not expect to be required to test our fixed charge covenant in the foreseeable future; and

●	Stockholders' equity and tangible book value at September 30, 2021, were $329.9 million and $266.3 million, respectively.

Outlook

For the balance of 2021, our short-term focus will be to continue to improve the profitability of our Dedicated segment and continue working to solidify longer term agreements with certain of our key Expedited and Brokerage customers. The freight environment and our new business pipeline are both currently robust, which we believe will support our commercial plan and offer growth opportunities. Potential headwinds include inefficiencies from re-engineering or replacing certain contracts, driver availability and cost, accident experience, the cost and volatility of claims, general inflation, and supply and demand factors for our customers and our industry.

Over time, we expect our Managed Freight segment’s margin to gravitate toward the mid-single digits and Dedicated's to gravitate toward the mid to high single digits and ultimately double digits. Directionally the margin changes may offset each other to some extent as the freight and driver markets return to more balanced levels.

For the longer term, we expect to continue the execution of our strategic plan, which consists of steadily and intentionally growing the percentage of our business generated by Dedicated, Managed Freight, and Warehousing segments, reducing unnecessary overhead, and improving our safety, service, and productivity. This will be a gradual process of diversifying our customer base with less seasonal and cyclical exposure, implementing more consistent contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas. In addition, we will continue to evaluate organic and acquisition growth opportunities that deliver the required returns. With diligence and accountability, we expect to grow our market share and make consistent progress and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2021	OR %	2020	OR %	2021	OR %	2020	OR %
Total revenue	$274,561		$210,830		$751,775		$613,333
Total operating expenses	254,478	92.7%	204,019	96.8%	702,850	93.5%	636,927	103.8%
Operating income (loss)	$20,083		$6,811		$48,925		$(23,594)

Adjusted Operating Ratio:	2021	Adj. OR %	2020	Adj. OR %	2021	Adj. OR %	2020	Adj. OR %
Total revenue	$274,561		$191,689		$751,775		$402,502
Fuel surcharge revenue	(24,306)		(12,125)		(68,884)		(33,357)
Freight revenue (total revenue, excluding fuel surcharge)	250,255		179,564		682,891		369,145

Total operating expenses	254,478		204,019		702,850		636,927
Adjusted for:
Fuel surcharge revenue	(24,306)		(14,613)		(68,884)		(47,971)
Amortization of intangibles	(1,152)		(1,152)		(3,456)		(3,945)
Bad debt expense associated with customer bankruptcy and high credit risk customers	-		-		-		(2,617)
Insurance policy erosion	-		(4,447)		-		(4,447)
Strategic restructuring adjusting items:
Gain on disposal of terminals, net	-		-		-		5,712
Impairment of real estate and related tangible assets	-		-		-		(9,790)
Impairment of revenue equipment and related charges	-		-		-		(17,604)
Restructuring related severance and other	-		(1,000)		-		(2,791)
Abandonment of information technology infrastructure	-		-		-		(1,048)
Contract exit costs and other restructuring	-		-		-		(695)
Adjusted operating expenses	229,020	91.5%	182,807	93.2%	630,510	92.3%	551,731	97.6%
Adjusted operating income (loss)	$21,235		$13,410		$52,381		$13,631

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

We have four reportable segments, which include:

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

Revenue Equipment

At September 30, 2021, we operated 2,348 tractors and 5,346 trailers. Of such tractors, 1,540 were owned, 670 were financed under operating leases, and 138 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 4,628 were owned, 622 were financed under finance type leases, and 96 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At September 30, 2021, our fleet had an average tractor age of 2.0 years and an average trailer age of 4.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2021 TO three and nine months ended September 30, 2020

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Freight revenue	$250,255	$196,217	$682,891	$565,362
Fuel surcharge revenue	24,306	14,613	68,884	47,971
Total revenue	$274,561	$210,830	$751,775	$613,333

The increase in total revenue resulted from a $42.5 million, $8.4 million, $1.9 million, and $1.2 million increase in Managed Freight, Dedicated, Warehousing, and Expedited freight revenue, respectively, for the three months ended September 30, 2021 and a $100.4 million, $12.4 million, and $9.1 million increase in Managed Freight, Dedicated, and Warehousing freight revenue, respectively, partially offset by a $4.5 million decrease in Expedited freight revenue for the nine months ended September 30, 2021.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Salaries, wages, and related expenses	$87,547	$78,812	$258,609	$235,964
% of total revenue	31.9%	37.4%	34.4%	38.5%
% of freight revenue	35.0%	40.2%	37.9%	41.7%

Salaries, wages, and related expenses for the three and nine months ended September 30, 2021, increased on a dollars basis primarily as the result of substantial cents per mile driver pay increases made effective throughout 2021, management incentive compensation attributable to favorable 2021 results, and increases in contract labor that are primarily the result of the resurgence of the COVID-19 pandemic. The decreases on a percentage basis are due to increased revenue over which to spread those costs.

We believe salaries, wages, and related expenses will continue to increase as a result of driver pay changes put in place in the tight freight market, partially offset by fewer drivers as a result of our change in business model and our smaller fleet. Additionally, we expect salaries, wages, and related expenses to continue to increase period over period as the result of reinstatement of the 401(k) match, wage inflation, and, in certain periods, increased incentive compensation due to improved performance. Driver compensation headwinds are expected to continue for the foreseeable future as a result of the tight driver market being experienced across our industry. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fuel expense	$26,174	$18,061	$75,368	$59,264
% of total revenue	9.5%	8.6%	10.0%	9.7%
% of freight revenue	10.5%	9.2%	11.0%	10.5%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.94 per gallon higher for the quarter ended September 30, 2021 compared with the same quarter in 2020.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total fuel surcharge	$24,306	$14,613	$68,884	$47,971
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	1,852	1,723	5,638	5,823
Company fuel surcharge revenue	$22,454	$12,890	$63,246	$42,148
Total fuel expense	$26,174	$18,061	$75,368	$59,264
Less: Company fuel surcharge revenue	22,454	12,890	63,246	42,148
Net fuel expense	$3,720	$5,171	$12,122	$17,116
% of freight revenue	1.5%	2.6%	1.8%	3.0%

Net fuel expense for the three months ended September 30, 2021, decreased primarily due to higher fuel surcharge recovery, partially offset by slightly higher fuel prices. There were no diesel fuel hedge gains or losses for the quarter compared to $0.1 million of losses for the same 2020 quarter. Also, as a result of the change in our business mix our fleet was more fuel efficient due to less idling and less temperature-controlled freight thus reducing refrigerated trailer fuel expense. As of September 30, 2021, we had no remaining fuel hedging contracts.

For the nine months ended September 30, 2021, net fuel expense decreased primarily due to higher fuel surcharge recovery, partially offset by slightly higher fuel prices. Additionally, there were $0.4 million of diesel fuel hedge gains for the year-to-date period, compared to $0.4 million of losses for the same 2020 period. Also, as a result of the change in our business mix our fleet was more fuel efficient due to less idling and less temperature-controlled freight thus reducing refrigerated trailer fuel expense.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operations and maintenance	$14,933	$11,912	$43,946	$36,956
% of total revenue	5.4%	5.7%	5.8%	6.0%
% of freight revenue	6.0%	6.1%	6.4%	6.5%

The increases in operations and maintenance on a dollar basis for the three months and nine months ended September 30, 2021 were primarily related to an additional $1.7 million and $5.1 million in costs related to the recruitment and onboarding of drivers, respectively, when compared to the prior year periods, despite having a smaller fleet in 2021. This increase is attributable to the extremely tight driver market and our focused effort to seat more of our tractors. Additionally, maintenance costs, including parts and labor, have increased as compared to the prior year periods as a result of the global supply chain disruptions. This was partially offset by a reduction in tolls, cargo damage, and other costs associated with temperature-controlled freight that was exited in the second quarter of 2020 as a result of our business restructuring.

Going forward, we believe this category will increase based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue equipment rentals and purchased transportation	$92,636	$58,604	$225,328	$151,677
% of total revenue	33.7%	27.8%	30.0%	24.7%
% of freight revenue	37.0%	29.9%	33.0%	26.8%

The increases in revenue equipment rentals and purchased transportation for the three and nine months ended September 30, 2021, were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 11.1% for the three months ended September 30, 2020 to 7.8% for the same 2021 period and from 11.4% for the nine months ended September 30, 2020 to 8.4% for the same 2021 period.

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

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating taxes and licenses	$2,687	$2,979	$8,232	$9,555
% of total revenue	1.0%	1.4%	1.1%	1.6%
% of freight revenue	1.1%	1.5%	1.2%	1.7%

The decreases in operating taxes and licenses as a percentage of revenue for the three and nine months ended September 30, 2021 are primarily due to increased revenue over which to spread those costs.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Insurance and claims	$11,023	$13,317	$28,437	$40,491
% of total revenue	4.0%	6.3%	3.8%	6.6%
% of freight revenue	4.4%	6.8%	4.2%	7.2%

Insurance and claims per mile cost decreased to 16.0 cents per mile for the three months ended September 30, 2021 compared to 17.6 cents per mile for the same 2020 quarter and 13.1 cents per mile for the nine months ended September 30, 2021 compared to 17.4 cents per mile for the same 2020 period. The decrease for the three months ended September 30, 2021 is primarily a result of additional premiums in the third of quarter of 2020 as a result of the erosion of our excess insurance coverage layer $9.0 million in excess of $1.0 million. The decrease for the nine months ended September 30, 2021 is primarily a result of the occurrence and development of large claims in the 2020 period partially offset by the 2020 refund of $7.3 million of previously expensed premiums from our commutation of the April 10, 2015 through March 31, 2018 policy for our primary auto liability insurance. Additionally, incident rates during the 2021 periods have decreased as compared to the same 2020 periods.

The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In the second quarter of 2020, as well as in several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to execute the policy release premium refund or commutation option for the auto liability policy for the three years ended March 31, 2021, which could reduce insurance and claims expense by up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy has not yet been made. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of the policy period, and accordingly, no related amounts were recorded at September 30, 2021.

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

The Company expects insurance and claims expense to continue to be volatile over the long-term.  Recently, the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.  These factors caused the Company’s insurance premiums to increase during the April 2020 renewal.

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Communications and utilities	$947	$1,306	$3,325	$4,657
% of total revenue	0.3%	0.6%	0.4%	0.8%
% of freight revenue	0.4%	0.7%	0.5%	0.8%

For the periods presented, the changes in communications and utilities as a percentage of revenue for the three and nine months ended September 30, 2021 is primarily due to increased revenue over which to spread those costs.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General supplies and expenses	$6,037	$7,673	$21,972	$27,568
% of total revenue	2.2%	3.6%	2.9%	4.5%
% of freight revenue	2.4%	3.9%	3.2%	4.9%

The decrease in general supplies and expenses for the three and nine months ended September 30, 2021 primarily relate to 2020 strategic planning and process improvement investments that were part of our organizational restructuring. Additional reserves put in place during the same 2020 period for potentially uncollectible accounts receivable also contributed to the decrease for the nine months ended September 30, 2021.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization	$13,365	$13,428	$41,316	$51,274
% of total revenue	4.9%	6.4%	5.5%	8.4%
% of freight revenue	5.3%	6.8%	6.1%	9.1%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense decreased $0.1 million and $9.5 million to $12.2 million and $37.9 million for the three and nine months ended September 30, 2021, respectively, compared to $12.3 million and $47.3 million in the same 2020 periods. The decreases in depreciation expense are due to the mix change in the overall business that reduced total tractor count and increased utilization, along with reductions in terminals and other capital assets. Amortization of intangible assets was $1.2 million and $3.5 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.9 million for the same 2020 periods. The decrease is a result of the 2020 termination of the non-compete agreement with a former Landair executive partially offset by the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020, as a result of management changes, a change in the branding of the organization, and the expected use of the Landair trade name.

For the remainder of 2021, we expect our average operational fleet size to remain relatively flat at approximately 2,400 tractors.

Gain on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gain on disposition of property and equipment, net	$(871)	$(2,073)	$(3,683)	$(7,048)
% of total revenue	(0.3%)	(1.0%)	(0.5%)	(1.1%)
% of freight revenue	(0.3%)	(1.1%)	(0.5%)	(1.2%)

The decreases in gain on disposition of property and equipment, net for the three months ended September 30, 2021 are primarily the result of timing of the trade cycle of our equipment and the strategic reduction of our tractors that began during the second quarter of 2020. The decreases for the nine months ended September 30, 2021 are primarily the result of the $5.7 million gain on a terminal in the second quarter of 2020, as part of the Company's restructuring plan, partially offset by the timing of the trade cycle of our equipment and the strategic reduction of our tractors that began during the second quarter of 2020.

Impairment of long-lived property and equipment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Impairment of long-lived property and equipment	$-	$-	$-	$26,569
% of total revenue	0.0%	0.0%	0.0%	4.3%
% of freight revenue	0.0%	0.0%	0.0%	4.7%

During the second quarter of 2020, as part of our efforts to restructure the organization, we recognized impairment of $16.8 million on revenue equipment, $7.3 million on a terminal, related leasehold improvements, and equipment, $2.2 million on an office facility held under an operating lease, and $0.2 million on a training and orientation facility. We've incurred no restructuring charges in 2021.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense, net	$724	$1,935	$2,175	$5,917
% of total revenue	0.3%	0.9%	0.3%	1.0%
% of freight revenue	0.3%	1.0%	0.3%	1.0%

The decreases in interest expense, net for the three and nine months ended September 30, 2021 are primarily the result of the reduction of our total indebtedness since the same 2020 periods.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from equity method investment	$3,230	$1,176	$9,572	$971

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The increase in TEL's contributions to our results for the three and nine months ended September 30, 2021 is the result of constricted used equipment capacity in the transportation market. We expect the impact on our earnings for the remaining quarter of 2021 to be consistent with the first nine months of 2021.

Income tax expense (benefit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income tax expense (benefit)	$6,147	$1,339	$15,863	$(7,000)
% of total revenue	2.2%	0.6%	2.1%	(1.1%)
% of freight revenue	2.5%	0.7%	2.3%	(1.2%)

The changes in income tax expense (benefit) were primarily related to the $16.5 million and $84.9 million increases in pre-tax income in the three and nine months ended September 30, 2021, respectively, compared to the same 2020 periods, resulting from the increases in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2021 effective income tax rate to be approximately 27.1%. The actual rate for our year-to-date results differs from the forecasted rate due to discrete items that are recorded directly to tax expense in the quarter incurred. Examples of these discrete items recorded through September 30, 2021 include the impacts of vested stock awards and return to provision adjustments, including adjustments to our state blended rates used to value deferred tax assets and liabilities.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2021 TO three and nine months ended September 30, 2020

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Expedited	$85,289	$78,410	$251,139	$244,347
Dedicated	83,477	71,104	240,791	218,833
Managed Freight	90,072	47,595	213,104	112,695
Warehousing	15,723	13,721	46,741	37,458
Total revenues	$274,561	$210,830	$751,775	$613,333

Operating Income (Loss):
Expedited	$11,064	$2,521	$27,479	$(11,845)
Dedicated	(659)	926	(2,629)	(13,796)
Managed Freight	9,251	2,079	21,510	(893)
Warehousing	427	1,285	2,565	2,940
Total operating income	$20,083	$6,811	$48,925	$(23,594)

The increase in Expedited revenue for the three months ended September 30, 2021 relates to an increase in average freight revenue per tractor per week of 20.8% and a $5.7 million increase in fuel surcharge revenue compared to the 2020 quarter, partially offset by a 156 (or 15.8%) average tractor decrease. The increase in average freight revenue per tractor per week for the quarter ended September 30, 2021 is the result of a 6.2% increase in average miles per unit and a 24.0 cents per mile (or 13.7%) increase in average rate per total mile compared to the 2020 quarter. Expedited team-driven tractors averaged 832 tractors in the third quarter of 2021, a decrease of approximately 7.2% from the average of 896 tractors in the third quarter of 2020.

For the nine months ended September 30, 2021, the change in Expedited revenue relates to an increase in average freight revenue per tractor per week of 33.4% compared to the same 2020 period, partially offset by a 307 (or 26.3%) average tractor decrease related to the exit of the solo-refrigerated business in the second quarter of 2020. The increase in average freight revenue per tractor per week for the nine months ended September 30, 2021 is the result of a 23.5% increase in average miles per unit and a 14.0 cents per mile (or 7.8%) increase in average rate per total mile compared to the same 2020 period. Expedited team-driven tractors averaged 857 tractors for the nine months ended September 30, 2021, a decrease of approximately 1.8% from the average of 872 tractors for the same 2020 period.

The increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week compared to the 2020 quarter as the result of a 43.0 cents per mile (or 23.1%) increase in average rate per total mile compared to the 2020 quarter, as well as a $4.0 million increase in fuel surcharge revenue, partially offset by a 7.9% decrease in average miles per unit. Average tractors remained comparable to the three months ended September 30, 2020 at 1,538 tractors.

For the nine months ended September 30, 2021, the increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week compared to the same 2020 period as the result of a 25.0 cents per mile (or 13.4%) increase in average rate per total mile, partially offset by a 5.0% decrease in average miles per unit as compared to the same 2020 period. Additionally, fuel surcharge revenue increased $9.5 million compared to the 2020 period. These increases were partially offset by a 23 (or 1.4%) average tractor decrease as a result of not renewing underperforming contracts.

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

In addition to the changes in revenue described above for the three and nine months ended September 30, 2021, the change in operating income for the three months ended September 30, 2021, resulted from a $35.3 million, $14.0 million, and $2.9 million increase in Managed Freight, Dedicated, and Warehousing operating expenses, respectively, partially offset by a $1.7 million decrease in Expedited operating expenses. For the nine months ended September 30, 2021, the change in operating income resulted from a $78.0 million, $10.8 million, and $9.7 million increase in Managed Freight, Dedicated, and Warehousing operating expenses, respectively, partially offset by a $32.5 million decrease in Expedited operating expenses.

The decrease in Expedited operating expenses for the three months ended September 30, 2021, is primarily the result of a 15.8% average operating fleet reduction and 2020 restructuring costs, partially offset by higher variable costs associated with driver pay increases. The decrease in Expedited operating expenses for the nine months ended September 30, 2021, is primarily the result of the restructuring costs incurred in 2020 related to downsizing our solo-driver refrigerated, one-way irregular routes, and other less profitable operations, as well as a decrease in insurance and claims expense and a 26.3% reduction in average operating fleet. The increase in Dedicated operating expenses for the three and nine months ended September 30, 2021 primarily related to driver pay increases and increased driver recruiting costs, partially offset by the aforementioned 2020 restructuring costs.

The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. The increase for Warehousing was primarily driven by the new customer business that began operations during the latter portion the third quarter of 2020, as well as increased contract labor costs as a result of the resurgence of the COVID-19 pandemic and escalating real estate costs for a newly leased facility.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward contract based operations to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $31.5 million and $14.4 million at September 30, 2021 and December 31, 2020, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.0 years at September 30, 2021, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2021 and December 31, 2020 we had $85.0 million and $110.4 million in debt and lease obligations, respectively, consisting of the following:

●	No and $15.0 million outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note;

●	$8.6 million and $17.8 million in revenue equipment installment notes, respectively;

●	$21.8 million and $22.7 million in real estate notes, respectively;

●	No deferred loan costs (which reduce long-term debt) as of September 30, 2021 and $0.1 million as of December 31, 2020;

●	$13.3 million and $16.4 million of the principal portion of financing lease obligations, respectively; and

●	$41.4 million and $38.5 million of the operating lease obligations, respectively.

The decrease in our revenue equipment installment notes and financing lease obligations was primarily due to a strategic decision to reduce our debt and lease obligations through the third quarter of 2021. The increase in operating lease obligations was primarily due to the addition of a leased property related to a specific customer, partially offset by amortization of the operating lease liability.

As of September 30, 2021, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $29.5 million, and available borrowing capacity of $80.5 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the nine months ended September 30, 2021 totaled $19.4 million of proceeds, as compared to $22.9 million of proceeds for the prior year period. In the nine months ended September 30, 2021, we took delivery of approximately 193 new tractors and 27 new trailers, while disposing of approximately 344 used tractors and 496 used trailers. Our current fleet plan for fiscal 2021 includes the delivery of an additional 98 new company replacement tractors and no additional new trailer deliveries. For the remainder of 2021, we expect our average operational fleet size to remain relatively flat at approximately 2,400 tractors. Net gains on disposal of equipment and real estate in the nine months ended 2021 were $3.7 million compared to $7.0 million in the same prior year period. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

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

Cash Flows

Net cash flows provided by operating activities increased to $68.2 million for the nine months ended September 30, 2021, compared to $25.0 million for the same 2020 period, primarily due to a $60.1 million increase in net income, partially offset by decreases to non-cash expenses compared to the prior year period.

Net cash flows provided by investing activities were $22.0 million for the nine months ended September 30, 2021, compared to $131.0 million in the same 2020 period. The change in net cash flows provided by investing activities was primarily the result of the 2020 disposal of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our former Factoring reportable segment as well as the 2020 disposal of our Orlando and Hutchins properties. The change is also due to the timing of our trade cycle whereby we took delivery of approximately 193 new company tractors and disposed of approximately 344 used tractors in the 2021 period compared to delivery and disposal of approximately 86 and 391 tractors, respectively in the same 2020 period.

Net cash flows used by financing activities were approximately $76.4 million for the nine months ended September 30, 2021, compared to $185.8 million in the same 2020 period. The change in net cash flows used by financing activities was primarily a function of net repayments of $63.9 million in the 2021 period compared to $166.7 million in the 2020 period relating to notes payable, the Draw Note, and our Credit Facility. Additionally, we repurchased $10.3 million and $17.5 million shares of our Class A common stock during the nine months ended September 30, 2021 and 2020, respectively.

On February 10, 2020, our Board approved the repurchase of up to $20.0 million of our Class A common stock. The program was suspended on March 26, 2020 with approximately $2.5 million remaining authorized.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.4 million between January 2021 and April 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. On August 9, 2021 we commenced a modified Dutch tender offer to purchase for cash shares of our Class A common stock for an aggregate purchase price of not more than $40.0 million and at a price per share of not less than $21.00 and not more than $23.00 per share. The tender offer expired on September 3, 2021. Through the tender offer, we accepted for purchase 86,132 shares of our Class A common stock at a purchase price of $23.00 per share for an aggregate purchase price of approximately $2.0 million, excluding fees and expenses. The shares of Class A common stock purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction of retained earnings on the unaudited condensed consolidated balance sheet as of September 30, 2021. Including the tender offer, we repurchased 0.6 million and 1.4 million shares for $10.3 million and $17.5 million during the nine months ended September 30, 2021 and 2020, respectively. We have the ability to repurchase up to $38.0 million of the Company's outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2021, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2020 Form 10-K, as amended, other than those discussed above.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. Our accruals related to this claim as of September 30, 2021 were sufficient to cover this settlement.

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

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including Covenant Transport on April 23, 2020. The lawsuit claims that the named defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount, pending court approval. Our accruals related to this claim as of September 30, 2021 were sufficient to cover this settlement.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2021.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2020, as amended, and our Form 10-Q for the quarter ended June 30, 2021, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “Increased prices for new revenue equipment, design changes of new engines, future uses of autonomous tractors, volatility in the used equipment market, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability,” from our Annual Report Form 10-K for the year ended December 31, 2020, as amended, as set forth below. The risk factors set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2020, as amended, and our Form 10-Q for the quarter ended June 30, 2021. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

The new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect on our business, financial condition, and results of operations.

On November 5, 2021, the Department of Labor's Occupational Safety and Health Administration ("OSHA") published an interim final rule (the "Emergency Rule") requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work and wear a face covering while indoors or when occupying a vehicle with another person for work purposes. Employers will be required to comply with the Emergency Rule starting December 6, 2021, except for the provision requiring COVID-19 testing for employees who are not fully vaccinated, which will have a compliance date of January 4, 2022. We are still in the process of determining how the Emergency Rule will apply to our employees, including our professional truck drivers, as well as the impact on our team drivers and our interactions with customers and others at shipping facilities. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. If the Emergency Rule is interpreted as applying to drivers, it would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.  Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance. Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to risk with respect to higher prices for new tractors. We have at times experienced an increase in prices for new tractors and the resale values of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips, steel, and other component parts and supplies, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended September 30, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-30, 2021	-	$-	-	$31,621,977
August 1-31, 2021	-	-	-	40,000,000
September 1-30, 2021	86,132	23.00	86,132	38,018,964
Total	86,132		86,132	$38,018,964

(1)

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.4 million between January 2021 and April 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. On August 9, 2021, we commenced a modified Dutch tender offer to purchase for cash shares of our Class A common stock for an aggregate purchase price of not more than $40.0 million and at a price per share of not less than $21.00 and not more than $23.00 per share. The tender offer expired on September 3, 2021. Through the tender offer, we accepted for purchase 86,132 shares of our common stock at a purchase price of $23.00 per share for an aggregate purchase price of approximately $2.0 million, excluding fees and expenses. We have the ability to repurchase up to $38.0 million of our outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: November 5, 2021	By:	/s/ Joey B. Hogan
Joey B. Hogan
President and Principal Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer