Form 10-K
period 2021-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2022-02-28
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $248.3 million (based upon the $20.68 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 24, 2022, the registrant had 14,467,974 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 18, 2022, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our restructuring activities, strategic plan, and other strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay and the impact of our cost-saving measures, expected improvements to financial and operational measures, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our segments, future insurance and claims levels and expenses, including the erosion of available limits in our aggregate insurance policies, future impact of pending litigation, future tax rates, expense, and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future investments in and the growth of individual segments and services, expected capital expenditures (including the future mix of lease and purchase obligations), future asset dispositions, future asset utilization and efficiency, future fleet size, management, and upgrades, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in Transport Enterprise Leasing, LLC (“TEL”), any future indemnification obligations related to the Transport Financial Services (“TFS”) Portfolio, future customer relationships, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, future repurchases, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of the COVID-19 outbreak or other similar outbreaks and related vaccination mandates on our business and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "mission," "anticipates," "plans," “outlook,” “focus,” “seek,” “potential,” “continue,” “goal,” “target,” “objective,” "intends," derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,300 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2021 revenue. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., and Landair Leasing, Inc., (“Landair”), is an example of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems.

As our fleet has grown over three and a half decades and our service platform matured, several important trends dramatically affected the truckload industry and our business. First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors. Second, the cost structure of the truckload business rose dramatically, particularly equipment, driver wages, insurance premiums, and, at times, fuel prices, impacting us and our customers' freight decisions. Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency. Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified driver applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

In 2020, we implemented a number of operational adjustments as part of our strategic plan, including: 1) the disposition of three separate facilities within our terminal network, 2) a fleet reduction of approximately 600 tractors and 1,100 trailers, 3) the disposition and discontinuation of our Factoring reportable segment and 4) a reduction in force of our non-driver employees. As a result of these strategic changes, it is difficult to compare 2020 to other years. We are proud of the operational improvements we have made, especially in light of headwinds we faced around the COVID-19 pandemic, rising casualty insurance costs and the challenging supply shortage of professional drivers. We believe we have made significant progress in achieving our strategic plan, but remain focused on seven initiatives that fall under the following key tenets:

●     Organizational Excellence and Entrepreneurial Spirit. In 2021, we made further refinements to our management team, added talent, and implemented additional best practices to bring a new focus to metrics, accountability and ownership.

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

●    Rigorous Capital Allocation Process. Our senior management evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. Our leverage ratio decreased in both 2021 and 2020 as compared to the respective prior years, as we remain focused on investing capital when we can obtain acceptable returns while maintaining our current leverage. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability. In the first quarter of 2022, due to our improved results, we have implemented a quarterly cash dividend program of $0.0625 per share, subject to quarterly approval by our Board of Directors, and adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under our current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock.

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

●   Safety. The Company experienced its safest year on record in 2021, as measured by accident rates. The DOT accident rate per million miles, as defined by the Federal Motor Carrier Safety Administration ("FMCSA"), decreased 11% year over year and was the lowest in the Company’s history. The critical accident rate per million miles, certain accident types defined internally by the Company, decreased 17% year over year and was the lowest in the Company’s history. We believe that the key to the improved safety results is a combination of continual training, consistent and proactive coaching, utilizing proven safety technologies, and consistent collaboration between all of our business units. Also, the expansion of our safety training program is expected to allow us to further increase new driver training, provide specific training, and sustain consistent messaging around the culture of safety.  We are looking forward in the coming year to be part of several pilot programs, including the Safe Driver Apprenticeship Program and a new pilot with E-Smart, an advanced driver assistance system. We also have developed a robust 2022 enterprise safety tactical plan that will continue to drive sustainability across our enterprise.

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the Landair Acquisition in 2018; consolidation of our back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; and sale of TFS. Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company. However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and independent contractors, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 2.1 years, compared to an average U.S. Class 8 tractor age of approximately 7.3 years in 2019. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

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

Lastly, to further our goal of becoming more critical throughout the supply chain, we offer day-to-day warehouse management services through our Warehousing reportable segment. At this point we own no Warehouse facilities but either lease space coterminous with the underlying customer contract or manage the customer's facility.

Our combined asset based and non-asset based capabilities, allow us to transport many types of freight for a diverse customer base. We concentrate on service offerings where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers. The primary service offerings are further described below:

●

Expedited: In our Expedited business, we operate approximately 850 tractors substantially all of which are driven by two-person driver teams. The Expedited reportable operating segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: In our Dedicated business, we operate approximately 1,450 tractors, substantially all of which are driven by a solo driver. The Dedicated segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. Many of our Dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards.

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

The following table reflects the size of each of our reportable segments measured by 2021 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	32%
Dedicated	31%
Managed Freight	31%
Warehousing	6%
Total	100%

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

A summary of these metrics for our Expedited segment for 2021 and 2020 is as follows:

	2021	2020
Average freight revenue per total mile	$1.97	$1.82
Average miles per tractor	172,080	144,636
Average freight revenue per tractor per week	$6,498	$5,031

A summary of the key performance metrics for our Dedicated segment for 2021 and 2020 is as follows:

	2021	2020
Average freight revenue per total mile	$2.19	$1.88
Average miles per tractor	81,284	85,284
Average freight revenue per tractor per week	$3,417	$3,066

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

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $14.8 million in 2021 and $3.9 million in 2020.

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

We had no customers and one customer that accounted for more than 10% of our consolidated revenue in 2021 and 2020, respectively. Such customer for 2020 was serviced by our Expedited, Dedicated, and Managed Freight segments. Our top ten customers accounted for approximately 53% and 48% of our total revenue in 2021 and 2020, respectively.

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

Despite our reduced fleet, driver recruitment and retention remained extremely challenging in 2021, as the COVID-19 pandemic has continued to slow the ability to train, test, and license drivers. Other employment opportunities have attracted professional drivers away from trucking. Our average number of teams as a percentage of our fleet increased for 2021 as compared to 2020. Our average open tractors, including wrecked tractors, increased to 7.3% for the year ended December 31, 2021, from approximately 4.7% for the year ended December 31, 2020.

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

We continue to educate our drivers and non-driver personnel regarding the FMCSA Compliance Safety Accountability program ("CSA"). We believe CSA, in conjunction with other U.S. Department of Transportation ("DOT") regulations, including those related to hours-of-service and ELDs, has reduced and will likely continue to impact effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that are able to successfully manage this regulation-laden environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

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

We are not a party to any collective bargaining agreement. At December 31, 2021, we employed approximately 3,000 drivers and approximately 1,500 non-driver personnel. At December 31, 2021, we engaged 159 independent contractor drivers.

Revenue Equipment

At December 31, 2021, we operated 2,291 tractors and 5,331 trailers. Of such tractors, 1,467 tractors were owned, 665 tractors were financed under operating leases, and 159 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 4,607 trailers were owned, 103 trailers were financed under an operating lease or as short-term rentals, and 621 trailers were financed under finance leases. Furthermore, at December 31, 2021, approximately 79% of our trailers were dry vans, and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2021, our tractor fleet had an average age of approximately 2.1 years, and our trailer fleet had an average age of approximately 5.1 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2021, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

Over the past decade, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market. This has substantially increased our costs of operation. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, and which could lead to, among other things, higher maintenance expense and driver retention.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced volatile freight demand, increased fuel costs, tight new and used equipment market, scarcity of qualified truck drivers, and regulations that limit productivity. In 2021, the rates increased from 2020, and costs such as driver pay also increased. For at least the first few months of 2022, we anticipate a strong freight market accompanied by constrained capacity due to a national driver and equipment shortage. We expect cost pressure to persist even if freight demand moderates. We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

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

Regulation

Transportation Regulations

Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency ("EPA"), the Department of Homeland Security ("DHS"), and the U.S. Department of Defense also regulate our equipment, operations, drivers, and environment.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and it remains unclear what, if anything, will come from such challenges. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. All of our subsidiaries with operating authority currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit." Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act (as defined below) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA also indicated that it is in the early phases of a new study on the causation of crashes. Although it remains unclear whether such study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regards to safety and fitness.

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

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the, Fixing America's Surface Transportation Act (the "FAST Act"), which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, effective November 2021, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

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

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years, which extends the compliance date to February 2022. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. The effect of these rules, to the extent they become effective, could result in a decrease in driver availability, which could adversely affect our business or operations.

The Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to help the industry’s ongoing driver shortage. The program is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

In December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize ("PRO") Act, which was passed by the House of Representatives and received by the Senate in March 2021 and remains with the Senate's Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the United States Supreme Court (the “Supreme Court”) to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction will remain in place until the Supreme Court makes a decision on whether to proceed in hearing the case. While the stay of the AB5 mandate provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

Environmental Regulations

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our tractor terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks, and fueling islands. A certain portion of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations, and another portion consists of high security cargo such as arms, ammunition, and explosives, which subjects us to a myriad of regulatory requirements concerning the storage, handling and transportation of hazardous materials, chemicals, and explosives. Accidents or malfeasance involving these services or cargo, or a failure of a product (including as a result of cyberattack), could cause personal injury, loss of life, damage or destruction of property, equipment or the environment, or suspension of operations, any of which could materially and adversely affect our operations and profitability. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards"). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2021 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed rulemaking for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” and anticipates taking final action as soon as 2022. The EPA is targeting 2027 for these new standards to take effect and is also working on enacting more stringent greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

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

Executive and Legislative Climate

It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Build Back Better Act (the “BBB”), which passed the U.S. House of Representatives, but is facing resistance in the U.S. Senate. As currently proposed, the BBB would impact transportation by allocating funds to address various industry related issues such as port congestion and traffic safety enforcement. The bill also promotes a myriad of low-emission programs, transit services and clean energy projects, as well as funding for climate change research. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

President Biden also has indicated an intention to make substantial changes to the current U.S. tax laws during his administration, including changes to the way capital gains are treated. Any changes to U.S. tax laws may have an adverse impact on our business and profitability.

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

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Among provisions in the law specific to trucking is the aforementioned apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. It remains unclear how the IIJA will be implemented into and effect our industry. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry, the FMCSA issued and/or extended various temporary responsive measures throughout the year. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

In November 2021 the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the Supreme Court. Any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any vaccination, testing or mask mandates that are interpreted as applying to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

Fuel Availability and Cost

The cost of fuel trended higher in 2021 as compared to 2020, as demonstrated by an increase in the Department of Energy ("DOE") national average for diesel to approximately $3.29 per gallon for 2021 compared to $2.55 per gallon for 2020. There were $0.4 million of fuel hedging gains in 2021 compared to $0.3 million of losses in 2020.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. At December 31, 2021, we had no forward futures swap contracts on diesel. We had no fuel hedging contracts at December 31, 2021, and at December 31, 2020, the fair value of our fuel hedging contracts represented a $0.2 million asset.

Seasonality

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited segment, historically has experienced a greater reduction in first quarter demand than our other operations. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, (vii) industry compliance with ongoing regulatory requirements, (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of the COVID-19 pandemic; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities, or at customer, port, border crossing or other shipping-related facilities; (xii) increases in interest rates, fuel taxes, insurance, tolls, and license and registration fees; and (xiii) rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, further developments in the COVID-19 pandemic, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Our initiatives include continuing to steadily and intentionally grow the percentage of our business generated by Dedicated, Managed Freight, and Warehousing segments, selectively investing in the Expedited segment, reducing unnecessary overhead, improving our safety, service, and productivity, diversifying our customer base, improving customer contracts, and investing in systems, technology, and people to support the growth of previously under-invested areas. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in and expansion of our business. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, COVID-19 mitigation measures, such as vaccine, testing, and mask requirements, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

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

As independent business owners, independent contractors may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time. Additionally, independent contractors may be unable to obtain or retain equipment financing, which could affect their ability to continue to act as a third-party service provider for the Company. In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our relationship with customers and our results of operations.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, weather events and other natural disasters, which could increase in frequency and severity due to climate change, as well as other man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially and adversely affect our business, financial condition, and results of operations.

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

Our Managed Freight segment is dependent upon the services of third-party capacity providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages increased equipment prices, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited segment, historically has experienced a greater reduction in first quarter demand than our other operations. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Insurance carriers have recently raised premiums for our industry, and premiums in the near term are expected to continue to increase. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer certain insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may materially adversely affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For discussion regarding the erosion of the $9.0 million in excess of $1.0 million coverage layer for the policy period that ran from April 1, 2018 to March 31, 2021, please see "Insurance and Claims" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, the U.S. Department of Defense, and other agencies in states in which we operate. The sections of Environmental and Other Regulation included in “Regulation” under “Item 1. Business” discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations. Our recent acquisition of an arms, ammunitions, and explosives (“AA&E) carrier requires us to meet stringent rules relating to those operations and failure to comply could result in loss of all business purchased and our related investment. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

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

Certain of our subsidiaries are currently exceeding the established intervention thresholds in a number of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. For further discussion of the CSA program, please see "Regulation" under “Item 1. Business.”. Insofar as any changes in the CSA Program increase the likelihood of us receiving unfavorable scores or mandate FMCSA to restore public access to scores, it could adversely affect our results of operation and profitability.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

All of our motor carriers currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. One of our motor carriers, through which we operate over half of our tractors, is at greater risk of a DOT Compliance Review as a result of its CSA Scores. In the event of a DOT Compliance Review, we believe there is a possibility of a conditional rating at such motor carrier. If any of our motor carriers receive a conditional or unsatisfactory rating, certain provisions in customer contracts could allow the customer to reduce or terminate their relationship, it could affect our insurance costs and our ability to self-insure for personal injury and property damage relating to the transportation of freight, and it could materially adversely affect our business, financial condition, and results of operations. For further discussion of the DOT safety rating, please see "Regulation" under “Item 1. Business.”.

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

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been and currently are subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants. We recently acquired a business that hauls arms, ammunitions, and explosives (“AA&E”) that could increase our exposure if there were an accident involving this freight.

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

Increasing attention on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price.

We recently published our Corporate Social Responsibility Report. This report reflects our current initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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

Our indebtedness and finance and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, finance leases, operating leases, and encumbered assets, we believe:

●	our vulnerability to adverse economic and industry conditions and competitive pressures is heightened;
●	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for our operations, capital expenditures, and future business opportunities;
●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
●	our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;
●	our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes may be limited;
●	it may be difficult for us to comply with the multitude of financial covenants, borrowing conditions, or other obligations contained in our debt agreements, thereby increasing the risk that we trigger certain cross-default provisions;
●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders;
●	we may be placed at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us; and
●	our results of operations and cash flows are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements may be affected by any such fluctuations;

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us. Finally, we may be unsuccessful in our strategy to maintain lower leverage than we have historically.

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

We are subject to risk with respect to higher prices for new tractors, including significant increase in recent quarters. We have at times experienced an increase in prices for new tractors and the resale values of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

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

In May 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller. We account for our investment in TEL using the equity method of accounting. TEL faces several risks similar to those we face and additional risks particular to its business and operations. TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments. In 2019, TEL had a significant customer that declared bankruptcy, which resulted in a reduction in TEL’s profitability into 2020. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past. There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale. As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

TEL's majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There is no assurance that we will be able to agree on any proposed sale or transfer of interests in TEL, whether by us or the other owners.

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

During the third quarter of 2020, we sold substantially all of the operations and assets of TFS. In connection with the sale of TFS’ assets, we agreed to indemnify the purchaser of TFS’ assets for certain advances we made to specified clients prior to the sale. We are responsible for and will indemnify the purchaser for 100% of the first $30 million of any losses incurred by the purchaser related to these advances, and for 50% of the next $30 million of any losses incurred by the purchaser, for total indemnification by us of $45.0 million (the "TFS Settlement"). Our indemnification obligations are secured by certain revenue equipment.

During the fourth quarter of 2020, triggering events caused us to assess our likely indemnification obligation, which resulted in recording a $44.2 million contingent loss charge, which reflects nearly all of our potential exposure. During the first quarter of 2021, we received an indemnification call of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, the purchaser of TFS’ assets was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of December 31, 2021, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $5.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2021, we had goodwill of $42.5 million and other intangible assets of $20.5 million, solely from the Landair Acquisition. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 11% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 32% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire Board of Directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Third Amended and Restated Articles of Incorporation (“Articles of Incorporation”), our Sixth Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board of Directors or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board of Directors to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

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

We cannot guarantee the timing or amount of repurchases of our Class A common stock, or the declaration of future dividends, if any.

The timing and amount of future repurchases of our Class A common stock, including repurchases under our current stock repurchase program authorizing the purchase of up to $38 million of our Class A common stock, as well as the declaration of future dividends, is at the discretion of our Board of Directors and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors our Board of Directors deems relevant. While it is expected that we will continue to pay a quarterly dividend under the dividend program initiated in January 2022, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

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

We have experienced an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, including its variants, which have disrupted our operations, particularly for our maintenance personnel. Our operations, particularly in areas of increased COVID-19 infections could be disrupted. Furthermore, government vaccine, testing, and mask mandates could increase our turnover and make recruiting more difficult, particularly among our driver, warehouse, and maintenance personnel. See "Other Regulation" in Part I, Item 1 of this Annual Report, for additional details regarding COVID-19 vaccine, testing, and mask mandates.

Negative financial results, operational disruptions and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, adversely impact the ability of our customers to pay for our services, make it more difficult to obtain amendments, extensions, and waivers, and adversely impact our ability to effectively meet our short- and long-term obligations.

The outbreak of COVID-19 has significantly increased uncertainty in the economy. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results”.

Short-term and long-term developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, vaccine hesitancy, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

As of February 24, 2022, we had approximately 74 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of February 24, 2022, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

Dividend Policy

On January 26, 2022, our Board of Directors approved a quarterly cash dividend program of $0.0625 per share subject to quarterly approval by our Board of Directors. Our Board of Directors has approved the first dividend, which will be for stockholders of record as of March 4, 2022, and payable on March 25, 2022. It is the current intention of our Board of Directors to continue to pay a quarterly dividend under the dividend program, however, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any. The payment of cash dividends is currently limited by our financing arrangements. Future payments of cash dividends will depend upon our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors our Board of Directors deems relevant.

See "Equity Compensation Plan Information" under Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Operating Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. In 2020, we discontinued our solo-driver refrigerated services. Within our Dedicated reportable segment we have continued reducing our business with less profitable customers while working to grow our relationships with customers that are more profitable. We have a robust pipeline of opportunities for our Dedicated service offering and will continue to transition business to new customers in instances where we are unable to come to terms with existing customers. Managed Freight produced record performance in 2021 as a result of strong execution and effective coordination with our Expedited and Dedicated segments, while Warehousing grew revenue, but fell short of our 2021 margin goals as a result of start-up rent on a new facility and increased labor costs. The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2021	2020
Revenues:
Expedited	$337,063	$320,202
Dedicated	324,541	288,652
Managed Freight	321,236	177,579
Warehousing	63,163	52,128
Total revenues	$1,046,003	$838,561

During 2020 we strategically repositioned our enterprise around our reportable segments, reduced our fixed overhead and capital deployed in non-core businesses, flattened our management structure, and improved our margins on an adjusted basis. At the same time, we paid down over $200 million in debt and lease obligations. As a result of those changes, for 2020 we incurred approximately $69 million non-cash restructuring related charges, including an approximately $44 million contingent loss charge in relation to our discontinued TFS factoring business in the fourth quarter of 2020. Our results for 2021 exhibited the power of these changes to our operating model and show what our team can accomplish with diligent execution and teamwork.

The following is a summary of infrequent and non-cash transactions that occurred during 2020:

(in thousands)	Twelve Months Ended December 31, 2020
Intangible asset amortization	$5,097
Bad debt expense associated with customer bankruptcy and high credit risk customers	2,617
Insurance policy erosion	4,447
Strategic restructuring adjusting items:
Discontinued operations loss contingency, net	40,431
Gain on disposal of terminals, net	(4,740)
Impairment of real estate and related intangible assets	9,790
Impairment of revenue equipment and related charges	17,604
Restructuring related separation and other	4,334
Abandonment of information technology infrastructure	1,048
Contract exit costs and other restructuring	695
Total pre-tax adjustments	$81,323

Our consolidated financial results are summarized as follows:

●	Total revenue was $1,046.0 million, compared with $838.6 million for 2020, and freight revenue (which excludes revenue from fuel surcharges) was $949.9 million, compared with $776.2 million for 2020;
●	Operating income from continuing operations was $67.2 million, compared with operating loss from continuing operations of $14.0 million for 2020;
●

Net income was $60.7 million, or $3.57 per diluted share, compared with net loss of $42.7 million, or $2.46 per diluted share, for 2020; Net income from continuing operations was $79.2 million, or $3.42 per diluted share, for 2021 compared to $16.9 million net loss from continuing operations or $0.81 per diluted share in 2020. Net income from discontinued operations of $2.5 million, or $0.15 per diluted share, for 2021 compared to net loss from discontinued operations of $28.6 million, or $1.65 per diluted share in 2020;

●	With available borrowing capacity of $83.6 million under our Credit Facility as of December 31, 2021, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $14.8 million of pre-tax earnings in 2021, compared to $3.9 million for 2020;
●	Since December 31, 2020, total indebtedness, net of cash, decreased by $36.1 million to $65.8 million;
●	Leverage ratio (average total indebtedness, net of cash, divided by the sum of operating income (loss, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 0.72 at December 31, 2021, compared to 2.89 at December 31, 2020;
●	Stockholders' equity at December 31, 2021 was $349.7 million; and
●	Tangible book value per end-of-quarter basic share at December 31, 2021 was $17.10, compared to $13.03 at December 31, 2020.

COVID-19

The health and safety of our team members and the community is our first priority. To protect our customers, teammates, and communities, while we continue to operate we:

●	continue to execute our Infectious Disease Response Plan and Incident Management Crisis Response Protocols;
●	follow our established process for the reporting of COVID-19 symptoms, exposures and positive test results of teammates. This reporting process enables us to follow appropriate quarantine protocols and to communicate to our workforce in a timely and appropriate manner;
●	communicate with teammates through videos, virtual meetings and emails about safety protocols and CDC requirements and recommendations;
●	continue increased sanitation protocols to sanitize equipment and common areas multiple times per day in order to mitigate risk and exposure situations;
●	promote hygiene practices recommended by the CDC, including social distancing requiring six or more feet between teammates where possible, and staggered work times;
●	support work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace many of our in-person meetings; and
●	follow a comprehensive Return to Office Program of Guidelines to manage a phased, measured approach and to prepare our higher density locations with safety modifications, signage and process changes to promote a safe work environment.

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

Outlook

Going forward, we intend to steadily and intentionally grow the percentage of our revenue generated by Dedicated, Managed Freight, and Warehousing segments, while selectively investing in the Expedited segment to remain a leader in that sector. At the same time, we will continue to diligently pursue reducing unnecessary overhead, improving our safety, service, and productivity, diversifying our customer base with less seasonal and cyclical exposure, improving customer contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas. Over time, we expect Expedited and Dedicated to generate high single-digit to low double-digit operating margins, and Managed Freight and Warehousing to generate mid-to-high single-digit operating margins. Based on our expected asset intensity, these operating margins should produce double-digit returns on invested capital.

With diligence and accountability, we expect to grow our market share organically and through acquisitions, continue to improve our operations, and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation. Based on our anticipated cash flow generation profile, we will be able to continue our cash dividend program and evaluate a full range of capital allocation alternatives, including debt paydown, organic growth, acquisition and disposition opportunities, and stock repurchases.

Our outlook is positive for continued operational progress during 2022. For at least the first few months of 2022, we anticipate a strong freight market accompanied by constrained capacity due to a national driver and equipment shortage. During this period, we expect a continuation of significant increases in pricing and operating costs, and we expect to continue to improve the margin expectation in certain Dedicated contracts and the duration of fleet commitments in certain Expedited contracts. Later in the year, we expect demand to become more balanced as supply chains gain fluidity, economic growth potentially slows, and consumer spending on services rebounds.

We expect cost pressure to persist even if freight demand moderates. From wages and insurance, to equipment and parts, to fuel prices and interest rates, the cost of our business is increasing. During the first half of 2022, we will have difficult comparisons due to unusually low insurance and claims and overhead expense during the 2021 period. Overall, absent a substantial, near-term deterioration in market forces, we expect a combination of pricing gains, improvement in our Dedicated segment, revenue growth, and continued focus on cost control, to support 2022 operating results similar to those in 2021, although the timing of various market factors and the speed of our execution could cause a range of possible results.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2021	2020
Revenue:
Freight revenue	$949,913	$776,218
Fuel surcharge revenue	96,090	62,343
Total revenue	$1,046,003	$838,561

The increase in freight revenue resulted from a $143.7 million, $21.4 million, and $10.8 million increase in Managed Freight, Dedicated, and Warehousing freight revenue, respectively, partially offset by a $2.1 million decrease in freight revenue from our Expedited reportable segment.

Our Expedited total revenue increased $16.9 million, as fuel surcharge revenue increased $19.0 million and freight revenue decreased $2.1 million. The decrease in 2021 Expedited freight revenue relates to a 254 (or 22.9%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 29.2% compared to 2020. The increase in average freight revenue per tractor per week is the result of an approximately 19.0% increase in average miles per tractor and an 8.3%, or 15.0 cents per mile, increase in average rate per total mile when compared to 2020. Seated team driven tractors decreased approximately 6.2% to an average of 784 teams in 2021 from 836 teams in 2020.

Our Dedicated total revenue increased $35.9 million, as freight revenue increased $21.4 million and fuel surcharge revenue increased $14.5 million. The increase in 2021 Dedicated freight revenue relates to an increase in average freight revenue per tractor per week of 11.5%, partially offset by a 40 (or 2.5%) average tractor decrease, compared to 2020. The increase in average freight revenue per tractor per week is the result of a 16.6%, or 31.2 cents per mile increase in average rate per total mile, partially offset by 4.7% fewer miles per tractor. As part of our focus to improve Dedicated profitability we seek to continue to improve revenue per tractor per week in 2022.

Managed Freight total revenue increased $143.7 million in 2021 compared to 2020 as the result of a robust freight market, executing various spot rate opportunities, and handling overflow freight from both our Expedited and Dedicated truckload operations.

The $11.0 million increase in Warehousing revenue is primarily the result of new customer business that began operations during the third quarter of 2020.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2021	2020
Salaries, wages, and related expenses	$350,246	$315,023
% of total revenue	33.5%	37.6%
% of freight revenue	36.9%	40.6%

The increase in salaries, wages, and related expenses on a dollars basis is primarily due to substantial cents per mile driver pay increases made throughout 2021, management incentive compensation attributable to favorable 2021 results, and increases in contract labor and workers' compensation costs for 2021 compared to 2020. The increase in driver pay was partially offset by a 7.7% decrease on total miles compared to 2020. The decreases on a percentage basis are due to increased revenue over which to spread those costs.

We believe salaries, wages, and related expenses will continue to increase going forward as a result of driver pay changes put in place in the tight freight market. Additionally, we expect salaries, wages, and related expenses to continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In addition to the driver pay increases put into place during the fourth quarter of 2020 for our Dedicated reportable segment, in 2021 we implemented the largest driver pay increases in our history. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2021	2020
Fuel expense	$103,641	$77,443
% of total revenue	9.9%	9.2%
% of freight revenue	10.9%	10.0%

The changes in total fuel expense are primarily related to higher fuel prices in 2021, partially offset by a 7.7% decrease in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.74 per gallon, or 29.0%,  higher in 2021 than 2020.

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

	Year ended December 31,
(dollars in thousands)	2021	2020
Total fuel surcharge	$96,090	$62,343
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	7,683	7,153
Company fuel surcharge revenue	$88,407	$55,190
Total fuel expense	$103,641	$77,443
Less: Company fuel surcharge revenue	88,407	55,190
Net fuel expense	$15,234	$22,253
% of freight revenue	1.6%	2.9%

Net fuel expense decreased $7.0 million, or 32.3%, for the year ended December 31, 2021 compared to 2020. As a percentage of freight revenue, net fuel expense decreased 1.3% for the year ended December 31, 2021, compared to 2020. These decreases primarily resulted from increased fuel surcharge revenue and fewer total miles, partially offset by higher fuel costs. Also, as a result of the change in our business mix our fleet was more fuel efficient due to less idling and less temperature-controlled freight thus reducing refrigerated trailer fuel expense. Additionally, $0.4 million of gains and $0.3 million of losses were reclassified from accumulated other comprehensive income (loss) to our results of operations for the years ended December 31, 2021 and 2020, respectively, as changes to fuel expense related to the fuel hedge contracts that expired. As of December 31, 2021, we have no remaining fuel hedge contracts.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2021	2020
Operations and maintenance	$59,269	$48,368
% of total revenue	5.7%	5.8%
% of freight revenue	6.2%	6.2%

The increase in operations and maintenance expense on a dollars basis was primarily related to an additional $6.8 million in costs related to the recruitment and onboarding of drivers when compared to 2020, despite having a smaller fleet in 2021. This increase is attributable to the extremely tight driver market and our focused effort to seat more of our tractors. Additionally, maintenance costs, including parts and labor, have increased as compared to the 2020 year as a result of the global supply chain disruptions.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain. For 2022, due to the relatively new age of our tractor fleet and remaining unexpired warranty coverage for most of our tractors, we do not expect the percentage of our equipment being operated outside of warranty coverage to increase in any material respect even if delays occur; however, operations and maintenance costs may increase regardless due to wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2021	2020
Revenue equipment rentals and purchased transportation	$331,685	$222,705
% of total revenue	31.7%	26.6%
% of freight revenue	34.9%	28.7%

The increase in revenue equipment rentals and purchased transportation was primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 11.1% for 2020 to 8.2% for 2021.

We expect revenue equipment rentals to decrease going forward as we transition from tractors held under operating leases to owned equipment in 2022. However, we expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2021	2020
Operating taxes and licenses	$10,899	$11,621
% of total revenue	1.0%	1.4%
% of freight revenue	1.1%	1.5%

Operating taxes and licenses remained relatively flat in 2021 compared to 2020.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2021	2020
Insurance and claims	$38,788	$53,052
% of total revenue	3.7%	6.3%
% of freight revenue	4.1%	6.8%

Insurance and claims per mile cost decreased to 14.2 cents per mile for 2021 from 17.5 cents per mile in 2020. The decrease is primarily a result of the occurrence and development of large claims in 2020 and additional premium expense during 2020 as a result of the erosion of our excess insurance coverage layer $9.0 million in excess of $1.0 million, partially offset by the 2020 refund of $7.3 million of previously expensed premiums from our commutation of the April 10, 2015 through March 31, 2018 policy for our primary auto liability insurance and a 7.7% reduction in total miles as compared to 2020. Additionally, incident rates during 2021 decreased as compared to 2020.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. Effective April 1, 2021, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.4 million per quarter. We maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2021	2020
Communications and utilities	$4,558	$5,898
% of total revenue	0.4%	0.7%
% of freight revenue	0.5%	0.8%

Communications and utilities remained relatively flat in 2021 compared to 2020.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2021	2020
General supplies and expenses	$29,673	$34,143
% of total revenue	2.8%	4.1%
% of freight revenue	3.1%	4.4%

The decrease in general supplies and expenses primarily relates to the additional reserves in place in 2020 for potentially uncollectible accounts receivable. Additionally we made strategic planning and process improvement investments that were part of our organizational restructuring in 2020.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2021	2020
Depreciation and amortization	$53,881	$65,472
% of total revenue	5.2%	7.8%
% of freight revenue	5.7%	8.4%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation, consisting primarily of depreciation of revenue equipment, decreased $10.5 million in 2021 compared to 2020, to $49.8 million, primarily due to the mix change in the overall business that reduced total tractor count and increased utilization, along with reductions in terminals and other capital assets. Amortization of intangible assets decreased $1.1 million in 2021 compared to 2020, to $4.0 million. This decrease is the result of the 2020 termination of the non-compete agreement with a former Landair executive partially offset by the revised remaining useful life of the Landair trade name to 15 months as of June 30, 2020, as a result of management changes, a change in the branding of the organization, and the expected use of the Landair trade name.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases and as we transition from revenue equipment held under operating leases to more owned revenue equipment, especially during the second half of 2022. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

(Gain) loss on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2021	2020
Gain on disposition of property and equipment, net	$(3,799)	$(7,706)
% of total revenue	(0.4%)	(0.9%)
% of freight revenue	(0.4%)	(1.0%)

The decreases in gain on disposition of property and equipment, net are primarily the result of the $5.7 million gain on a terminal in the second quarter of 2020, as part of the Company's restructuring plan, partially offset by the timing of the trade cycle of our equipment and the strategic reduction of our tractors that began during the second quarter of 2020.

Impairment of long-lived property, equipment, and right-of use assets

	Year ended December 31,
(dollars in thousands)	2021	2020
Impairment of long lived property and equipment	$-	$26,569
% of total revenue	0.0%	3.2%
% of freight revenue	0.0%	3.4%

During the second quarter of 2020, as part of our restructuring, we discontinued the use of a significant amount of property and equipment and adjusted the carrying value of the owned property and equipment to fair market value less estimated costs to sell. As a result, we recognized impairment of $16.8 million on revenue equipment, $7.3 million on our Texarkana, AR terminal, related leasehold improvements, and equipment, $2.2 million on an office facility in Chattanooga, TN held under an operating lease, and $0.2 million on a training and orientation facility in Chattanooga, TN. We incurred no restructuring charges in 2021.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2021	2020
Interest expense, net	$2,791	$6,841
% of total revenue	0.3%	0.8%
% of freight revenue	0.3%	0.9%

Interest expense, net decreased in 2021 compared to 2020 as a result of the reduction of our total indebtedness.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and maintain lower leverage than we have historically. Going forward, we expect this line item to be similar to that of 2021.

Income from equity method investment

	Year ended December 31,
(in thousands)	2021	2020
Income from equity method investment	$14,782	$3,944

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2021, our earnings resulting from our investment in TEL increased to $14.8 million. The increase in 2021 as compared to 2020 is the result of constricted used equipment capacity in the transportation market that increased income from both equipment sales and leasing.

Income tax expense (benefit)

	Year ended December 31,
(dollars in thousands)	2021	2020
Income tax expense (benefit)	$20,962	$(2,804)
% of total revenue	2.0%	(0.3%)
% of freight revenue	2.2%	(0.4%)

The increase in tax expense primarily relates to the increase in operating income and earnings on investment in TEL as described above. As 2021 results show income as compared to 2020 that showed a loss, the impact of permanent differences has increased our effective tax rate for 2021, while in 2020 these items decreased our effective tax benefit rate.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences, such as executive compensation disallowance in 2021 and our per diem pay structure for drivers in 2020. The nondeductible effect of the per diem payments is temporarily suspended for 2021 and 2022 in accordance with IRS guidance issued during the quarter ended December 31, 2021. The rate impact of these items will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing each as described under "Reportable Operating Segments and Service Offerings" in Part I, Item 1 of this Annual Report on Form 10-K.

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2021	2020
Revenues:
Expedited	$337,063	$320,202
Dedicated	324,541	288,652
Managed Freight	321,236	177,579
Warehousing	63,163	52,128
Total revenues	$1,046,003	$838,561

Operating Income (Loss):
Expedited	$33,064	$(7,038)
Dedicated	(1,357)	(15,534)
Managed Freight	32,461	4,482
Warehousing	2,994	4,063
Total operating income	$67,162	$(14,027)

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

For discussion of the changes in segment revenue, see "Revenue" within "Results of Consolidated Operations" above.

Total operating income was $67.2 million in 2021 compared to operating loss of $14.0 million in 2020. In addition to the changes in revenue described above, the change was impacted by a $115.7 million, $21.7 million, and $12.1 million increase in Managed Freight, Dedicated, and Warehousing operating expenses, respectively, partially offset by a $23.2 million decrease in Expedited operating expenses.

The decrease in Expedited operating expenses was primarily due to the 2020 restructuring costs incurred related to downsizing our solo-driver refrigerated, one-way irregular routes, and other less profitable operations, a 22.9% average operating fleet reduction, and a reduction in insurance and claims costs, partially offset by higher variable costs associated with driver pay increases. The increase in Dedicated operating expenses was primarily related to driver pay increases and increased driver recruiting costs, partially offset by the aforementioned 2020 restructuring costs.

See Note 3, "Restructuring and Cost Savings Initiatives" in the financial statements for one-time impairment and restructuring related costs that further contributed to the reduction of operating income for 2020.

The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. The increase in operating expenses for Warehousing was primarily driven by the new customer business that began operations during the latter portion of third quarter of 2020, as well as increased contract labor costs as a result of the resurgence of the COVID-19 pandemic and escalating real estate costs for a newly leased facility.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $45.8 million and $14.4 million at December 31, 2021 and 2020, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.1 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2021 and December 31, 2020 we had $74.3 million and $110.4 million in debt and lease obligations, respectively, consisting of the following:

●	No and $15.0 million outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note, respectively;

●	$4.5 million and $17.8 million in revenue equipment installment notes, respectively;

●	$21.5 million and $22.7 million in real estate notes, respectively;

●	$10.8 million and $16.4 million of the principal portion of financing lease obligations, respectively, and;

●	$37.4 million and $38.5 million of the operating lease obligations, respectively.

The decrease in our revenue equipment installment notes and financing lease obligations was primarily due to a strategic decision to reduce our debt and lease obligations through December 31, 2021, as well as a reduced fleet size.

As of December 31, 2021, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $26.4 million, and available borrowing capacity of $83.6 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank ("Triumph") which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. See Note 1, "Summary of Significant Accounting Policies," of the accompanying consolidated financial statements for more information regarding our indemnification obligation to Triumph. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 8, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2021 totaled $8.9 million of expenditures as compared to $28.2 million of proceeds for the prior year. For 2022, we are planning for a sizable increase in net capital expenditures as we return to a more normalized equipment replacement cycle. This replacement effort will occur against a backdrop of substantial price increases for new equipment, strong prices for used equipment, and industry-wide order cutbacks and deferrals by equipment manufacturers. The timing, cost, and projected fleet net capital expenditures will depend on how these factors play out. Our baseline expectation for 2022 fleet net capital expenditures is a range of $50 million to $70 million. Net gains on disposal of equipment and real estate for 2021 were $3.8 million compared to $7.7 million in 2020.

We had commitments outstanding at December 31, 2021, to acquire revenue equipment totaling approximately $73.8 million in 2022 versus commitments at December 31, 2020 of approximately $34.8 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

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

Cash Flows

Net cash flows provided by operating activities increased to $73.2 million in 2021 compared with $63.0 million in 2020, primarily due to a $103.4 million increase in net income partially offset by decreases to non-cash expenses compared to the prior year.

Net cash flows provided by investing activities were $10.3 million in 2021 compared with $138.0 million provided in 2020. The change in net cash flows related to investing activities was primarily the result of the 2020 disposal of substantially all of the operations and assets of TFS, which included substantially all of the assets and operations of our former Factoring reportable segment, as well as the 2020 disposal of our Orlando and Hutchins properties. The change is also due to the timing of our trade cycle whereby our average number of tractors has remained relatively flat compared to our ending 2020 tractors while we reduced our ending fleet size by 560 tractors during 2020.

Net cash flows used in financing activities were approximately $83.6 million in 2021, compared to $236.3 million in 2020. The change in net cash flows used in financing activities was primarily a function of paying down approximately $70.7 million of debt and lease obligations during 2021 compared to over $200.0 million in 2020. Additionally, we repurchased shares of our Class A common stock for $10.3 million and $17.5 million in 2021 and 2020, respectively.

On February 10, 2020, our Board of Directors approved the repurchase of up to $20.0 million of our Class A common stock. The program was suspended on March 26, 2020 with approximately $2.5 million remaining authorized.

On January 25, 2021, our Board of Directors approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.4 million between January 2021 and April 2021. On August 5, 2021, our Board of Directors increased such authorization to $40.0 million. On August 9, 2021 we commenced a modified Dutch tender offer to purchase for cash shares of our Class A common stock for an aggregate purchase price of not more than $40.0 million and at a price per share of not less than $21.00 and not more than $23.00 per share. The tender offer expired on September 3, 2021. Through the tender offer, we accepted for purchase 86,132 shares of our Class A common stock at a purchase price of $23.00 per share for an aggregate purchase price of approximately $2.0 million, excluding fees and expenses. The shares of Class A common stock purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction of retained earnings on the consolidated balance sheet. Including the tender offer, we repurchased 0.6 million and 1.4 million shares for $10.3 million and $17.5 million during 2021 and 2020, respectively. We have the ability to repurchase up to $38.0 million of the Company's outstanding Class A common stock under the current stock repurchase program as circumstances warrant based on market conditions, cash flow requirements, securities law limitations, and other factors. In the first quarter of 2022, we adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under such repurchase program.

 Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, any indemnification calls related to the TFS settlement, and the extent of future income tax obligations and refunds.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2021 and 2020:

(dollars in thousands)	For the twelve months ended December 31, 2021
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,046,003	$337,063	$324,541	$321,236	$63,163
Total operating expenses	978,841	303,999	$325,898	288,775	60,169
Operating income (loss)	$67,162	$33,064	$(1,357)	$32,461	$2,994
Operating ratio	93.6%	90.2%	100.4%	89.9%	95.3%

(dollars in thousands)	For the twelve months ended December 31, 2021
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,046,003	$337,063	$324,541	$321,236	$63,163
Fuel surcharge revenue	(96,090)	(47,713)	(47,678)	-	(699)
Freight revenue (total revenue, excluding fuel surcharge)	949,913	289,350	276,863	321,236	62,464

Total operating expenses	978,841	303,999	325,898	288,775	60,169
Adjusted for:
Fuel surcharge revenue	(96,090)	(47,713)	(47,678)	-	(699)
Amortization of intangibles (1)	(4,043)	-	(2,097)	(525)	(1,421)
Adjusted operating expenses	878,708	256,286	276,123	288,250	58,049
Adjusted operating income	$71,205	$33,064	$740	$32,986	$4,415
Adjusted operating ratio	92.5%	88.6%	99.7%	89.7%	92.9%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	For the twelve months ended December 31, 2020
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$838,561	$320,202	$288,652	$177,579	$52,128
Total operating expenses	852,590	327,240	304,188	173,097	48,065
Operating (loss) income	$(14,029)	$(7,038)	$(15,536)	$4,482	$4,063
Operating ratio	101.7%	102.2%	105.4%	97.5%	92.2%

(dollars in thousands)	For the twelve months ended December 31, 2020
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$838,561	$320,202	$288,652	$177,579	$52,128
Fuel surcharge revenue	(62,343)	(28,731)	(33,149)	-	(463)
Freight revenue (total revenue, excluding fuel surcharge)	776,218	291,471	255,503	177,579	51,665

Total operating expenses	852,590	327,240	304,186	173,097	48,065
Adjusted for:
Fuel surcharge revenue	(62,343)	(28,731)	(33,149)	-	(463)
Amortization of intangibles (1)	(5,097)	-	(2,778)	(633)	(1,686)
Bad debt expense associated with customer bankruptcy and high credit risk customers	(2,617)	(972)	(867)	(778)	-
Insurance policy erosion and premium reinstatement expense	(4,447)	(2,627)	(1,820)	-	-
Strategic restructuring adjusting items:
Gain on sale of terminal	4,740	2,505	2,235	-	-
Impairment of real estate and related tangible assets	(9,790)	(3,991)	(3,563)	(2,236)	-
Impairment of revenue equipment and related charges	(17,604)	(8,046)	(9,558)	-	-
Restructuring related severance and other	(4,334)	(2,290)	(2,044)	-	-
Abandonment of information technology infrastructure	(1,048)	(554)	(494)	-	-
Contract exit costs and other restructuring	(695)	(367)	(328)	-	-
Adjusted operating expenses	749,355	282,167	251,820	169,450	45,916
Adjusted operating income	$26,863	$9,304	$3,683	$8,129	$5,749
Adjusted operating ratio	96.5%	96.8%	98.6%	95.4%	88.9%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability. Adjusted operating ratio means operating expenses, net of fuel surcharge revenue and intangibles amortization, expressed as a percentage of revenue, excluding fuel surcharge revenue. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. Our Board of Directors and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values of approximately 35% of cost, depending on the operating segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different operating segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

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

We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We may elect to perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. When using a quantitative approach, the fair value of our reporting units is based on a blend of estimated discounted cash flows and publicly traded company multiples. The results of these models are then weighted and combined into a single estimate of fair value for our reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisitions are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.

We completed our annual goodwill impairment test as of October 1, 2021, for each of our reporting units. As a result of the most recent goodwill impairment analysis performed (October 1, 2021), no impairment was indicated and the fair value of the Dedicated reporting unit exceeded its carrying amount by approximately 8.5%.

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

Accounting for Income Taxes

Significant management judgment is required to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2019 and 2021 but decreasing in 2018 and 2020. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2021 and 2020. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last two fiscal years, located within the United States.

SEASONALITY

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited segment, historically has experienced a greater reduction in first quarter demand than our other operations. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ULSD. Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. As of December 31, 2021, we have no remaining fuel hedge contracts in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $2.1 million. This sensitivity analysis considers that we expect to purchase approximately 38.9 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 92.7% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2021).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2021 and 2020, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive loss into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive loss into our results of operations during the next twelve months due to interest rate changes, are immaterial. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $74.3 million of debt including operating and finance leases, we had $26.1 million of variable rate debt outstanding at December 31, 2021, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $21.5 million was hedged with the interest rate swap agreement noted above at 4.2% and certain of our equipment notes totaling $4.5 million were hedged at a weighted average interest rate of 2.9%. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2021 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2021 and 2020, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2021, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2021, and for each of the years in the two year period ended December 31, 2021, are set forth at pages 52 through 53 elsewhere in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

The Company's internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Nominating and Corporate Governance Committee”, "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee" and "Corporate Governance – Delinquent Section 16(a) Reports" in our Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

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

The following table provides certain information, as of December 31, 2021, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,672,697	(1)	$17.99	1,152,479
Equity compensation plans not approved by security holders	-		-	-
Total	1,672,697		$17.99	1,152,479

(1)

Represents unvested restricted shares and unvested stock options granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted stock awards was $18.12, which is not reflected in column (b), because restricted stock awards do not have an exercise price. The amount in column (b) represents the weighted average exercise price of the outstanding unvested stock options.

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

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements (PCAOB ID Number 248)	52
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	53
		Consolidated Balance Sheets	54
		Consolidated Statements of Operations	55
		Consolidated Statements of Comprehensive Income	56
		Consolidated Statements of Stockholders' Equity	57
		Consolidated Statements of Cash Flows	58
		Notes to Consolidated Financial Statements	59

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.
		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
2.1		Accounts Receivable Purchase Agreement by and between Covenant Transport Solutions, LLC and Advance Business Capital LLC, dated as of July 8, 2020 (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, filed November 3, 2020)
3.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
3.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
4.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.3		Description of the Registrant's Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K, filed March 5, 2021)
10.1	*	Form of Indemnification Agreement for Executive Officers and Directors (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 5, 2021)
10.2	*	Form of Restricted Stock Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.3	*	Form of Restricted Stock Special Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)
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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23		Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 5, 2021)
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.28	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2021)
10.29	*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K, filed March 5, 2021)
10.30	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.31	*	Separation Agreement between Richard Cribbs and Transport Management Services, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 3, 2020)
10.32	*	First Amended and Restated Executive Severance Agreement with John Tweed (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 10, 2021)
10.33	*	Consulting Agreement with John Tweed (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 10, 2021)
10.34	*	First Amendment to Consulting Agreement with John Tweed (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed August 5, 2021)
10.35		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.36		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: February 28, 2022	By:	/s/ Joey B. Hogan
Joey B. Hogan
President and Principal Financial Officer in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 28, 2022
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Joey B. Hogan	February 28, 2022
Joey B. Hogan
President (principal financial officer)

/s/ James S. Grant	February 28, 2022
James S. Grant
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	February 28, 2022
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	February 28, 2022
Rachel Parker-Hatchett
Director

/s/ Robert E. Bosworth	February 28, 2022
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	February 28, 2022
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 28, 2022
W. Miller Welborn
Director

/s/ D. Michael Kramer	February 28, 2022
D. Michael Kramer
Director

/s/ Benjamin Carson Sr.	February 28, 2022
Benjamin Carson Sr.
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Auto Liability Self-Insurance Reserves

As described further in Note 1 to the consolidated financial statements, the Company has significant self-insured amounts related to its auto liability and has exposure to fluctuations in the number and severity of claims and to variations between estimated and actual ultimate payouts. The Company records a liability for the uninsured portion of pending claims and claims related expenses including legal and other direct costs associated with the claim. Estimates require judgment concerning the nature and severity of the claim, historical trends, and other relevant information based on specific facts and circumstances for individual claims. We identified the estimation of the Company’s auto liability accrual subject to self-insured insurance retention amounts as a critical audit matter. Incurred auto claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date, based upon the nature and severity of the claim and historical trends.

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

●	We reconciled claims data to the actuarial software used to determine loss development factors and used in management’s estimation methodology.
●	We utilized a specialist in evaluating management’s calculated loss development factors to test that the factors provide a reasonable basis for determining estimated loss reserves.
●	We performed a retrospective review of prior year and current year reserves to validate that changes in estimated losses were appropriate and supported by current year claim development.

/s/ Grant Thornton LLP

We have served as the Company's auditor since 2020.

Charlotte, North Carolina

February 28, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina
February 28, 2022

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 and 2020
(In thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,412	$8,407
Accounts receivable, net of allowance of $4,112 in 2021 and $2,992 in 2020	142,362	91,295
Drivers' advances and other receivables, net of allowance of $542 in 2021 and $764 in 2020	8,792	13,624
Inventory and supplies	3,323	3,119
Prepaid expenses	12,536	11,924
Assets held for sale	2,925	15,007
Income taxes receivable	10,177	4,155
Other short-term assets	-	265
Total current assets	188,527	147,796

Property and equipment, at cost	518,406	541,276
Less: accumulated depreciation and amortization	(171,923)	(149,824)
Net property and equipment	346,483	391,452

Goodwill	42,518	42,518
Other intangibles, net	20,475	24,518
Other assets	52,384	60,897
Noncurrent assets from discontinued operations	1,275	9,535

Total assets	$651,662	$676,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$1,215
Accounts payable	29,907	31,695
Accrued expenses	38,001	27,830
Accrued purchased transportation	24,689	10,708
Current maturities of long-term debt	5,722	7,577
Current portion of finance lease obligations	6,848	5,687
Current portion of operating lease obligations	15,811	16,989
Current portion of insurance and claims accrual	21,210	30,221
Other short-term liabilities	557	643
Current liabilities of discontinued operations, net	-	816
Total current liabilities	142,745	133,381

Long-term debt	20,347	47,888
Long-term portion of finance lease obligations	3,969	10,756
Long-term portion of operating lease obligations	21,554	21,474
Insurance and claims accrual	21,438	44,077
Deferred income taxes	84,661	74,553
Other long-term liabilities	2,149	9,794
Other long-term liabilities of discontinued operations	5,100	44,151
Total liabilities	301,963	386,074
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 14,414,159 outstanding as of December 31, 2021; and 40,000,000 authorized; 16,183,139 shares issued and 14,784,214 shares outstanding as of December 31, 2020	161	173
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	149,406	143,438
Treasury stock at cost; 1,711,627 and 1,398,925 shares as of December 31, 2021 and December 31, 2020, respectively	(23,662)	(17,067)
Accumulated other comprehensive loss	(1,306)	(2,251)
Retained earnings	225,076	166,325
Total stockholders' equity	349,699	290,642
Total liabilities and stockholders' equity	$651,662	$676,716

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020
Revenues
Freight revenue	$949,913	$776,218
Fuel surcharge revenue	96,090	62,343
Total revenue	$1,046,003	$838,561

Operating expenses:
Salaries, wages, and related expenses	350,246	315,023
Fuel expense	103,641	77,443
Operations and maintenance	59,269	48,368
Revenue equipment rentals and purchased transportation	331,685	222,705
Operating taxes and licenses	10,899	11,621
Insurance and claims	38,788	53,052
Communications and utilities	4,558	5,898
General supplies and expenses	29,673	34,143
Depreciation and amortization	53,881	65,472
Gain on disposition of property and equipment, net	(3,799)	(7,706)
Impairment of long lived property, equipment, and right-of-use assets	-	26,569
Total operating expenses	978,841	852,588
Operating income (loss)	67,162	(14,027)
Interest expense, net	2,791	6,841
Income from equity method investment	(14,782)	(3,944)
Income (loss) from continuing operations	79,153	(16,924)
Income tax expense (benefit)	20,962	(2,804)
Income (loss) from continuing operations	58,191	(14,120)
Income (loss) from discontinued operations, net of tax	2,540	(28,598)
Net income (loss)	$60,731	$(42,718)

Basic income (loss) per share:
Income (loss) from continuing operations	$3.46	$(0.81)
Income (loss) from discontinued operations	$0.15	$(1.65)
Net income (loss)	$3.61	$(2.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	$3.42	$(0.81)
Income (loss) from discontinued operations	$0.15	$(1.65)
Net income (loss)	$3.57	$(2.46)
Basic weighted average shares outstanding	16,803	17,358
Diluted weighted average shares outstanding	17,020	17,358

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

(In thousands)

	2021	2020

Net income (loss)	$60,731	$(42,718)

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($263) and $548 in 2021 and 2020, respectively	817	(1,898)

Reclassification of cash flow hedge losses into statement of operations, net of tax of ($78), and ($189) in 2021 and 2020, respectively	191	655

Unrealized holding (gain) loss on investments classified as available-for-sale	(63)	6
Total other comprehensive income (loss)	945	(1,237)

Comprehensive income (loss)	$61,676	$(43,955)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2019	$173	$24	$141,885	$-	$(1,014)	$209,043	$350,111
Net loss	-	-	-	-	-	(42,718)	(42,718)
Share repurchase	-	-	-	(17,486)	-	-	(17,486)
Other comprehensive loss	-	-	-	-	(1,237)	-	(1,237)
Stock-based employee compensation expense	-	-	2,270	-	-	-	2,270
Issuance of restricted shares, net	-	-	(717)	419	-	-	(298)
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	60,731	60,731
Share repurchase	(1)	-	-	(8,367)	-	(1,980)	(10,348)
Other comprehensive income	-	-	-	-	945	-	945
Stock-based employee compensation expense	-	-	9,059	-	-	-	9,059
Issuance of restricted shares, net	(11)	-	(3,091)	1,772	-	-	(1,330)
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

(In thousands)

	2021	2020
Cash flows from operating activities:
Net (loss) income	$60,731	$(42,718)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,338	3,134
Reversal of gain on sales to equity method investee, net	52	14
Depreciation and amortization	53,881	65,480
Impairment of property and equipment	-	26,569
Amortization of deferred financing fees	-	154
Deferred income tax (benefit) expense	18,413	(15,092)
Income tax (expense) benefit arising from restricted share vesting and stock options exercised	(334)	167
Stock-based compensation expense	9,059	2,270
Equity in income of affiliate	(14,782)	(3,944)
Return on investment in affiliated company	4,900	1,470
Gain on disposition of property and equipment	(3,799)	(7,677)
(Gain) loss on disposition of reportable segment	(3,412)	40,431
Return on investment in available-for-sale securities	(63)	(25)
Changes in operating assets and liabilities:
Receivables and advances	(36,544)	(60,849)
Prepaid expenses and other assets	(710)	531
Inventory and supplies	(204)	1,091
Insurance and claims accrual	(31,653)	32,203
Accounts payable and accrued expenses	16,345	19,831
Net cash flows provided by operating activities	73,218	63,040

Cash flows from investing activities:
Investment in affiliated company	(13)	-
Redemption of available-for-sale securities	1,508	1,442
Acquisition of property and equipment	(35,285)	(94,049)
Proceeds from disposition of reportable segment	-	108,375
Proceeds from disposition of property and equipment	44,134	122,278
Net cash flows provided by investing activities	10,344	138,046

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(1,215)	839
Proceeds from issuance of notes payable	-	75,591
Repayments of notes payable	(14,397)	(289,834)
Repayments of finance lease obligations	(5,626)	(20,083)
Proceeds under revolving credit facility	644,874	1,341,678
Repayments under revolving credit facility	(695,513)	(1,326,678)
Payment of minimum tax withholdings on stock compensation	(1,332)	(297)
Common stock repurchased	(10,348)	(17,486)
Net cash flows used in financing activities	(83,557)	(236,270)

Net change in cash and cash equivalents	5	(35,184)

Cash and cash equivalents at beginning of year	8,407	43,591
Cash and cash equivalents at end of year	$8,412	$8,407

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$2,762	$7,365
Income taxes	$10,236	$870
Non-cash transactions during the year for:
Equipment purchased under finance leases	$-	$3,258
Contingent liabilities	$-	$44,151

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

P

rinciples of Consolidation

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

The following table summarizes our revenue by our four reportable operating segment, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Revenues:
Expedited	$337,063	$320,202
Dedicated	324,541	288,652
Managed Freight	321,236	177,579
Warehousing	63,163	52,128
Total revenues	$1,046,003	$838,561

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2021 and 2020.

Risks and Uncertainties

We are continuing to monitor the progression of the COVID-19 pandemic, further government response, including, vaccine, testing, and mask mandates, and development of treatments and vaccines and their potential effect on our short-term and long-term financial position, results of operations, cash flows and liquidity. These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables. Local, state and national governments continue to emphasize the importance of transportation and have designated it as an essential service. The health and safety of our team members and the community is our first priority, as such, we've put certain measures into place, including remote work arrangements, enforced social distancing and increased sanitation protocols, among others. Adverse developments in the pandemic could the impact our operations and have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. Effective April 1, 2021, consistent with an extremely difficult insurance market for the industry, our insurance renewal terms include a higher fixed premium expense of approximately $0.4 million per quarter. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, that were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million. The amended purchase agreement resulted in a gain on the sale of the Portfolio of $3.7 million, net of related expenses. During the fourth quarter of 2020, the Company recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the amended purchase agreement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of December 31, 2021, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $5.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

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

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for doubtful accounts. We recognized in-process revenue of $0.4 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. We had accounts receivable, net of allowance for doubtful accounts, of $142.4 million and $91.3 million at December 31, 2021 and 2020, respectively.

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

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2021 and 2020, our top ten customers generated 53% and 48% of total revenue, respectively. No customers in 2021 and one customer in 2020 accounted for more than 10% of our consolidated revenue in each year. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 44 days and 38 days in 2021 and 2020, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for doubtful accounts for 2021 and 2020:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2021	$2,992	$1,338	$(218)	$4,112

2020	$1,440	$3,011	$(1,459)	$2,992

Inventories and Supplies

Inventories and supplies consist of parts, tires, fuel, and supplies. Tires on new revenue equipment are capitalized as a component of the related equipment cost when the tractor or trailer is placed in service and recognized through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Replacement tires are expensed when placed in service.

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

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. We recognized an impairment of $26.6 million during the twelve months ended December 31, 2020. There were no such events in during the twelve months ended December 31, 2021. See Note 3, "Cost Savings and Restructuring" for additional discussion around the impairment.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2021, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024
●	workers' compensation - $1.3 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. We had no receivables from insurers for claims and expenses we paid on behalf of insurers at December 31, 2021 and 2020. When such receivables exist, they are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.9 million and $7.4 million as other short-term assets and a corresponding accrual in the short-term portion of insurance and claims accruals and $6.5 million and $24.4 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2021 and 2020, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Effective April 2018, we entered into an auto liability policy with a three-year term. The policy included a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy included a release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. We decided not to commute this policy. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, was commuted, resulting in a premium release of $7.3 million. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at December 31, 2021. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2021 and 2020, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2021, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, certain investments intended to serve the purposes of capital preservation and to fund insurance losses are designated as available-for-sale and are valued based on quoted prices in active markets. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 374,000 shares and 195,000 shares issuable upon conversion of unvested restricted shares for the years ended  December 31, 2021 and 2020, respectively. Of such shares, 157,000 unvested shares have been excluded from the calculation of diluted earnings per share because the performance targets were not achieved as of December 31, 2021. Additionally, none and 195,000 unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the year ended December 31, 2021 and 2020, respectively. There were approximately 158,000 shares and 70,000 shares issuable upon conversion of unvested employee stock options for the years ended  December 31, 2021 and 2020, respectively. Of such options, 34,000 unvested options have been excluded from the calculation of diluted earnings per share because the performance targets were not attained as of December 31, 2021. Additionally, 124,000 and 195,000 unvested options have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the year ended December 31, 2021 and 2020, respectively.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the two years ended December 31:

(in thousands except per share data)
	2021	2020
Numerators:
Income (loss) from continuing operations	$58,191	$(14,120)
Income (loss) from discontinued operations, net of tax	2,540	(28,598)
Net income (loss)	$60,731	$(42,718)
Denominator:

Denominator for basic income per share – weighted-average shares	16,803	17,358
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	217	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	17,020	17,358

Basic income (loss) per share:
Income (loss) from continuing operations	$3.46	$(0.81)
Income (loss) from discontinued operations	$0.15	$(1.65)
Net income (loss)	$3.61	$(2.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	$3.42	$(0.81)
Income (loss) from discontinued operations	$0.15	$(1.65)
Net income (loss)	$3.57	$(2.46)

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

The following table summarizes the results of our discontinued operations for the twelve months ended December 31, 2021 and 2020:

(in thousands)	Twelve months ended December 31
	2021	2020
Total revenue	$-	$5,397
Operating expenses	25	1,149
Gain on disposal	-	(3,720)
(Reversal of) loss contingency	(3,412)	44,151
Operating income (loss)	3,387	(36,183)
Interest expense	-	1,950
Income (loss) before income taxes	3,387	(38,133)
Income tax expense (benefit)	847	(9,535)
Net income (loss) from discontinued operations, net of tax	$2,540	$(28,598)

Operating income for the year ended December 31, 2021 relates to the gain on the reversal of our contingent loss liability in the amount of $3.4 million. Reversal of contingent loss liability relates to the reduced exposure of future indemnification by the Company to Triumph as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

Interest expense not directly attributable to or related to other operations has been allocated to discontinued operations in a manner consistent with debt needed to finance the net average funds employed by the Factoring reportable segment, multiplied by the Company's weighted average interest rate.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Noncurrent deferred tax asset	1,275	9,535
Noncurrent assets from discontinued operations	1,275	9,535
Total assets from discontinued operations	$1,275	$9,535

Current liabilities:
Accounts payable	$-	$816
Current liabilities of discontinued operations	-	816
Contingent liabilities	5,100	44,151
Total liabilities from discontinued operations	$5,100	$44,967

There were no net cash flows related to discontinued operations for the year ended December 31, 2021. The net cash flows for operating activities related to discontinued operations provided $11.7 million for the year ended December 31, 2020, and there were no related investing or financing cash flows related to discontinued operations for the year ended December 31, 2020.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Factoring assets were sold as of January 1, 2020:

(in thousands)	Twelve months ended December 31,
	2021	2020
Total revenue	$1,046,003	$838,561
Income (loss) from continuing operations	58,191	(14,120)
Income (loss) per basic share from continuing operations	$3.46	$(0.81)
Income (loss) per diluted share from continuing operations	$3.42	$(0.81)

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

In the second quarter of 2020 we discontinued the use of a significant amount of property and equipment, including assets owned and held under operating leases. We adjusted the carrying value of the owned property and equipment down to fair market value less estimated costs of disposal and classified them as available held for sale as of June 30, 2020. We expect to sell all the assets within the next twelve months. We terminated the lease agreement on a leased office facility in Chattanooga, TN during the second quarter of 2020 and recognized the related loss on the termination of the right of use asset and the abandonment of leasehold improvements within the impairment of property and equipment line item of the consolidated statements of operations. The following table provides a summary of the asset groups impaired, amount of the impairment and a description of the valuation technique used to determine fair value. There were no such charges in 2021.

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

Other restructuring related gains and charges incurred during the twelve months ended December 31, 2020 are summarized in the table below. There were no such activities in 2021.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2021, 1,152,479 of the 4,200,000 shares noted above were available for award under the amended Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 500,000 shares of our Class A common stock or $4,000,000. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $5.0 million and $1.8 million, in 2021 and 2020, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.4 million in each 2021 and 2020. All the stock compensation expense recorded in 2021 and 2020 relates to restricted shares granted, other than $2.4 million and less than $0.1 million in 2021 and 2020, respectively which relates to stock options. Associated with stock compensation expense was $0.3 million and $0.2 million of income tax expense in 2021 and 2020, respectively, related to the exercise of restricted share vesting as no stock options were eligible to vest during those years.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 60,752 and 20,570 Class A common stock shares, which were withheld at weighted average per share prices of $21.87 and $14.65, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2021 and 2020, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.5 million and $0.3 million in 2021 and 2020, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2021 and 2020:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2019	787	$18.25

Granted	119	$13.43
Vested	(65)	$23.82
Forfeited	(196)	$20.05
Unvested at December 31, 2020	645	$16.25

Granted	252	$21.34
Vested	(218)	$16.57
Forfeited	(117)	$15.31
Unvested at December 31, 2021	562	$18.12

The unvested shares at  December 31, 2021 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 307,967 of these awards vest solely based on continued service, in varying increments between 2021 and 2026. Performance based awards account for 253,672 of the unvested shares at December 31, 2021, and have $2.5 million of unrecognized compensations cost. There were no unvested market based awards at  December 31, 2021.

The fair value of restricted share awards that vested in 2021 and 2020 was approximately $4.9 million and $0.9 million, respectively. As of December 31, 2021, we had approximately $2.7 million of unrecognized compensation expense related to 307,967 service-based shares, which is probable to be recognized over a weighted average period of approximately 14.2 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied. Forfeitures are recognized as they're incurred.

The following table summarizes our stock option activity for the fiscal year ended December 31, 2021 and 2020:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2019	-	$-	-	$-

Options granted	721	$15.77
Options exercised	-	$-
Options forfeited	-	$-
Outstanding at December 31, 2020	721	$15.77	9.8 years	$(692)

Options granted	450	$21.24
Options exercised	-	$-
Options forfeited	(60)	$15.77
Outstanding at December 31, 2021	1,111	$17.99	9.0 years	$9,382

Exercisable at December 31, 2021	-	$-	-	$-

Unrecognized compensation cost for outstanding options was $6.7 million at  December 31, 2021.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2021 and 2020 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2021	2020
Revenue equipment	3 - 10	$400,282	$435,865
Communications equipment	5 - 10	4,257	5,492
Land and improvements	0 - 15	16,341	16,602
Buildings and leasehold improvements	7 - 40	72,180	57,308
Construction in-progress	-	866	695
Other	2 - 10	24,480	25,314
		$518,406	$541,276

Depreciation expense was $49.8 million and $60.4 million in 2021 and 2020, respectively. This depreciation expense excludes net gains on the sale of property and equipment totaling $3.8 million and $7.7 million in 2021 and 2020, respectively.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2021 and 2020, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $45.5 million and $50.2 million and accumulated amortization of $22.3 million and $20.8 million at December 31, 2021 and 2020, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $3.6 million and $4.1 million during 2021 and 2020, respectively. See Note 9. Leases for additional information about our finance and operating leases.

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

As a result of management compensation structure changes and a change in the branding strategy of the organization, the Company revised the estimated remaining useful life of the Landair trade name to 15 months as of  June 30, 2020. The Landair trade name has a residual value of $0.5 million. The non-compete agreement with a former Landair executive was terminated during the second quarter of 2020. These changes resulted in additional amortization of $1.3 million during the year ended December 31, 2020, or a $1.0 million, or $0.06 per diluted share, decrease in net income. The remaining useful lives as adjusted are included in the summary of other intangible assets below.

A summary of indefinite-lived goodwill, by reportable operating segment as of  December 31, 2021 and 2020 is as follows:

(in thousands)	December 31, 2021	December 31, 2020
	Gross/net goodwill	Gross/net goodwill
Dedicated	$15,320	$15,320
Managed Freight	5,448	5,448
Warehousing	21,750	21,750
Total goodwill	$42,518	$42,518

A summary of other intangible assets, by reportable operating segment as of  December 31, 2021 and 2020 is as follows:

(in thousands)	December 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,104)	9,968
Managed Freight	1,692	(494)	1,198
Warehousing	12,436	(3,627)	8,809
Total customer relationships:	28,200	(8,225)	19,975	102
Total other intangible assets	$32,600	$(12,125)	$20,475

(in thousands)	December 31, 2020
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(1,204)	$1,198
Managed Freight	999	(501)	498
Warehousing	999	(501)	498
Total trade name	4,400	(2,206)	2,194	9
Customer relationships:
Dedicated	14,072	(2,931)	11,141
Managed Freight	1,692	(354)	1,338
Warehousing	12,436	(2,591)	9,845
Total customer relationships	28,200	(5,876)	22,324	114
Total other intangible assets	$32,600	$(8,082)	$24,518

The above finite-lived intangible assets have a weighted average remaining life of 102 months and 105 months as of  December 31, 2021 and 2020, respectively as a result of the change in estimated useful life as discussed above. Amortization expense was $4.0 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively. The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2022	$2,350
2023	2,350
2024	2,350
2025	2,350
2026	2,350
Thereafter	8,225

A summary of other assets as of December 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Investment in TEL	$44,196	$34,365
Other long-term receivables	7,329	24,378
Other assets, net	859	2,154
Total other assets, net	$52,384	$60,897

Other long-term receivables primarily represents amounts recorded as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2021. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. As a result of the most recent goodwill impairment analysis performed ( October 1, 2021), the fair value of the Dedicated reporting unit exceeded its carrying amount by approximately 8.5%.

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

Our business requires significant capital investments over the short-term and the long-term. We generally finance our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $45.8 million and $14.4 million at December 31, 2021 and 2020, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2021, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $26.4 million, and available borrowing capacity of $83.6 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

After taking measures in the first half of 2020 to preserve our liquidity in response to the economic uncertainty as a result of COVID-19, we paid down more than $200.0 million of debt and lease obligations in the latter half of the year. During 2021, we have continued to pay down debt, decreasing our debt and lease obligations by $36.1 million since December 31, 2020. If needed, we have other potential flexible sources of liquidity that we can leverage such as unencumbered owned revenue equipment.

8.	DEBT

Current and long-term debt consisted of the following at December 31, 2021 and 2020:

(in thousands)	December 31, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$15,000
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 1.2% at December 31, 2021, and 2.0% December 31, 2020, due in monthly installments with final maturities at various dates ranging from January 2022 to November 2022, secured by related revenue equipment	4,537	2	6,437	11,358
Real estate notes; interest rate of 1.8% at December 31, 2021 and 1.9% at December 31, 2020 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,185	20,345	1,140	21,530
Total debt	5,722	20,347	7,577	47,888
Principal portion of finance lease obligations, secured by related revenue equipment	6,848	3,969	5,687	10,756
Principal portion of operating lease obligations, secured by related equipment	15,811	21,554	16,989	21,474
Total debt and finance lease obligations	$28,381	$45,870	$30,253	$80,118

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.25% to 0.75% (decreased from a range of 0.5% to 1.0% by the Eighteenth Amendment); while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.25% to 1.75% (decreased from a range of 1.5% to 2.0% by the Eighteenth Amendment). The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases. Any LIBOR loans under our Credit Facility will continue to be indexed against LIBOR until the earlier of an amendment to the Credit Facility or June 2023. We do not expect a change from LIBOR to an alternate index to have a material impact to our financial statements.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million (increased from $95.0 million by the Eighteenth Amendment), minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% (increased from 85% by the Eighteenth Amendment) of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% (increased from 95% by the Eighteenth Amendment) of the net book value of eligible revenue equipment, (c) 40.9% (increased from 35% by the Eighteenth Amendment) of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) following the Eighteenth Amendment, $45.0 million, plus (iii) the lesser of (a) $10.4 million (as of the date of the Eighteenth Amendment) or (b) 80% (increased from 75% by the Eighteenth Amendment) of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. We had $0.0 million borrowings outstanding under the Credit Facility as of December 31, 2021, undrawn letters of credit outstanding of approximately $26.4 million, and available borrowing capacity of $83.6 million. Based on availability as of December 31, 2021 and 2020, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  January 2022 to  November 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $4.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2022, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, on September 23, 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45.0 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of December 31, 2021, there were no outstanding borrowings under the Draw Note.

As of December 31, 2021, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2022	$5,722
2023	1,241
2024	1,294
2025	1,350
2026	1,408
Thereafter	15,054

9.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2021 terminate in  January 2022 through  November 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended  December 31, 2021 and 2020 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended
	December 31, 2021	December 31, 2020

Finance lease cost:
Amortization of right-of-use assets	$3,620	$4,080
Interest on lease liabilities	637	1,003
Operating lease cost	24,002	21,212
Variable lease cost	89	414

Total lease cost	$28,348	$26,709

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$637	$1,003
Operating cash flows from operating leases	$18,996	$24,325
Financing cash flows from finance leases	$5,626	$20,083
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$3,229
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,795	$1,730
Weighted-average remaining lease term—finance leases	1.0 years	1.8 years
Weighted-average remaining lease term—operating leases	4.9 years	2.3 years
Weighted-average discount rate—finance leases	4.7%	2.3%
Weighted-average discount rate—operating leases	6.4%	5.3%

During the year ended December 31, 2020, we recognized $2.2 million of impairment expense related to a leased office facility in Chattanooga, TN held under an operating lease and approximately $0.8 million of additional revenue equipment and purchased transportation expense related to the abandonment of revenue equipment held under an operating lease. At  December 31, 2021 and 2020, right-of-use assets of $35.7 million and $37.4 million for operating leases, respectively, and $23.2 million and $29.4 million for finance leases, are included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2021, summarized as follows by lease category:

(in thousands)	Operating	Finance
2022	$17,644	$6,922
2023	9,036	3,712
2024	2,206	-
2025	2,112	-
2026	2,170	-
Thereafter	11,499	-
Total minimum lease payments	$44,667	$10,634
Less: amount representing interest	(7,302)	183
Present value of minimum lease payments	$37,365	$10,817
Less: current portion	(15,811)	(6,848)
Lease obligations, long-term	$21,554	$3,969

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the two years ended December 31:

(in thousands)	2021	2020
Revenue equipment rentals	$20,114	$22,505
Building and lot rentals	3,651	2,982
Other equipment rentals	326	478
Total rental expense	$24,091	$25,965

10.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 is comprised of:

(in thousands)	2021	2020
Federal, current	$9,875	$63
Federal, deferred	6,584	(2,391)
State, current	2,777	2,349
State, deferred	1,727	(2,825)
Income tax (benefit) expense	$20,962	$(2,804)

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 is summarized below:

(in thousands)	2021	2020
Computed "expected" income tax expense	$16,643	$(3,554)
State income taxes, net of federal income tax effect	3,787	(227)
831(b) election	(8)	(123)
Per diem allowances	-	1,028
Tax contingency accruals	(295)	65
Valuation allowance, net	(242)	(139)
Tax credits	(295)	(403)
Excess tax benefits on share-based compensation	(259)	129
Change in prior year estimates	(86)	288
Executive compensation disallowance	1,705	-
Other, net	11	132
Income tax (benefit) expense	$20,962	$(2,804)

The amount of income tax expense (benefit) allocated to discontinued operations for TFS is $0.8 million expense and $9.5 million benefit for the years ended December 31, 2021 and 2020, respectively.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2021 and 2020, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers in 2020. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant. The nondeductible effect of per diem is temporarily suspended for 2021 and 2022 in accordance with IRS guidance issued during the quarter ended December 31, 2021. The rate impact of these items will fluctuate in future periods as income fluctuates.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Deferred tax assets:
Insurance and claims	$9,453	$10,970
Net operating loss carryovers	4,448	7,759
Tax credits	2,499	11,395
Leased liability	9,599	9,969
Finance lease obligation	2,800	3,848
State bonus	2,165	4,860
Other	2,361	4,917
Valuation allowance	-	(242)
Total deferred tax assets	33,325	53,476

Deferred tax liabilities:
Property and equipment	(68,090)	(78,682)
Investment in partnership	(34,400)	(31,585)
ROU Asset- leases	(9,178)	(9,697)
Other	(783)	(4,353)
481(a) - finance leases	(2,177)	(588)
Prepaid expenses	(3,358)	(3,124)
Total deferred tax liabilities	(117,986)	(128,029)

Net deferred tax liability	$(84,661)	$(74,553)

The net deferred tax liability of $84.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2021. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2021, we had a $0.6 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2020, we had a $0.9 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.1 million. Interest and penalties recognized for uncertain tax positions provided for de minimus expense in 2021 and 2020.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2021 and 2020:

	2021	2020
Balance as of January 1,	$887	$823
Increases related to prior year tax positions	-	-
Decreases related to prior year positions	-	-
Increases related to current year tax positions	-	98
Decreases related to settlements with taxing authorities	-	-
Decreases related to lapsing of statute of limitations	(291)	(34)
Balance as of December 31,	$596	$887

If recognized, approximately $0.6 million and $0.9 million of unrecognized tax benefits would impact our effective tax rate as of both December 31, 2021 and 2020, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2016 through 2020 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. We do not anticipate total unrecognized tax benefits to materially change in the next twelve months.

Our federal net operating loss ("NOL") will be fully consumed in the current year. We have $2.1 million of federal tax credits available to offset future tax. Our state net operating loss carryforwards and state tax credits of $86.8 million and $0.4 million, respectively, expire beginning in 2023 and 2029 based on jurisdiction.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions for refundable payroll tax credits, deferral for employer-side social-security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company considered the impacts of the legislation in the 2021 and 2020 financial statements.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (the "ARPA") into law. The new law includes several provisions meant to stimulate the U.S. economy. Of relevance to the Company, ARPA extended the reach of IRC Section 162(m) to include compensation paid to the eight highest-paid individuals other than the chief executive officer and chief financial officer (rather than the three highest), however, this change is not effective until 2027. There is no material impact to the financial statements at this time.

11.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There are no third party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the years ended December 31, 2021 and 2020, we sold tractors and trailers to TEL for $0.3 million and $2.1 million, respectively, and received $0.9 million and $6.6 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We did not purchase any equipment from TEL in 2021 or 2020. Additionally, we paid $0.6 million and $0.6 million to TEL for leases of revenue equipment in 2021 and 2020, respectively. We recorded net deferred gains of $0.1 million and $0.0 million for the years ended  December 31, 2021 and 2020, respectively, representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party. Deferred gains totaling $0.2 million at December 31, 2021 and 2020, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $14.8 million in 2021 and $3.9 million in 2020. We received an equity distribution from TEL for $4.9 million, and $1.5 million in 2021 and 2020, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable from TEL and investment in TEL as of  December 31, 2021 and 2020, are as follows:

Description:	Balance Sheet Line Item:	2021	2020
Accounts receivable from TEL	Driver advances and other receivables	$802	$661
Investment in TEL	Other assets	$44,196	$34,365

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

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2021	2020
Current Assets	$32,948	$27,167
Non-current Assets	313,270	283,913
Current Liabilities	63,330	66,495
Non-current Liabilities	201,618	183,393
Total Equity	$81,270	$61,192

(in thousands)	As of the years ended December 31,
	2021	2020
Revenue	$104,873	$95,016
Cost of Sales	8,876	11,617
Operating Expenses	58,627	64,581
Operating Income	37,370	18,818
Net Income	$30,078	$8,344

12.	DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $1.9 million in 2021 and $0.7 million in 2020, to the profit sharing and savings plan. The discretionary employer contributions were temporarily suspended during the first half of 2020 in light of the uncertain impact of COVID-19 on the Company's operations.

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

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. The Court entered an Order preliminarily approving the Class Settlement on December 31 2021. Our accruals related to this claim as of December 31, 2021 were sufficient to cover this settlement.

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

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including our subsidiary, Covenant Transport, Inc., on April 23, 2020. The lawsuit claims that the named co-defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount pending court approval. Our accruals related to this claim as of December 31, 2021 were sufficient to cover this settlement.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  December 31, 2021.

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

We had $26.4 million and $29.7 million of outstanding and undrawn letters of credit as of December 31, 2021 and 2020, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

We had commitments outstanding at December 31, 2021, to acquire revenue equipment totaling approximately $73.8 million versus commitments at December 31, 2020 of approximately $34.8 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

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

The following table summarizes our segment information for 2021 and 2020:

(in thousands)
Year Ended December 31, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$337,063	$324,541	$321,236	$63,163	$1,046,003
Intersegment revenue	7,429	-	-	-	7,429
Operating income (loss)	33,064	(1,357)	32,461	2,994	67,162
Depreciation and amortization	25,364	25,960	595	1,962	53,881

(in thousands)
Year Ended December 31, 2020	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$320,202	$288,652	$177,579	$52,128	$838,561
Intersegment revenue	11,630	-	-	-	11,630
Operating (loss) income	(7,038)	(15,534)	4,482	4,063	(14,027)
Depreciation and amortization	31,969	29,610	829	3,064	65,472

(in thousands)	For the years ended December 31,
	2021	2020
Total external revenues for reportable segments	$1,046,003	$838,561
Intersegment revenues for reportable segments	7,429	11,630
Elimination of intersegment revenues	(7,429)	(11,630)
Total consolidated revenues	$1,046,003	$838,561

Balance sheet data by reportable segment is not maintained by the Company.

16.	SUBSEQUENT EVENTS

On January 26, 2022, our Board of Directors approved a quarterly cash dividend program of $0.0625 per share, subject to quarterly approval by our Board of Directors. Our Board of Directors has approved the first dividend, which will be for stockholders of record as of March 4, 2022, and payable on March 25, 2022.

On February 9, 2022, we acquired AAT Carriers, Inc. ("AAT") headquartered in Chattanooga, TN. AAT will become a part of our Expedited reportable segment. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. For 2021, AAT generated approximately $25 million in revenue. The purchase price includes a substantial earnout component based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including any earnout achieved, is expected to range from $35 million to $55 million depending on the results achieved by AAT. The initial accounting for the acquisition is incomplete. The transaction included a Code Section 338(h)(10) election and is expected to be immediately accretive to earnings per diluted share.

On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock.