Form 10-Q
period 2022-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2022-05-06
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 4, 2022).

Class A Common Stock, $.01 par value: 13,247,838 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,144	$8,412
Accounts receivable, net of allowance of $4,180 in 2022 and $4,112 in 2021	135,612	142,362
Drivers' advances and other receivables, net of allowance of $555 in 2022 and $542 in 2021	7,466	8,792
Inventory and supplies	3,731	3,323
Prepaid expenses	9,479	12,536
Assets held for sale	2,272	2,925
Income taxes receivable	3,193	10,177
Other short-term assets	69	-
Total current assets	168,966	188,527

Property and equipment, at cost	529,930	518,406
Less: accumulated depreciation and amortization	(184,757)	(171,923)
Net property and equipment	345,173	346,483

Goodwill	72,006	42,518
Other intangibles, net	19,887	20,475
Other assets, net	52,762	52,384
Noncurrent assets of discontinued operations	1,275	1,275
Total assets	$660,069	$651,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	27,851	29,907
Accrued expenses	39,165	38,001
Accrued purchased transportation	17,120	24,689
Current maturities of long-term debt	4,607	5,722
Current portion of finance lease obligations	7,574	6,848
Current portion of operating lease obligations	13,149	15,811
Current portion of insurance and claims accrual	20,150	21,210
Other short-term liabilities	415	557
Total current liabilities	130,031	142,745

Long-term debt	43,167	20,347
Long-term portion of finance lease obligations	2,408	3,969
Long-term portion of operating lease obligations	19,438	21,554
Insurance and claims accrual	14,192	21,438
Deferred income taxes	86,011	84,661
Other long-term liabilities	840	2,149
Long-term liabilities of discontinued operations	5,100	5,100
Total liabilities	301,187	301,963
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 13,813,121 outstanding as of March 31, 2022; and 16,125,786 shares issued and 14,414,159 outstanding as of December 31, 2021	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	150,436	149,406
Treasury stock at cost; 2,312,665 and 1,711,627 shares as of March 31, 2022 and December 31, 2021, respectively	(37,635)	(23,662)
Accumulated other comprehensive loss	(300)	(1,306)
Retained earnings	246,196	225,076
Total stockholders' equity	358,882	349,699
Total liabilities and stockholders' equity	$660,069	$651,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2022 and 2021

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2022	2021
Revenues
Freight revenue	$257,614	$200,688
Fuel surcharge revenue	33,971	20,201
Total revenue	$291,585	$220,889

Operating expenses:
Salaries, wages, and related expenses	$95,338	$82,586
Fuel expense	35,502	22,822
Operations and maintenance	17,936	14,719
Revenue equipment rentals and purchased transportation	83,661	57,236
Operating taxes and licenses	2,740	2,585
Insurance and claims	9,179	7,838
Communications and utilities	1,170	1,247
General supplies and expenses	8,934	8,183
Depreciation and amortization	13,445	14,087
Gain on disposition of property and equipment, net	(167)	(923)
Total operating expenses	267,738	210,380
Operating income	23,847	10,509
Interest expense, net	555	743
Income from equity method investment	(6,785)	(2,960)
Income before income taxes	30,077	12,726
Income tax expense	7,910	4,145
Income from continuing operations, net of tax	22,167	8,581
Income from discontinued operations, net of tax	-	2,559
Net income	$22,167	$11,140

Basic income per share:
Income from continuing operations	$1.34	$0.51
Income from discontinued operations	-	0.15
Net income	$1.34	$0.66
Diluted income per share:
Income from continuing operations	$1.32	$0.50
Income from discontinued operations	-	0.15
Net income	$1.32	$0.65
Basic weighted average shares outstanding	16,602	16,954
Diluted weighted average shares outstanding	16,769	17,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three months ended March 31, 2022 and 2021

(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$22,167	$11,140

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($308) in 2022 and ($392) in 2021, respectively	900	1,145

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of ($36) in 2022 and $51 in 2021, respectively	106	(150)

Reclassification of (gains) on sale of investments classified as available-for-sale	-	(63)
Total other comprehensive income	1,006	932

Comprehensive income	$23,173	$12,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2022 and 2021

(Unaudited and in thousands)

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	11,140	11,140
Other comprehensive income	-	-	-	-	932	-	932
Share repurchase	-	-	-	(8,118)	-	-	(8,118)
Stock-based employee compensation expense	-	-	2,594	-	-	-	2,594
Issuance of restricted shares, net	-	-	(1,158)	625	-	-	(533)
Balances at March 31, 2021	$173	$24	$144,874	$(24,560)	$(1,319)	$177,465	$296,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2022 and 2021

(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,167	$11,140
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for losses on accounts receivable	199	402
(Reversal) deferral of gain on sales to equity method investee	(30)	45
Depreciation and amortization	13,445	14,087
Deferred income tax expense	1,047	4,735
Income tax expense arising from restricted share vesting and stock options exercised	(84)	(120)
Stock-based compensation expense	1,893	2,594
Income from equity method investment	(6,785)	(2,960)
Gain on disposition of property and equipment	(167)	(923)
Gain on reversal of contingent loss of discontinued operations	-	(3,412)
Gain on investment in available-for-sale securities	-	(63)
Changes in operating assets and liabilities:
Receivables and advances	22,213	(6,917)
Prepaid expenses and other assets	3,028	(1,064)
Inventory and supplies	(408)	(352)
Insurance and claims accrual	(8,306)	(8,739)
Accounts payable and accrued expenses	(8,796)	1,163
Net cash flows provided by operating activities	39,416	9,616

Cash flows from investing activities:
Acquisition of AAT Carriers, Inc., net of cash acquired	(37,000)	-
Other investment	(12)	-
Purchase of available-for-sale securities	-	(33)
Acquisition of property and equipment	(8,690)	(3,907)
Proceeds from disposition of property and equipment	704	13,871
Net cash flows (used) provided by investing activities	(44,998)	9,931

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(216)	(646)
Cash dividend	(1,047)	-
Repayments of notes payable	(1,427)	(8,713)
Repayments of finance lease obligations	(1,293)	(633)
Proceeds under revolving credit facility	70,031	216,128
Repayments under revolving credit facility and draw note	(46,899)	(220,651)
Payment of minimum tax withholdings on stock compensation	(35)	(531)
Common stock repurchased	(14,800)	(8,118)
Net cash flows provided (used) by financing activities	4,314	(23,164)

Net change in cash and cash equivalents	(1,268)	(3,617)

Cash and cash equivalents at beginning of period	8,412	8,407
Cash and cash equivalents at end of period	$7,144	$4,790

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million (the “TFS Settlement”). During the fourth quarter of 2020, we recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the TFS Settlement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of March 31, 2022, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $5.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values of approximately 35% of their cost, depending on the operating segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 167,000 and 132,000 shares issuable upon conversion of unvested restricted shares for the three months ended  March 31, 2022 and March 31, 2021, respectively. There were 153,000 unvested shares excluded from the calculation of diluted earnings per share because the performance targets were not achieved as of March 31, 2022. However, no unvested shares have been excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three months ended March 31, 2022 and 2021. There were no shares issuable upon conversion of unvested employee stock options for the three months ended  March 31, 2022 and March 31, 2021, respectively. There were 196,000 unvested employee stock options excluded from the calculation of diluted earnings per share because the performance targets were not achieved as of March 31, 2022. Additionally, no unvested employee stock options were anti-dilutive for the three months ended March 31, 2022 and March 31, 2021, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2022	2021
Numerators:
Income from continuing operations	$22,167	$8,581
Income from discontinued operations	-	2,559
Net income	$22,167	$11,140
Denominator:
Denominator for basic income per share – weighted-average shares	16,602	16,954
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	167	132
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	16,769	17,086

Basic income per share:
Income from continuing operations	$1.34	$0.51
Income from discontinued operations	-	0.15
Net income	$1.34	$0.66
Diluted income per share:
Income from continuing operations	$1.32	$0.50
Income from discontinued operations	-	0.15
Net income	$1.32	$0.65

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	March 31, 2022	December 31, 2021
Net Fair Value of Derivative	$(415)	$(1,808)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	(415)	(1,808)
Significant Unobservable Inputs (Level 3)	-	-

There were no available-for-sale securities recorded as of March 31, 2022 or December 31, 2021. Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of March 31, 2022. The fair value of all interest rate swap agreements that were in effect as of  March 31, 2022 was an approximately $0.4 million liability.

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

The following table summarizes the results of our discontinued operations for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31,
	2022	2021
Total revenue	$-	$-
Operating expenses	-	-
Operating income	-	-
Reversal of contingent loss liability	-	(3,412)
Interest expense	-	-
Income before income taxes	-	3,412
Income tax expense	-	853
Income from discontinued operations, net of tax	$-	$2,559

Reversal of contingent liability for the three months ended March 2021 relates to the reduced exposure of future indemnification by the Company to Triumph, as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Noncurrent deferred tax asset	$1,275	$1,275
Noncurrent assets from discontinued operations	1,275	1,275
Total assets from discontinued operations	$1,275	$1,275

Liabilities:
Long-term contingent loss liability	5,100	5,100
Long-term liabilities of discontinued operations	5,100	5,100
Total liabilities from discontinued operations	$5,100	$5,100

There were no net cash flows related to discontinued operations for the three months ended March 31, 2022 and 2021.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the year ended December 31, 2021. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three months ended March 31, 2022 and 2021:

(in thousands)
Three Months Ended March 31, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$98,797	$88,947	$86,151	$17,690	$291,585
Intersegment revenue	891	-	-	-	891
Operating income	9,331	2,641	10,831	1,044	23,847

Three Months Ended March 31, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$78,481	$75,446	$51,397	$15,565	$220,889
Intersegment revenue	446	-	-	-	446
Operating income (loss)	6,237	(1,770)	4,887	1,155	10,509

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Total external revenues for reportable segments	$291,585	$220,889
Intersegment revenues for reportable segments	891	446
Elimination of intersegment revenues	(891)	(446)
Total consolidated revenues	$291,585	$220,889

Note 6.	Income Taxes

Income tax expense in both 2022 and 2021 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences. The IRS has issued guidance that allows meals and incidental expense per diem to be 100% deductible for tax years 2021 and 2022. Accordingly, there is no adjustment in 2021 or 2022 as our per diem plan qualifies for this treatment. In years with partially nondeductible per diem, the per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.

Our liability recorded for uncertain tax positions as of  March 31, 2022 has decreased by less than $0.1 million since December 31, 2021.

The net deferred tax liability of $84.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at March 31, 2022 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

On  March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions for refundable payroll tax credits, deferral for employer-side social-security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of September 30, 2021, the Company recorded a benefit of $0.6 million against labor expense for refundable payroll tax credits. The Company will continue to monitor the benefits of the Cares Act going forward.

On March 11, 2021, President Biden signed the American Rescue Plan ("ARPA") into law. Of relevance to the Company, the ARPA extended the reach of Internal Revenue Code Section 162(m) to include compensation paid to the eight highest-paid individuals (rather than three highest); however, this change is not effective until 2027. There is no material impact to the financial statements at this time.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$23,132	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 1.8% at March 31, 2022, and 1.2% at December 31, 2021, due in monthly installments with final maturities at various dates ranging from April 2022 to November 2022, secured by related revenue equipment	3,405	-	4,537	2
Real estate notes; interest rate of 2.0% at March 31, 2022 and 1.8% at December 31, 2021 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,202	20,035	1,185	20,345
Total debt	4,607	43,167	5,722	20,347
Principal portion of finance lease obligations, secured by related revenue equipment	7,574	2,408	6,848	3,969
Principal portion of operating lease obligations, secured by related revenue equipment	13,149	19,438	15,811	21,554
Total debt and lease obligations	$25,330	$65,013	$28,381	$45,870

We and substantially all of our subsidiaries are parties to the Third Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $110.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment. The accordion feature was increased to $75.0 million in May 2022. Refer to Note 15, "Subsequent Events" for a summary of certain changes made to the Credit Facility in May 2022. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in May 2027.

As of March 31, 2022, borrowings under the Credit Facility were classified as either "base rate loans" or "LIBOR loans." Base rate loans accrued interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.25% to 0.75%; while LIBOR loans accrued interest at LIBOR, plus an applicable margin ranging from 1.25% to 1.75%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate, revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases, and revenue equipment that we do not designate as being included in the borrowing base. Refer to Note 15, "Subsequent Events" for a summary of certain changes made to the Credit Facility in May 2022.

As of March 31, 2022, borrowings under the Credit Facility were subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 40.9% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $45.0 million, plus (iii) the lesser of (a) $10.4 million or (b) 80% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount. In May 2022, the Credit Facility was amended to remove real estate from this calculation and increase the noted caps on eligible revenue equipment from 40.9% and $45.0 million to 60.0% and $65.0 million, respectively. Refer to Note 15, "Subsequent Events" for a summary of certain other changes made to the Credit Facility in May 2022.

We had $23.1 million borrowings outstanding under the Credit Facility as of March 31, 2022, undrawn letters of credit outstanding of approximately $25.2 million, and available borrowing capacity of $61.7 million. As of March 31, 2022, there were $11.1 million base rate and $12.0 million of LIBOR loans. Based on availability as of March 31, 2022 and 2021, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  April 2022 to November 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $3.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2022, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of March 31, 2022, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  March 31, 2022 terminate from  May 2022 through  November 2023 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2022 and 2021 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$688	$1,007
Interest on lease liabilities	124	174
Operating lease cost	5,437	5,935
Variable lease cost	22	39
Total lease cost	$6,271	$7,155

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	124	174
Operating cash flows from operating leases	5,459	5,974
Financing cash flows from finance leases	1,293	633
Right-of-use assets obtained in exchange for new finance lease liabilities	458	-
Right-of-use assets obtained in exchange for new operating lease liabilities	53	224
Weighted-average remaining lease term—finance leases (in years)	1.3
Weighted-average remaining lease term—operating leases (in years)	5.2
Weighted-average discount rate—finance leases	5.6%
Weighted-average discount rate—operating leases	6.9%

As of  March 31, 2022, and December 31, 2021, right-of-use assets of $31.1 million and $35.7 million for operating leases and $22.9 million and $23.2 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2022 (1)	$11,840	$6,834
2023	9,398	2,942
2024	2,497	108
2025	2,112	108
2026	2,170	108
Thereafter	11,499	747
Total minimum lease payments	$39,516	$10,847
Less: amount representing interest	(6,929)	(865)
Present value of minimum lease payments	$32,587	$9,982
Less: current portion	(13,149)	(7,574)
Lease obligations, long-term	$19,438	$2,408

(1) Excludes the three months ended March 31, 2022.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2022, there were 1,125,479 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.7 million and the expense of $2.6 million for the three months ended March 31, 2022 and 2021, respectively. Of the stock compensation expense recorded for the three months ended  March 31, 2022, $1.0 million relates to restricted shares and $0.7 million relates to unvested employee stock options. Of the stock compensation expense recorded for the three months ended March 31, 2021, $2.2 million relates to restricted shares and $0.4 million relates to unvested employee stock options. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.1 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2022, certain participants elected to forfeit receipt of an aggregate of 1,569 shares of Class A common stock at a weighted average per share price of $22.44 based on the closing price of our Class A common stock on the dates the shares vested in 2022, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. The Court entered an Order preliminarily approving the Class Settlement on December 31, 2021. Our accruals related to this claim as of March 31, 2022 were sufficient to cover this settlement.

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

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including our subsidiary, Covenant Transport, Inc., on April 23, 2020. The lawsuit claims that the named co-defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount pending court approval. Our accruals related to this claim as of March 31, 2022 were sufficient to cover this settlement.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of  March 31, 2022.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis.

We had $25.2 million and $26.4 million of outstanding and undrawn letters of credit as of March 31, 2022 and December 31, 2021. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

We sold tractors and trailers to TEL for $0.0 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively, and we received $0.2 million and $0.3 million, respectively, for providing various maintenance services, certain back-office functions, building and lot rental, and for miscellaneous equipment for the same periods. There was no equipment purchased from TEL during the three months ended March 31, 2022 and 2021. Additionally, we paid approximately $0.2 million and less than $0.1 million to TEL for leases of revenue equipment during each of the three months ended March 31, 2022 and 2021, respectively. We recognized a net reversal of previously deferred gains totaling less than $0.1 million and net deferred gains totaling less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third-party. Deferred gains, totaling $0.2 million and $0.3 million at  March 31, 2022 and 2021, respectively, are being carried as a reduction in our investment in TEL. At  March 31, 2022 and  December 31, 2021, we had accounts receivable from TEL of $0.0 million and $1.0 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2022 net income through March 31, 2022, or $6.8 million. We received no equity distributions from TEL during the three months ended March 31, 2022.

Our accounts receivable from TEL and investment in TEL as of  March 31, 2022 and December 31, 2021 are as follows (in thousands):

Description:	Balance Sheet Line Item:	March 31, 2022	December 31, 2021
Accounts receivable from TEL	Driver advances and other receivables	$34	$802
Investment in TEL	Other assets	51,011	44,196

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of March 31,	As of December 31,
	2022	2021
Total Assets	$369,908	$346,218
Total Liabilities	274,980	264,948
Total Equity	$94,928	$81,270

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Revenue	$32,336	$22,903
Cost of Sales	4,499	1,143
Operating Expenses	12,345	13,905
Operating Income	15,492	7,855
Net Income	$13,658	$6,003

Note 12.	Acquisition of AAT Carriers, Inc.

On February 9, 2022, we acquired 100% of the outstanding stock of AAT Carriers, Inc. ("AAT") headquartered in Chattanooga, TN. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. The total cash consideration at closing was $38.8 million, not considering approximately $1.8 million of cash balances acquired. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $20.0 million based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including any earnout achieved, is expected to range from $35.0 million to $57.0 million depending on the results achieved by AAT.

AAT’s results have been included in the condensed consolidated financial statements since the date of acquisition and are reported within our Expedited reportable operating segment.

The allocation of the preliminary purchase price detailed below is subject to change based on finalization of the valuation of long-lived and intangible assets, as well as our ongoing evaluation of AAT’s accounting principles for consistency with ours.

February 9, 2022
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$38,796
Cash acquired included in historical book value of AAT's assets and liabilities	(1,796)
Net cash paid	$37,000

There are no deferred income taxes arising from the acquisition because of our 338(h)(10) election.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

February 9, 2022
Cash and cash equivalents	$1,796
Accounts receivable	842
Prepaid expenses	33
Other short-term assets	69
Net property and equipment	7,994
Total identifiable assets acquired	10,734

Accounts payable	(19)
Accrued expenses	(946)
Finance lease obligations	(458)
Other long-term liabilities	(3)
Total liabilities assumed	(1,426)
Net identifiable assets acquired	9,308
Goodwill	29,488
Net assets acquired	$38,796

Goodwill and other intangible assets will change upon the completion of the valuation of the contingent consideration liability and intangible asset as part of the purchase accounting for the AAT acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment, and recruiting.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended March 31, 2022 are as follows:

(in thousands)	Three months ended
March 31, 2022
Total revenue	$4,166
Net income	$1,987

Note 13.	Goodwill and Other Assets

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

The Landair trade name has a residual value of $0.5 million.

Amortization expense of $0.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2022 and  December 31, 2021 is as follows:

(in thousands)	March 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,398)	9,674
Managed Freight	1,692	(528)	1,164
Warehousing	12,436	(3,887)	8,549
Total customer relationships:	28,200	(8,813)	19,387	99
Total other intangible assets	$32,600	$(12,713)	$19,887

(in thousands)	December 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,104)	9,968
Managed Freight	1,692	(494)	1,198
Warehousing	12,436	(3,627)	8,809
Total customer relationships:	28,200	(8,225)	19,975	102
Total other intangible assets	$32,600	$(12,125)	$20,475

The carrying amount of goodwill increased to $72.0 million at March 31, 2022 from $42.5 million at December 31, 2021, as a result of the AAT acquisition. The carrying amount of goodwill and other intangible assets for 2022 is subject to change upon the completion of the purchase accounting for the AAT acquisition.

Note 14.	Equity

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 0.7 million shares of our Class A common stock for $14.8 million during the three months ended  March 31, 2022.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022.

Note 15.	Subsequent Events

On May 4, 2022, we entered into an amendment to the Credit Facility (the "Nineteenth Amendment"). Among other changes, the Nineteenth Amendment: (i) extended the maturity date from October 23, 2025 to May 4, 2027; (ii) increased the maximum amount that eligible rolling stock can contribute to the borrowing base from $45.0 million to $65.0 million; (iii) increased the borrowing “accordion” feature, pursuant to which the Company can request and, at the lenders’ discretion, obtain an increase in the revolving credit facility commitments from an incremental $50.0 million to an incremental $75.0 million; (iv) removed LIBOR as one of the reference rates on which the interest rate can be calculated and replaced it with the secured overnight financing rate or “SOFR,” plus a SOFR related increase of 10 to 25 basis points depending on the term of SOFR selected by the Company; (v) removed real estate and certain rolling stock that is not designated by the Company as being included in the borrowing base from the Agent’s collateral package; and (vi) added AAT as a borrower and pledger of its assets under the Credit Facility. We do not anticipate that transitioning from LIBOR to SOFR will have a material impact on our financial statements. The Nineteenth Amendment also modified certain restrictions and minimum borrowing availability requirements to provide increased flexibility to finance and dispose of real estate and rolling stock and to engage in stock repurchases, dividends, acquisitions, and investments.

We repurchased an additional 0.6 million shares of our Class A common stock for $11.9 million from April 1, 2022 through May 4, 2022.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, the anticipated impact of transitioning from LIBOR to SOFR under the Credit Facility, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our segments and services, future margins of our segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, and upgrades, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, the expected total purchase price of AAT, and the anticipated impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

For the first quarter of 2022, we had diluted earnings per share of $1.32, which is the highest earnings for any quarter in the Company's history. In addition to record earnings for such quarter, we acquired AAT Carriers Inc. ("AAT") in February 2022 and repurchased 0.7 million shares of outstanding Class A common stock and initiated the payment of the Company's first dividend payment during the quarter. The first quarter yielded strong results from each of our four operating segments, including sequential improvement in our Dedicated truckload segment. Despite economic indicators pointing to a slowing freight economy, the first quarter’s freight environment remained robust as a result of strong economic activity, low inventories, and supply chain disruptions, accompanied by constrained capacity due to a national driver and equipment shortage.

Our asset-based segments, Expedited and Dedicated, contributed approximately 64% of total revenue in the quarter and performed well in an environment characterized by strong freight demand, an extremely competitive driver market, workforce volatility due to the resurgence of the COVID-19 pandemic through the omicron variants early in the quarter, and rising costs. Our Expedited segment grew revenue and improved adjusted margins compared to the first quarter last year. The addition of AAT and improved pricing were able to overcome a smaller fleet, and significant cost increases from driver pay, fuel, parts and maintenance. Our Dedicated segment improved year-over-year and sequentially by producing higher revenue and better adjusted margins, continued progress towards our targeted returns.

Our asset-light segments, Managed Freight and Warehousing, contributed approximately 36% of total revenue in the quarter and combined to generate favorable margins and returns. Managed Freight continued to exceed expectations as a result of strong execution and effective coordination with our Expedited and Dedicated segments. Warehousing was able to grow revenue but had diminished margins primarily as a result of labor inefficiencies associated with the resurgences and variant developments in the COVID-19 pandemic and a competitive labor market.

Additional items of note for the first quarter of 2022 include the following:

●

Total revenue of $291.6 million, an increase of 32.0% compared with the first quarter of 2021, and freight revenue (which excludes revenue from fuel surcharges) of $257.6 million, an increase of 28.4% compared with the first quarter of 2021;

●	Operating income of $23.8 million, compared with $10.5 million in the first quarter of 2021;

●

Net income of $22.2 million, or $1.32 per diluted share, compared with $11.1 million, or $0.65 per diluted share, in the first quarter of 2021. Net income from continuing operations of $22.2 million, or $1.32 per diluted share, compared to $8.6 million or $0.50 per diluted share, in the first quarter of 2020. Net income from discontinued operations of $0.0 million, or $0.00 per diluted share, compared to $2.6 million, or $0.15 per diluted share, in the first quarter of 2021.

●	34% of consolidated total revenue was in our more volatile Expedited reportable segment, as compared to 36% in the first quarter of 2021;

●

Our Managed Freight reportable segment’s total revenue increased to $86.2 million in the 2022 quarter from $51.4 million in the 2021 quarter and the segment had an operating income of $10.8 million in the 2022 quarter compared to $4.9 million in the 2021 quarter;

●	Our equity investment in TEL provided $6.8 million of pre-tax earnings in the first quarter of 2022 compared to $3.0 million in the first quarter of 2021;

●	We distributed a total of $1.0 million to stockholders through dividends;

●	Since December 31, 2021, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $22.1 million to $50.6 million, and with available borrowing capacity of $61.7 million under our Credit Facility at March 31, 2022, primarily due to repurchasing $14.8 million of our outstanding Class A Common Stock under the stock repurchase program and the net cash payment related to the acquisition of AAT for $37.1 million. We do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 0.39;

●	Stockholders' equity at March 31, 2022, was $358.9 million; and

●	Tangible book value at March 31, 2022, was $266.8 million.

Outlook

We are optimistic about continuing to make operational progress during 2022. For at least the first half of 2022, we anticipate a strong freight market accompanied by constrained capacity due to a national driver and equipment shortage. During this period, we expect a continuation of significant increases in pricing and operating costs, and we expect to continue to improve the margin expectation in certain Dedicated contracts and the duration of fleet commitments in certain Expedited contracts. Later in the year, we expect demand to become more balanced as supply chains gain fluidity, economic growth potentially slows, and consumer spending on services rebounds.

We expect cost pressure to persist even if freight demand moderates. From wages and insurance, to equipment and parts, to fuel prices and interest rates, the costs of our business is increasing. Overall, absent a substantial, near-term deterioration in market forces, we expect a combination of pricing gains, improvement in our Dedicated segment, revenue growth, and continued focus on cost control, to support 2022 operating results in excess of 2021, although the timing of various market factors and the speed of our execution could cause a range of possible results. Regardless of the outside variables at play, we are committed to remaining disciplined and focused on the operational activities which we can influence and control. With diligent execution and teamwork we believe the power of our operating model will speak for itself throughout economic and freight market cycles.

For the longer term, we intend to steadily and intentionally grow the percentage of our revenue generated by Dedicated, Managed Freight, and Warehousing segments, while selectively investing to optimize the Expedited segment to remain a leader in that sector. At the same time, we will continue to diligently pursue reducing unnecessary overhead, improving our safety, service, and productivity, diversifying our customer base with less seasonal and cyclical exposure, improving customer contracts, and investing in systems, technology, and people to support the growth of these previously under-invested areas.

Over time, we expect Expedited and Dedicated to generate high single-digit to low double-digit operating margins, and Managed Freight and Warehousing to generate mid-to-high single-digit operating margins. Based on our expected asset intensity, these operating margins should produce double-digit returns on invested capital.

With diligence and accountability, we expect to grow our market share organically, continue to improve our operations, and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation. Based on our anticipated cash flow generation profile, we anticipate being able to continue our dividend program and evaluate a full range of capital allocation alternatives, including debt paydown, organic growth, acquisition and disposition opportunities, and stock repurchases.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2022	OR %	2021	OR %
Total revenue	$291,585		$220,889
Total operating expenses	267,738	91.8%	210,380	95.2%
Operating income	$23,847		$10,509

Adjusted Operating Ratio:	2022	Adj. OR %	2021	Adj. OR %
Total revenue	$291,585		$220,889
Fuel surcharge revenue	(33,971)		(20,201)
Freight revenue (total revenue, excluding fuel surcharge)	257,614		200,688

Total operating expenses	267,738		210,380
Adjusted for:
Fuel surcharge revenue	(33,971)		(20,201)
Amortization of intangibles	(588)		(1,152)
Adjusted operating expenses	233,179	90.5%	189,027	94.2%
Adjusted operating income	$24,435		$11,661

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

In our Expedited and Dedicated reportable segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. AAT’s results are reported within our Expedited reportable segment. The main factors that could affect our Expedited and Dedicated revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Revenue Equipment

At March 31, 2022, we operated 2,318 tractors and 5,455 trailers. Of such tractors, 1,604 were owned, 590 were financed under operating leases, and 124 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 4,965 were owned, 376 were financed under finance type leases, and 114 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At March 31, 2022, our fleet had an average tractor age of 2.3 years and an average trailer age of 5.3 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing or leasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, and expenses associated with employee drivers, including driver compensation, fuel, and other expenses, are not incurred with respect to independent contractors. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net income margin, as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2022 TO three months ended March 31, 2021

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Freight revenue	$257,614	$200,688
Fuel surcharge revenue	33,971	20,201
Total revenue	$291,585	$220,889

The increase in total revenue primarily resulted from a $34.8 million, $11.4 million, $8.8 million, and $2.0 million increase in Managed Freight, Expedited, Dedicated, and Warehousing freight revenue, respectively, for the three months ended March 31, 2022.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2022	2021
Salaries, wages, and related expenses	$95,338	$82,586
% of total revenue	32.7%	37.4%
% of freight revenue	37.0%	41.2%

Salaries, wages, and related expenses for the three months ended March 31, 2022, increased on a dollars basis primarily as the result of driver and non-driver pay increases since the first quarter of 2021 partially offset by lower total miles compared to the 2021 quarter. The decreases on a percentage basis are due to increased revenue over which to spread those costs.

We believe salaries, wages, and related expenses will continue to increase going forward as a result of driver pay changes put in place in the tight freight market. Additionally, we expect salaries, wages, and related expenses to continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. We have continued to put driver pay increases in place as necessary to address driver market pressure. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended
	March 31,
	2022	2021
Fuel expense	$35,502	$22,822
% of total revenue	12.2%	10.3%
% of freight revenue	13.8%	11.4%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $1.40 per gallon, or 48%, higher for the quarter ended March 31, 2022 compared with the same quarter in 2021.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2022	2021
Total fuel surcharge	$33,971	$20,201
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	2,222	1,651
Company fuel surcharge revenue	$31,749	$18,550
Total fuel expense	$35,502	$22,822
Less: Company fuel surcharge revenue	31,749	18,550
Net fuel expense	$3,753	$4,272
% of freight revenue	1.5%	2.1%

Net fuel expense for the three months ended March 31, 2022, decreased primarily due to higher fuel surcharge recovery, partially offset by higher fuel prices and fewer total miles. There were no diesel fuel hedge gains or losses for the quarter compared to $0.4 million of gains for the same 2021 quarter. As of March 31, 2022, we had no remaining fuel hedging contracts.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs. Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Three Months Ended
	March 31,
	2022	2021
Operations and maintenance	$17,936	$14,719
% of total revenue	6.2%	6.7%
% of freight revenue	7.0%	7.3%

The increase in operations and maintenance on a dollar basis for the three months ended March 31, 2022 was primarily related to an increase in maintenance costs, including parts and labor, as compared to the prior year quarter as a result of the global supply chain disruptions. Additionally, as a result of the tight driver market, recruitment and onboarding of drivers has increased when compared to the prior year quarter. These increases are partially offset by having a smaller fleet in 2022.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2022	2021
Revenue equipment rentals and purchased transportation	$83,661	$57,236
% of total revenue	28.7%	25.9%
% of freight revenue	32.5%	28.5%

The increases in revenue equipment rentals and purchased transportation for the three months ended March 31, 2022, were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 8.9% for the three months ended March 31, 2022 to 6.7% for the same 2022 period.

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

Operating taxes and licenses

	Three Months Ended
	March 31,
	2022	2021
Operating taxes and licenses	$2,740	$2,585
% of total revenue	0.9%	1.2%
% of freight revenue	1.1%	1.3%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2022	2021
Insurance and claims	$9,179	$7,838
% of total revenue	3.1%	3.5%
% of freight revenue	3.6%	3.9%

Insurance and claims per mile cost increased to 14.1 cents per mile for the three months ended March 31, 2022 compared to 11.2 cents per mile for the same 2021 quarter. The increase is primarily a result of increased fixed premium expense due to an extremely difficult insurance market for the industry.

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

Communications and utilities

	Three Months Ended
	March 31,
	2022	2021
Communications and utilities	$1,170	$1,247
% of total revenue	0.4%	0.6%
% of freight revenue	0.5%	0.6%

For the period presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2022	2021
General supplies and expenses	$8,934	$8,183
% of total revenue	3.1%	3.7%
% of freight revenue	3.5%	4.1%

The decreases in general supplies and expenses as a percentage of total revenue and freight revenue for the three months ended March 31, 2022 are due to increased revenue over which to spread those costs.

Depreciation and amortization

	Three Months Ended
	March 31,
	2022	2021
Depreciation and amortization	$13,445	$14,087
% of total revenue	4.6%	6.4%
% of freight revenue	5.2%	7.0%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense remained consistent at $12.9 million for the three months ended March 31, 2022 and 2021 as a result of reduced total tractor count offset by increased costs on new equipment. Amortization of intangible assets was $0.6 million for the three months ended March 31, 2022 and $1.2 million the same 2021 period. The decrease is a result of the completion of the amortization of the Landair trade name to the $0.5 million residual value during the third quarter of 2021.

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

Gain on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2022	2021
Gain on disposition of property and equipment, net	$(167)	$(923)
% of total revenue	(0.1%)	(0.4%)
% of freight revenue	(0.1%)	(0.5%)

The decreases in gain on disposition of property and equipment, net for the three months ended March 31, 2022 are primarily the result of a reduction in on the sale of used equipment compared to the 2021 quarter.

Interest expense, net

	Three Months Ended
	March 31,
	2022	2021
Interest expense, net	$555	$743
% of total revenue	0.2%	0.3%
% of freight revenue	0.2%	0.4%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended
	March 31,
	2022	2021
Income from equity method investment	$6,785	$2,960

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The increase in TEL's contributions to our results for the three months ended March 31, 2022 is the result of constricted used equipment capacity in the transportation market that increased income from both equipment sales and leasing.

Income tax expense

	Three Months Ended
	March 31,
	2022	2021
Income tax expense	$7,910	$4,145
% of total revenue	2.7%	1.9%
% of freight revenue	3.1%	2.1%

The changes in income tax expense were primarily related to the $17.4 million increase in pre-tax income in the three months ended March 31, 2022, compared to the same 2021 period, resulting from the increases in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences, such as executive compensation disallowance in 2021. The nondeductible effect of the per diem payments is temporarily suspended for 2021 and 2022 in accordance with IRS guidance issued during the quarter ended December 31, 2021. The rate impact of these items will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2022 TO three months ended March 31, 2021

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Revenues:
Expedited	$98,797	$78,481
Dedicated	88,947	75,446
Managed Freight	86,151	51,397
Warehousing	17,690	15,565
Total revenues	$291,585	$220,889

Operating Income (Loss):
Expedited	$9,331	$6,237
Dedicated	2,641	(1,770)
Managed Freight	10,831	4,887
Warehousing	1,044	1,155
Total operating income	$23,847	$10,509

The increase in Expedited revenue for the three months ended March 31, 2022 relates to an increase in average freight revenue per tractor per week of 18.7% and an $8.9 million increase in fuel surcharge revenue compared to the 2021 quarter, partially offset by a 17 (or 1.9%) average tractor decrease. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2022 is the result of a 36.0 cents per mile (or 19.3%) increase in average rate per total mile partially offset by a 0.4% decrease in average miles per unit compared to the 2021 quarter. Expedited team-driven tractors averaged 867 tractors in the first quarter of 2022, a decrease of approximately 1.0% from the average of 875 tractors in the first quarter of 2021.

The increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week compared to the 2021 quarter as the result of a 57.0 cents per mile (or 29.1%) increase in average rate per total mile compared to the 2021 quarter, a $4.7 million increase in fuel surcharge revenue, and a 0.3% increase in average miles per unit. Average tractors decreased 201 tractors, or 12.3% as compared to the three months ended March 31, 2021.

Managed Freight total revenue increased as a result of a robust freight market and executing various spot rate opportunities in the quarter, as well as handling overflow freight from both Expedited and Dedicated truckload operations.

Warehousing total revenue for the quarter increased as a result of new customer business since the first quarter of 2021 as well as rate increases with existing customers.

In addition to the changes in revenue described above for the three months ended March 31, 2022, the change in operating income for the three months ended March 31, 2022, resulted from a $28.8 million, $17.2 million, $9.1 million, and $2.2 million increase in Managed Freight, Expedited, Dedicated, and Warehousing operating expenses, respectively.

The increase in Expedited and Dedicated operating expenses for the three months ended March 31, 2022, is primarily the result of driver and non-driver pay increases since the 2021 quarter and an increase in maintenance costs, including parts and labor, as compared to the prior year quarter as a result of the global supply chain disruptions. Additionally, as a result of the tight driver market, recruitment and onboarding of drivers has increased when compared to the prior year quarter.

The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation. Additionally, operating expenses for both Managed Freight and Warehousing increased as a result of non-driver pay increases since the 2021 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $38.9 million and $45.8 million at March 31, 2022 and December 31, 2021, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.3 years at March 31, 2022, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2022 and December 31, 2021 we had $90.3 million and $74.3 million in debt and lease obligations, respectively, consisting of the following:

●	$23.1 million and no outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note;

●	$3.4 million and $4.5 million in revenue equipment installment notes, respectively;

●	$21.2 million and $21.5 million in real estate notes, respectively;

●	No deferred loan costs (which reduce long-term debt) as of March 31, 2022 and December 31, 2021;

●	$10.0 million and $10.8 million of the principal portion of financing lease obligations, respectively; and

●	$32.6 million and $37.4 million of the operating lease obligations, respectively.

The decrease in operating lease obligations was primarily due to our transition from tractors held under operating leases to owned equipment in 2022, as well as amortization of the operating lease liability.

As of March 31, 2022, we had $23.1 million borrowings outstanding, undrawn letters of credit outstanding of approximately $25.2 million, and available borrowing capacity of $61.7 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” and Note 15, "Subsequent Events" of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the three months ended March 31, 2022 totaled $45.0 million of expenditures, as compared to $10.0 million of proceeds for the prior year period. In the three months ended March 31, 2022, we took delivery of approximately 31 new tractors and no new trailers, while disposing of approximately 94 used tractors and 10 used trailers. Our current fleet plan for fiscal 2022 includes the delivery of an additional 529 new company replacement tractors and no additional new trailer deliveries. Net gains on disposal of equipment and real estate in the three months ended March 31, 2022 were $0.2 million compared to $0.9 million in the same prior year period. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $1.0 million to stockholders in the first three months of 2022 through dividends.

For the balance of 2022 we are planning for a sizable increase in net capital expenditures as we return to a more normalized equipment replacement cycle. This replacement effort is anticipated to occur against a backdrop of substantial price increases for new equipment, strong prices for used equipment, and industry-wide order cutbacks and deferrals by equipment manufacturers. The timing, cost, and projected fleet net capital expenditures will depend on how these factors play out. Our baseline expectation for the remainder of 2022 fleet net capital expenditures is a range of $50.0 million to $60.0 million.

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

Cash Flows

Net cash flows provided by operating activities increased to $39.4 million for the three months ended March 31, 2022, compared to $9.6 million for the same 2021 period, primarily due decreases in receivables and driver advances as a result of the timing of collections and an $11.0 million increase in net income, partially offset by decreases to non-cash expenses compared to the prior year period.

Net cash flows used by investing activities were $45.0 million for the three months ended March 31, 2022, compared to $9.9 million provided in the same 2021 period. The change in net cash flows used by investing activities was primarily the result of the February 2022 acquisition of AAT. The change is also due to the timing of our trade cycle whereby we took delivery of approximately 31 new company tractors and disposed of approximately 94 used tractors in the 2022 period compared to delivery and disposal of approximately 6 new company tractors and 82 used tractors, respectively in the same 2021 period.

Net cash flows provided by financing activities were approximately $4.3 million for the three months ended March 31, 2022, compared to $23.2 million used in the same 2021 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds relating to notes payable, the Draw Note, and our Credit Facility of $20.4 million in the 2022 period compared to net repayments of $13.9 million in the 2021 period. This difference between net proceeds and repayments was partially offset by the repurchase of $14.8 million of shares of our Class A common stock during the 2022 period compared to $8.1 million during the same 2021 period, as well as the payment of approximately $1.0 million in dividends during the 2022 period.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 0.7 million shares of our Class A common stock for $14.8 million during the three months ended March 31, 2022. We repurchased an additional 0.6 million shares of our Class A common stock through May 4, 2022, for a total of 1.3 million shares repurchased since January 2022.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2022, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Form 10-K for the year ended December 31, 2021.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 10, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2021, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended March 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2022	-	$-	-	$38,018,964
February 1-28, 2022	217,870	22.03	217,870	33,219,024
March 1-31, 2022	436,983	22.88	436,983	23,219,024
Total	654,853		654,853	$23,219,024

(1)	On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 0.7 million shares of our Class A common stock for $14.8 million during the three months ended March 31, 2022.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $1.0 million to stockholders in the first three months of 2022 through dividends.

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

COVENANT LOGISTICS GROUP, INC.

Date: May 6, 2022	By:	/s/ Joey B. Hogan
Joey B. Hogan
President and Principal Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer