Form 10-Q
period 2022-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2022-08-05
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 3, 2022).

Class A Common Stock, $.01 par value: 12,103,182 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,463	$8,412
Accounts receivable, net of allowance of $3,771 in 2022 and $4,112 in 2021	141,214	142,362
Drivers' advances and other receivables, net of allowance of $558 in 2022 and $542 in 2021	6,066	8,792
Inventory and supplies	3,961	3,323
Prepaid expenses	10,085	12,536
Assets held for sale	7,028	2,925
Income taxes receivable	-	10,177
Other short-term assets	170	-
Total current assets	172,987	188,527

Property and equipment, at cost	551,926	518,406
Less: accumulated depreciation and amortization	(194,282)	(171,923)
Net property and equipment	357,644	346,483

Goodwill	58,217	42,518
Other intangibles, net	50,411	20,475
Other assets, net	60,484	52,384
Noncurrent assets of discontinued operations	1,275	1,275
Total assets	$701,018	$651,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,582	$29,907
Accrued expenses	44,403	38,001
Accrued purchased transportation	17,492	24,689
Current maturities of long-term debt	10,404	5,722
Current portion of finance lease obligations	4,755	6,848
Current portion of operating lease obligations	15,265	15,811
Current portion of insurance and claims accrual	21,542	21,210
Other short-term liabilities	-	557
Total current liabilities	150,443	142,745

Long-term debt	48,053	20,347
Long-term portion of finance lease obligations	2,231	3,969
Long-term portion of operating lease obligations	29,611	21,554
Insurance and claims accrual	14,774	21,438
Deferred income taxes	85,861	84,661
Other long-term liabilities	8,914	2,149
Long-term liabilities of discontinued operations	5,100	5,100
Total liabilities	344,987	301,963
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 12,549,730 outstanding as of June 30, 2022; and 16,125,786 shares issued and 14,414,159 outstanding as of December 31, 2021	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	151,238	149,406
Treasury stock at cost; 3,576,056 and 1,711,627 shares as of June 30, 2022 and December 31, 2021, respectively	(65,492)	(23,662)
Accumulated other comprehensive income (loss)	353	(1,306)
Retained earnings	269,747	225,076
Total stockholders' equity	356,031	349,699
Total liabilities and stockholders' equity	$701,018	$651,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2022 and 2021

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
Revenues
Freight revenue	$266,856	$231,948	$524,470	$432,636
Fuel surcharge revenue	50,521	24,376	84,492	44,577
Total revenue	$317,377	$256,324	$608,962	$477,213

Operating expenses:
Salaries, wages, and related expenses	$101,103	$88,477	$196,441	$171,062
Fuel expense	48,484	26,372	83,986	49,194
Operations and maintenance	19,845	14,294	37,781	29,013
Revenue equipment rentals and purchased transportation	81,677	75,455	165,338	132,691
Operating taxes and licenses	2,740	2,960	5,480	5,545
Insurance and claims	13,627	9,577	22,806	17,415
Communications and utilities	1,214	1,130	2,384	2,377
General supplies and expenses	8,281	7,752	17,215	15,934
Depreciation and amortization	13,932	13,863	27,377	27,951
Gain on disposition of property and equipment, net	(399)	(1,888)	(566)	(2,812)
Total operating expenses	290,504	237,992	558,242	448,370
Operating income	26,873	18,332	50,720	28,843
Interest expense, net	766	708	1,321	1,450
Income from equity method investment	(7,076)	(3,382)	(13,861)	(6,342)
Income before income taxes	33,183	21,006	63,260	33,735
Income tax expense	8,657	5,570	16,567	9,716
Income from continuing operations, net of tax	24,526	15,436	46,693	24,019
(Loss) income from discontinued operations, net of tax	-	(19)	-	2,540
Net income	$24,526	$15,417	$46,693	$26,559

Basic income per share:
Income from continuing operations	$1.58	$0.92	$2.91	$1.42
(Loss) income from discontinued operations	-	-	-	0.15
Net income	$1.58	$0.92	$2.91	$1.58
Diluted income per share:
Income from continuing operations	$1.56	$0.91	$2.86	$1.41
(Loss) income from discontinued operations	-	-	-	0.15
Net income	$1.56	$0.91	$2.86	$1.56
Basic weighted average shares outstanding	15,514	16,765	16,058	16,858
Diluted weighted average shares outstanding	15,761	17,022	16,321	17,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and six months ended June 30, 2022 and 2021

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$24,526	$15,417	$46,693	$26,559

Other comprehensive income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($198) and ($506) in 2022 and $157 and ($235) in 2021, respectively	580	(407)	1,480	738

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of ($25) and ($61) in 2022 and ($45) and $6 in 2021, respectively	73	115	179	(35)

Reclassification of gains on sale of investments classified as available-for-sale	-	-	-	(63)
Total other comprehensive income (loss)	653	(292)	1,659	640

Comprehensive income	$25,179	$15,125	$48,352	$27,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2022 and 2021

(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882
Net income	-	-	-	-	-	24,526	24,526
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(975)	(975)
Other comprehensive income	-	-	-	-	653	-	653
Share repurchase	-	-	-	(28,565)	-	-	(28,565)
Stock-based employee compensation expense	-	-	1,855	-	-	-	1,855
Issuance of restricted shares, net	-	-	(1,053)	708	-	-	(345)
Balances at June 30, 2022	$161	$24	$151,238	$(65,492)	$353	$269,747	$356,031

	For the Three and Six Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	11,140	11,140
Other comprehensive income	-	-	-	-	932	-	932
Share repurchase	-	-	-	(8,118)	-	-	(8,118)
Stock-based employee compensation expense	-	-	2,594	-	-	-	2,594
Issuance of restricted shares, net	-	-	(1,158)	625	-	-	(533)
Balances at March 31, 2021	$173	$24	$144,874	$(24,560)	$(1,319)	$177,465	$296,657
Net income	-	-	-	-	-	15,417	15,417
Other comprehensive loss	-	-	-	-	(292)	-	(292)
Share repurchase	-	-	-	(249)	-	-	(249)
Stock-based employee compensation expense	-	-	2,352	-	-	-	2,352
Issuance of restricted shares, net	-	-	(806)	458	-	-	(348)
Balances at June 30, 2021	$173	$24	$146,420	$(24,351)	$(1,611)	$192,882	$313,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2022 and 2021

(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$46,693	$26,559
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for losses on accounts receivable	(26)	833
(Reversal) deferral of gain on sales to equity method investee	(30)	53
Depreciation and amortization	27,377	27,951
Deferred income tax expense	620	7,274
Income tax expense arising from restricted share vesting and stock options exercised	(40)	(255)
Stock-based compensation expense	3,748	4,946
Income from equity method investment	(13,861)	(6,342)
Gain on disposition of property and equipment	(566)	(2,812)
Gain on reversal of contingent loss of discontinued operations	-	(3,412)
Gain on investment in available-for-sale securities	-	(63)
Changes in operating assets and liabilities:
Receivables and advances	21,450	(44,671)
Prepaid expenses and other assets	2,074	547
Inventory and supplies	(638)	(436)
Insurance and claims accrual	(6,332)	7,854
Accounts payable and accrued expenses	(3,566)	16,097
Net cash flows provided by operating activities	76,903	34,123

Cash flows from investing activities:
Acquisition of AAT Carriers, Inc., net of cash acquired	(37,324)	-
Other investment	(12)	(13)
Purchase of available-for-sale securities	-	(33)
Purchase of property and equipment	(27,560)	(13,971)
Proceeds from disposition of property and equipment	1,931	33,797
Net cash flows (used) provided by investing activities	(62,965)	19,780

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(216)	(1,215)
Cash dividend	(2,022)	-
Proceeds from issuance of notes payable	35,917	-
Repayments of notes payable	(3,526)	(9,383)
Repayments of finance lease obligations	(4,295)	(1,481)
Proceeds under revolving credit facility	85,632	446,978
Repayments under revolving credit facility and draw note	(85,632)	(482,996)
Payment of minimum tax withholdings on stock compensation	(380)	(887)
Common stock repurchased	(43,365)	(8,360)
Net cash flows provided (used) by financing activities	(17,887)	(57,344)

Net change in cash and cash equivalents	(3,949)	(3,441)

Cash and cash equivalents at beginning of period	8,412	8,407
Cash and cash equivalents at end of period	$4,463	$4,966

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million (the “TFS Settlement”). During the fourth quarter of 2020, we recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the TFS Settlement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of June 30, 2022, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $5.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

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

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impacts the adoption of this standard, but do not expect it to have a material impact on the consolidated financial statements.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 237,000 and 252,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended  June 30, 2022, respectively, and 257,000 and 194,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended  June 30, 2021, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three and six months ended June 30, 2022 and 2021. There were 10,000 and 11,000 shares issuable upon conversion of unvested employee stock options for the three and six months ended  June 30, 2022 and no shares issuable upon conversion of unvested employee stock options for the three and six months ended  June 30, 2021, respectively. There were 33,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2022 and no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2021, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerators:
Income from continuing operations	$24,526	$15,436	$46,693	$24,019
(Loss) income from discontinued operations	-	(19)	-	2,540
Net income	$24,526	$15,417	$46,693	$26,559
Denominator:
Denominator for basic income per share – weighted-average shares	15,514	16,765	16,058	16,858
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	237	257	252	194
Equivalent shares issuable upon conversion of unvested employee stock options	10	-	11	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	15,761	17,022	16,321	17,052

Basic income per share:
Income from continuing operations	$1.58	$0.92	$2.91	$1.42
(Loss) income from discontinued operations	-	-	-	0.15
Net income	$1.58	$0.92	$2.91	$1.58
Diluted income per share:
Income from continuing operations	$1.56	$0.91	$2.86	$1.41
(Loss) income from discontinued operations	-	-	-	0.15
Net income	$1.56	$0.91	$2.86	$1.56

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value of the contingent consideration arrangement is based on inputs that are not observable in the market and is estimated using a probability-weighted method. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	June 30, 2022	December 31, 2021	Input Level
Interest rate swaps	489	(1,808)	1
Contingent consideration	(16,210)	-	3

There were no available-for-sale securities recorded as of  June 30, 2022 or December 31, 2021. Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  June 30, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of June 30, 2022. The fair value of all interest rate swap agreements that were in effect as of  June 30, 2022 was an approximately $0.5 million asset.

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years.

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

The following table summarizes the results of our discontinued operations for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$-	$-	$-	$-
Operating expenses	-	25	-	25
Operating income	-	(25)	-	(25)
Reversal of contingent loss liability	-	-	-	(3,412)
Interest expense	-	-	-	-
Income before income taxes	-	(25)	-	3,387
Income tax expense	-	(6)	-	847
Income from discontinued operations, net of tax	$-	$(19)	$-	$2,540

Reversal of contingent liability for the six months ended June 2021 relates to the reduced exposure of future indemnification by the Company to Triumph, as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Noncurrent deferred tax asset	$1,275	$1,275
Noncurrent assets from discontinued operations	1,275	1,275
Total assets from discontinued operations	$1,275	$1,275

Liabilities:
Long-term contingent loss liability	5,100	5,100
Long-term liabilities of discontinued operations	5,100	5,100
Total liabilities from discontinued operations	$5,100	$5,100

There were no net cash flows related to discontinued operations for the three and six months ended June 30, 2022 and 2021.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and six months ended June 30, 2022 and 2021:

(in thousands)
Three Months Ended June 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$121,643	$96,767	$80,281	$18,686	$317,377
Intersegment revenue	1,006	-	-	-	1,006
Operating income	14,610	2,882	8,627	754	26,873

Six Months Ended June 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$220,440	$185,714	$166,432	$36,376	$608,962
Intersegment revenue	1,897	-	-	-	1,897
Operating income	23,941	5,523	19,458	1,798	50,720

Three Months Ended June 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$87,369	$81,868	$71,635	$15,452	$256,324
Intersegment revenue	1,734	-	-	-	1,734
Operating income (loss)	10,225	(191)	7,316	982	18,332

Six Months Ended June 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$165,849	$157,314	$123,032	$31,018	$477,213
Intersegment revenue	2,180	-	-	-	2,180
Operating income (loss)	16,436	(1,990)	12,261	2,136	28,843

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total external revenues for reportable segments	$317,377	$256,324	$608,962	$477,213
Intersegment revenues for reportable segments	1,006	1,734	1,897	2,180
Elimination of intersegment revenues	(1,006)	(1,734)	(1,897)	(2,180)
Total consolidated revenues	$317,377	$256,324	$608,962	$477,213

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2022 has increased by less than $0.1 million since December 31, 2021.

The net deferred tax liability of $84.6 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at June 30, 2022 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 3.7% at June 30, 2022, and 1.2% at December 31, 2021, due in monthly installments with final maturities at various dates ranging from September 2022 to May 2025, secured by related revenue equipment	9,189	28,326	4,537	2
Real estate notes; interest rate of 2.8% at June 30, 2022 and 1.8% at December 31, 2021 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,215	19,727	1,185	20,345
Total debt	10,404	48,053	5,722	20,347
Principal portion of finance lease obligations, secured by related revenue equipment	4,755	2,231	6,848	3,969
Principal portion of operating lease obligations, secured by related revenue equipment	15,265	29,611	15,811	21,554
Total debt and lease obligations	$30,424	$79,895	$28,381	$45,870

We and substantially all of our subsidiaries are parties to the Third Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $110.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $75.0 million subject to Lender acceptance of the additional funding commitment. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in May 2027.

Borrowings under the Credit Facility are classified as either "base rate loans" or "SOFR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or SOFR for a one month period as of such day, plus an applicable margin ranging from 0.25% to 0.75%; while SOFR loans accrued interest at SOFR, plus an applicable margin ranging from 1.25% to 1.75%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate, revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases, and revenue equipment that we do not designate as being included in the borrowing base.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $65.0 million.

We had no borrowings outstanding under the Credit Facility as of June 30, 2022, undrawn letters of credit outstanding of approximately $24.3 million, and available borrowing capacity of $85.7 million. As of June 30, 2022, there were no base rate and no SOFR loans. Based on availability as of June 30, 2022 and 2021, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  September 2022 to May 2025. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $14.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2022, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of June 30, 2022, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  June 30, 2022 terminate from  August 2022 through  November 2023 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at June 30, 2022 and 2021 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$632	$915	$1,320	$1,922
Interest on lease liabilities	98	159	222	333
Operating lease cost	7,210	5,853	12,647	11,764
Variable lease cost	88	28	109	91
Total lease cost	$8,028	$6,955	$14,298	$14,110

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	98	159	222	333
Operating cash flows from operating leases	7,298	5,881	12,756	11,855
Financing cash flows from finance leases	3,002	848	4,295	1,481
Right-of-use assets obtained in exchange for new finance lease liabilities	-	-	458	-
Right-of-use assets obtained in exchange for new operating lease liabilities	16,999	2,305	17,052	2,530
Weighted-average remaining lease term—finance leases (in years)	1.4
Weighted-average remaining lease term—operating leases (in years)	5.0
Weighted-average discount rate—finance leases	5.5%
Weighted-average discount rate—operating leases	9.4%

As of  June 30, 2022, and December 31, 2021, right-of-use assets of $43.3 million and $35.7 million for operating leases and $5.6 million and $23.2 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2022 (1)	$9,817	$5,054
2023	14,333	1,509
2024	7,911	108
2025	5,660	108
2026	4,356	108
Thereafter	14,346	693
Total minimum lease payments	$56,423	$7,580
Less: amount representing interest	(11,547)	(594)
Present value of minimum lease payments	$44,876	$6,986
Less: current portion	(15,265)	(4,755)
Lease obligations, long-term	$29,611	$2,231

(1) Excludes the six months ended June 30, 2022.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  June 30, 2022, there were 872,509 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.7 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and expense of $3.4 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and less than $0.1 million for the three months ended June 30, 2022, respectively, and $0.3 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Of the stock compensation expense recorded for the three months ended  June 30, 2022 and June 30, 2021, $1.0 million and $1.6 million relates to restricted shares, respectively, and $0.7 million and $0.7 million relates to unvested employee stock options, respectively. Of the stock compensation expense recorded for the six months ended June 30, 2022 and 2021, $2.1 million and $2.5 million, respectively, relates to restricted shares and $1.4 million and $1.2 million, respectively, relates to unvested employee stock options.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2022, certain participants elected to forfeit receipt of an aggregate of 19,754 shares of Class A common stock at a weighted average per share price of $19.24 based on the closing price of our Class A common stock on the dates the shares vested in 2022, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.4 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. The Court entered an Order preliminarily approving the Class Settlement on December 31, 2021. Our accruals related to this claim as of June 30, 2022 were sufficient to cover this settlement. The Court dismissed this lawsuit on June 20, 2022.

On February, 28 2019, Covenant Transport was named in a separate (but related) lawsuit filed in the Superior Court of Los Angeles County, California requesting civil penalties under the California Private Attorneys’ General Act for the same underlying wage and hour claims at issue in the putative class action case noted above. On August 1, 2019, the Los Angeles Superior Court entered an order staying the action pending completion of the earlier-filed action that is pending in the United States District Court for the Eastern District of Tennessee. The claims set forth in this lawsuit are included in the settlement referenced above. The Court dismissed this lawsuit on June 20, 2022.

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including our subsidiary, Covenant Transport, Inc., on April 23, 2020. The lawsuit claims that the named co-defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount pending court approval. Our accruals related to this claim as of  June 30, 2022 were sufficient to cover this settlement.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes that the recent resolution and dismissal of a prior class action lawsuit alleging similar claims, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of June 30, 2022 .

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis.

We had $24.3 million and $26.4 million of outstanding and undrawn letters of credit as of June 30, 2022 and December 31, 2021. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

We sold tractors and trailers to TEL for $0.0 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively, and we received $0.4 million and $0.4 million, respectively, for providing various maintenance services, certain back-office functions, building and lot rental, and for miscellaneous equipment for the same periods. There was no equipment purchased from TEL during the six months ended June 30, 2022 and 2021. Additionally, we paid approximately $2.2 million and $0.1 million to TEL for leases of revenue equipment during each of the six months ended June 30, 2022 and 2021, respectively. We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the six months ended June 30, 2022 and 2021, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third-party. Deferred gains, totaling $0.2 million and $0.3 million at  June 30, 2022 and 2021, respectively, are being carried as a reduction in our investment in TEL. At  June 30, 2022 and  December 31, 2021, we had accounts receivable from TEL of $0.1 million and $0.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and operating lease obligations to TEL of $1.4 million and $0.0 million, respectively.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2022 net income through June 30, 2022, or $13.9 million. We received no equity distributions from TEL during the six months ended June 30, 2022.

Our accounts receivable from TEL and investment in TEL as of  June 30, 2022 and December 31, 2021 are as follows (in thousands):

Description:	Balance Sheet Line Item:	June 30, 2022	December 31, 2021
Accounts receivable from TEL	Driver advances and other receivables	$80	$802
Investment in TEL	Other assets	58,088	44,196
Operating lease obligations	Current portion of operating lease obligations	1,442	-

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of June 30,	As of December 31,
	2022	2021
Total Assets	$391,952	$346,218
Total Liabilities	283,296	264,948
Total Equity	$108,656	$81,270

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$33,857	$25,534	$66,096	$48,438
Cost of Sales	5,645	2,091	10,118	3,233
Operating Expenses	11,754	15,036	24,028	28,942
Operating Income	16,458	8,407	31,950	16,263
Net Income	$14,728	$6,615	$28,386	$12,619

Note 12.	Acquisition of AAT Carriers, Inc.

On February 9, 2022, we acquired 100% of the outstanding stock of AAT Carriers, Inc. ("AAT") headquartered in Chattanooga, TN. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. The acquisition date fair value of the consideration transferred was $54.8 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $20.0 million based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including any earnout achieved, is expected to range from $35.0 million to $57.0 million depending on the results achieved by AAT.

AAT’s results have been included in the condensed consolidated financial statements since the date of acquisition and are reported within our Expedited reportable operating segment.

The acquisition date fair value of the consideration transferred consisted of the following:

February 9, 2022
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$39,170
Cash acquired included in historical book value of AAT's assets and liabilities	(1,846)
Measurement period adjustments	1,177
Contingent consideration	16,210
Net purchase price	$54,711

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The allocation of the preliminary purchase price is subject to change based on finalization of the valuation of long-lived and intangible assets and contingent consideration, as well as our ongoing evaluation of AAT’s accounting principles for consistency with ours.

Because of our 338(h)10 election, all goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

February 9, 2022
Accounts receivable	$842
Prepaid expenses	33
Other short-term assets	19
Net property and equipment	7,994
Credentialing intangible asset	32,000
Total identifiable assets acquired	40,888

Accounts payable	(19)
Accrued expenses	(1,396)
Finance lease obligations	(458)
Other long-term liabilities	(3)
Total liabilities assumed	(1,876)
Net identifiable assets acquired	39,012
Goodwill	15,699
Net assets acquired	$54,711

During the quarter ended June 30, 2022, we recognized measurement period adjustments which reduced goodwill recognized for AAT by $13.8 million from $29.5 million as of  March 31, 2022 to $15.7 million as of June 30, 2022.  These adjustments primarily relate to the preliminary valuation of the AAT credentialing intangible asset partially offset by the preliminary estimated fair value of the contingent consideration. Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible asset as part of the purchase accounting for the AAT acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment, and may change as a result of our ongoing evaluation of AAT’s accounting principles for consistency with ours. Refer to Note 13, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended June 30, 2022 are as follows:

(in thousands)	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Total revenue	$8,421	$12,587
Net income	$2,866	$4,853

Note 13.	Goodwill and Other Assets

On February 9, 2022, we acquired 100% of the outstanding stock of AAT, which specializes in highly regulated, time-sensitive loads for the U.S. government. AAT's results have been included in the consolidated financial statements since the date of acquisition within our Expedited reportable segment.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $2.1 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  June 30, 2022 and  December 31, 2021 is as follows:

(in thousands)	June 30, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,691)	9,381
Managed Freight	1,692	(564)	1,128
Warehousing	12,436	(4,145)	8,291
Total customer relationships:	28,200	(9,400)	18,800	96
Credentialing:
Expedited	32,000	(889)	31,111	175
Total credentialing	32,000	(889)	31,111
Total other intangible assets	$64,600	$(14,189)	$50,411	144

(in thousands)	December 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,104)	9,968
Managed Freight	1,692	(494)	1,198
Warehousing	12,436	(3,627)	8,809
Total customer relationships:	28,200	(8,225)	19,975	102
Total other intangible assets	$32,600	$(12,125)	$20,475

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2022 (1)	$2,242
2023	4,483
2024	4,483
2025	4,483
2026	4,483
Thereafter	29,737

(1) Excludes the six months ended June 30, 2022.

The carrying amount of goodwill and other intangible assets for 2022 is subject to change upon the completion of the purchase accounting for the AAT acquisition. The carrying amount of goodwill increased to $58.2 million at June 30, 2022 from $42.5 million at December 31, 2021, as a result of the AAT acquisition. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	June 30, 2022
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2021	$-	$15,320	$5,448	$21,750
Acquired goodwill for AAT	15,699	-	-	-
Goodwill	$15,699	$15,320	$5,448	$21,750

Note 14.	Equity

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 0.7 million shares of our Class common stock for $15.2 million during the second quarter of 2022, completing the repurchase program in May 2022 with a total of 1.4 million shares of our Class A common stock repurchased for $30.0 million. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.6 million shares of our Class A common stock for $13.4 million during the three months ended June 30, 2022.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022.

Note 15.	Subsequent Events

We repurchased an additional 0.5 million shares of our Class A common stock for $12.2 million from July 1, 2022 through August 3, 2022.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, future earnings per share, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our segments and services, future margins of our segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, the expected total purchase price of AAT, and the sale of our California based terminal, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

For the second quarter of 2022, we had diluted earnings per share of $1.56 and non-GAAP adjusted earnings per share of $1.63, which is the highest earnings for any quarter in the Company's history. These results were achieved despite unprecedented cost inflation, unusually high insurance costs, minimal gain on sale of used equipment and a softening in the freight market. In addition to record earnings for such quarter, we completed our $30.0 million stock repurchase plan that was initiated during the first quarter of 2022 and we repurchased approximately 1.3 million shares of outstanding Class A common stock under the $75.0 million stock repurchase plan initiated during the second quarter of 2022. We expect both cost inflation and softening of the freight market to continue in the second half of the year.

Our asset-based segments, Expedited and Dedicated, contributed approximately 63% of total freight revenue in the quarter and performed well in an environment constrained by equipment shortages and sharp inflationary costs. Our Expedited segment grew revenue and improved adjusted margins compared to the second quarter last year. The addition of AAT in the first quarter of 2022 and improved pricing were able to overcome reduced utilization and significant cost increases from driver pay, fuel, insurance, parts and maintenance. Our Dedicated segment improved year-over-year by producing higher revenue and better adjusted margins, representing continued progress towards our targeted returns.

Our asset-light segments, Managed Freight and Warehousing, contributed approximately 37% of total freight revenue in the quarter and combined to generate favorable margins and returns. Managed Freight continued to exceed expectations as a result of strong execution and effective coordination with our Expedited and Dedicated segments. Warehousing was able to grow revenue through new customer startups but had diminished margins primarily as a result of incurring temporary incremental costs around new business activities and continued constraints of a competitive labor market.

Additional items of note for the second quarter of 2022 include the following:

●

Total revenue of $317.4 million, an increase of 23.8% compared with the second quarter of 2021, and freight revenue (which excludes revenue from fuel surcharges) of $266.9 million, an increase of 15.0% compared with the second quarter of 2021;

●	Operating income of $26.9 million, compared with $18.3 million in the second quarter of 2021;

●	Net income of $24.5 million, or $1.56 per diluted share, compared with $15.4 million, or $0.91 per diluted share, in the second quarter of 2021.

●	38% of consolidated total revenue was in our Expedited reportable segment, as compared to 34% in the second quarter of 2021;

●

Our Managed Freight reportable segment’s total revenue increased to $80.3 million in the 2022 quarter from $71.6 million in the 2021 quarter and the segment had an operating income of $8.6 million in the 2022 quarter compared to $7.3 million in the 2021 quarter;

●	Our equity investment in TEL provided $7.1 million of pre-tax earnings in the second quarter of 2022 compared to $3.4 million in the second quarter of 2021;

●	We distributed a total of $1.0 million to stockholders through dividends;

●	Since December 31, 2021, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $32.5 million to $61.0 million, and with available borrowing capacity of $85.7 million under our Credit Facility at June 30, 2022, primarily due to the net cash payment related to the acquisition of AAT for $37.4 million and repurchasing $43.4 million of our outstanding Class A Common Stock under the stock repurchase program. We do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 0.43;

●	Stockholders' equity at June 30, 2022, was $356.0 million; and

●	Tangible book value at June 30, 2022, was $247.6 million.

Outlook

For the second half of 2022 we expect softening freight demand, greater driver availability, and continuing cost inflation. Absent a substantial, near-term deterioration in market forces, we expect a combination of higher revenue, improvement in our Dedicated reportable segment, contribution of AAT, continued focus on cost control, and our ongoing stock repurchase program to generate adjusted earnings per diluted share for the second half of 2022 in excess of the same period for 2021, bringing the year to a minimum of $5.00 per share.

Beyond 2022, with diligent execution and teamwork we believe the power of our operating model will speak for itself throughout economic and freight market cycles. We expect to grow our market share, continue to improve our operations, and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation. Based on our anticipated cash flow generation profile, we anticipate being able to continue our dividend program and evaluate a full range of capital allocation alternatives, including debt paydown, organic growth, acquisition and disposition opportunities, and continued stock repurchases.

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

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2022	OR %	2021	OR %	2022	OR %	2021	OR %
Total revenue	$317,377		$256,324		$608,962		$477,213
Total operating expenses	290,504	91.5%	237,992	92.8%	558,242	91.7%	448,370	94.0%
Operating income	$26,873		$18,332		$50,720		$28,843

Adjusted Operating Ratio:	2022	Adj. OR %	2021	Adj. OR %	2022	Adj. OR %	2021	Adj. OR %
Total revenue	$317,377		$256,324		$608,962		$477,213
Fuel surcharge revenue	(50,521)		(24,376)		(84,492)		(44,577)
Freight revenue (total revenue, excluding fuel surcharge)	266,856		231,948		524,470		432,636

Total operating expenses	290,504		237,992		558,242		448,370
Adjusted for:
Fuel surcharge revenue	(50,521)		(24,376)		(84,492)		(44,577)
Amortization of intangibles	(1,476)		(1,152)		(2,064)		(2,304)
Adjusted operating expenses	238,507	89.4%	212,464	91.6%	471,686	89.9%	401,489	92.8%
Adjusted operating income	$28,349		$19,484		$52,784		$31,147

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

Revenue Equipment

At June 30, 2022, we operated 2,358 tractors and 5,436 trailers. Of such tractors, 1,678 were owned, 562 were financed under operating leases, and 118 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 5,103 were owned, 244 were financed under finance type leases, and 89 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At June 30, 2022, our fleet had an average tractor age of 2.4 years and an average trailer age of 5.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2022 TO three and six months ended June 30, 2021

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Freight revenue	$266,856	$231,948	$524,470	$432,636
Fuel surcharge revenue	50,521	24,376	84,492	44,577
Total revenue	$317,377	$256,324	$608,962	$477,213

The increase in total revenue primarily resulted from a $34.3 million, $14.9 million, $8.6 million, and $3.2 million increase in Expedited, Dedicated, Managed Freight, and Warehousing freight revenue, respectively, for the three months ended June 30, 2022 and a $54.6 million, $43.4 million, $28.4 million, and $5.4 million increase in Expedited, Managed Freight, Dedicated, and Warehousing freight revenue, respectively, for the six months ended June 30, 2022.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Salaries, wages, and related expenses	$101,103	$88,477	$196,441	$171,062
% of total revenue	31.9%	34.5%	32.3%	35.8%
% of freight revenue	37.9%	38.1%	37.5%	39.5%

Salaries, wages, and related expenses for the three and six months ended June 30, 2022, increased on a dollars basis primarily as the result of driver and non-driver, including shop technicians, pay and benefits increases since the first quarter of 2021 partially offset by reduced workers compensation costs compared to the 2021 periods. The decreases on a percentage basis are due to increased revenue over which to spread those costs.

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

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fuel expense	$48,484	$26,372	$83,986	$49,194
% of total revenue	15.3%	10.3%	13.8%	10.3%
% of freight revenue	18.2%	11.4%	16.0%	11.4%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $2.23 per gallon, or 69%, higher for the quarter ended June 30, 2022 compared with the same quarter in 2021.

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

Net fuel expense is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total fuel surcharge	$50,521	$24,376	$84,492	$44,577
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	3,367	2,135	5,589	3,786
Company fuel surcharge revenue	$47,154	$22,241	$78,903	$40,791
Total fuel expense	$48,484	$26,372	$83,986	$49,194
Less: Company fuel surcharge revenue	47,154	22,241	78,903	40,791
Net fuel expense	$1,330	$4,131	$5,083	$8,403
% of freight revenue	0.5%	1.8%	1.0%	1.9%

Net fuel expense for the three and six months ended June 30, 2022, decreased primarily due to higher fuel surcharge recovery, partially offset by higher fuel prices and fewer total miles. There were no diesel fuel hedge gains or losses for the quarter ended June 30, 2022 or 2021 and $0.4 million of gains for the six months ended June 30, 2021 compared to none for the same 2022 period. As of June 30, 2022, we had no remaining fuel hedging contracts.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors and auxiliary power units to improve our miles per gallon, locking in fuel hedges when deemed appropriate, partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs, and testing the latest technologies that reduce fuel consumption. Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operations and maintenance	$19,845	$14,294	$37,781	$29,013
% of total revenue	6.3%	5.6%	6.2%	6.1%
% of freight revenue	7.4%	6.2%	7.2%	6.7%

The increases in operations and maintenance for the three and six months ended June 30, 2022 were primarily related to the increased maintenance costs as a result of an increase in the average age of equipment, as well as inflationary increases in the costs of parts and labor, as compared to the prior year periods as a result of the global supply chain disruptions. Additionally, as a result of the tight driver market, recruitment and onboarding of drivers has increased when compared to the prior year periods. These increases are partially offset by having a smaller fleet in 2022.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue equipment rentals and purchased transportation	$81,677	$75,455	$165,338	$132,691
% of total revenue	25.7%	29.4%	27.2%	27.8%
% of freight revenue	30.6%	32.5%	31.5%	30.7%

The increases in revenue equipment rentals and purchased transportation on a dollar basis for the three and six months ended June 30, 2022, were primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment, partially offset by a reduction in the percentage of the total miles run by independent contractors from 8.5% for the three months ended June 30, 2021 to 6.6% for the same 2022 period and from 8.7% for the six months ended June 30, 2021 to 6.7% for the same 2022 period.

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

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating taxes and licenses	$2,740	$2,960	$5,480	$5,545
% of total revenue	0.9%	1.2%	0.9%	1.2%
% of freight revenue	1.0%	1.3%	1.0%	1.3%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Insurance and claims	$13,627	$9,577	$22,806	$17,415
% of total revenue	4.3%	3.7%	3.7%	3.6%
% of freight revenue	5.1%	4.1%	4.3%	4.0%

Insurance and claims per mile cost increased to 18.5 cents per mile for the three months ended June 30, 2022 compared to 12.8 cents per mile for the same 2021 quarter and 16.1 cents per mile for the six months ended June 30, 2022 compared to 11.8 cents per mile for the same 2021 period. These increases are primarily the result of unfavorable development of a small number of prior period claims, as well as claims experienced during the current quarter.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were estimated to be fully eroded based on claims expense accruals. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Communications and utilities	$1,214	$1,130	$2,384	$2,377
% of total revenue	0.4%	0.4%	0.4%	0.5%
% of freight revenue	0.5%	0.5%	0.5%	0.5%

For the periods presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General supplies and expenses	$8,281	$7,752	$17,215	$15,934
% of total revenue	2.6%	3.0%	2.8%	3.3%
% of freight revenue	3.1%	3.3%	3.3%	3.7%

For the periods presented, the change in general supplies and expenses are insignificant both as a percentage of total revenue and freight revenue.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and amortization	$13,932	$13,863	$27,377	$27,951
% of total revenue	4.4%	5.4%	4.5%	5.9%
% of freight revenue	5.2%	6.0%	5.2%	6.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense decreased $0.3 million and $0.3 million to $12.5 million and $25.3 million for the three and six months ended June 30, 2022, respectively, compared to $12.7 million and $25.7 million in the same 2021 periods as a result of reduced total tractor count offset by increased costs on new equipment. Amortization of intangible assets was $1.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $2.1 million and $2.3 million the same 2021 periods. The decrease for the three and six months ended June 30, 2022 is due to the completion of the amortization of the Landair trade name to the $0.5 million residual value during the third quarter of 2021, partially offset by amortization of the intangible asset related to the AAT acquisition.

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

Gain on disposition of property and equipment, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain on disposition of property and equipment, net	$(399)	$(1,888)	$(566)	$(2,812)
% of total revenue	(0.1%)	(0.7%)	(0.1%)	(0.6%)
% of freight revenue	(0.1%)	(0.8%)	(0.1%)	(0.6%)

The decreases in gain on disposition of property and equipment, net for the six months ended June 30, 2022 are primarily the result of a reduction in the sale of used equipment compared to the 2021 periods.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense, net	$766	$708	$1,321	$1,450
% of total revenue	0.2%	0.3%	0.2%	0.3%
% of freight revenue	0.3%	0.3%	0.3%	0.3%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income from equity method investment	$7,076	$3,382	$13,861	$6,342

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The increase in TEL's contributions to our results for the three and six months ended June 30, 2022 is the result of constricted used equipment capacity in the transportation market that increased income from both equipment sales and leasing.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income tax expense	$8,657	$5,570	$16,567	$9,716
% of total revenue	2.7%	2.2%	2.7%	2.0%
% of freight revenue	3.2%	2.4%	3.2%	2.2%

The changes in income tax expense were primarily related to the $12.2 million and $29.5 million increase in pre-tax income in the three and six months ended June 30, 2022, compared to the same 2021 periods, resulting from the increases in operating income and earnings on investment in TEL.

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

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and six months ended June 30, 2022 TO three and six months ended June 30, 2021

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Expedited	$121,643	$87,369	$220,440	$165,849
Dedicated	96,767	81,868	185,714	157,314
Managed Freight	80,281	71,635	166,432	123,032
Warehousing	18,686	15,452	36,376	31,018
Total revenues	$317,377	$256,324	$608,962	$477,213

Operating Income (Loss):
Expedited	$14,610	$10,225	$23,941	$16,436
Dedicated	2,882	(191)	5,523	(1,990)
Managed Freight	8,627	7,316	19,458	12,261
Warehousing	754	982	1,798	2,136
Total operating income	$26,873	$18,332	$50,720	$28,843

The increase in Expedited revenue for the three months ended June 30, 2022 relates to an increase in average freight revenue per tractor per week of 17.7%, a $16.9 million increase in fuel surcharge revenue compared to the 2021 quarter, and a 40 (or 4.6%) average tractor increase. The increase in average freight revenue per tractor per week for the quarter ended June 30, 2022 is the result of a 41.0 cents per mile (or 21.5%) increase in average rate per total mile partially offset by a 3.1% decrease in average miles per unit compared to the 2021 quarter. Expedited team-driven tractors averaged 906 tractors in the second quarter of 2022, an increase of approximately 4.6% from the average of 866 tractors in the second quarter of 2021.

For the six months ended June 30, 2022, the change in Expedited revenue relates to a 120 (or 1.1%) average tractor increase as well as an increase in average freight revenue per tractor per week of 18.6% compared to the same 2021 period. The increase in average freight revenue per tractor per week for the six months ended June 30, 2022 is the result of a 1.6% decrease in average miles per unit and a 39.0 cents per mile (or 20.4%) increase in average rate per total mile compared to the same 2021 period. Expedited team-driven tractors averaged 886 for the six months ended June 30, 2022, an increase of approximately 1.7% from the average of 871 tractors for the same 2021 period.

The increase in Dedicated revenue for the three months ended June 30, 2022 relates to an increase in average freight revenue per tractor per week compared to the 2021 quarter as the result of a 51.0 cents per mile (or 24.5%) increase in average rate per total mile compared to the 2021 quarter, a $9.1 million increase in fuel surcharge revenue, and a 5.8% decrease in average miles per unit. Average tractors decreased 120 tractors, or 7.6% as compared to the three months ended June 30, 2021.

For the six months ended June 30, 2022, the increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week compared to the same 2021 period as the result of a 55.0 cents per mile (or 27.5%) increase in average rate per total mile, partially offset by a 3.4% decrease in average miles per unit as compared to the same 2021 period. Additionally, fuel surcharge revenue increased $13.8 million compared to the 2021 period. These increases were partially offset by a 160 (or 10.0%) average tractor decrease as a result of not renewing underperforming contracts.

Managed Freight total revenue increased as primarily a result of handling overflow freight from both Expedited and Dedicated truckload operations, growth in revenue per load, and effective purchasing of capacity in the current market.

Warehousing total revenue for the quarter and year-to-date periods increased as a result of period-over-period new customer business as well as rate increases with existing customers.

In addition to the changes in revenue described above for the three and six months ended June 30, 2022, the change in operating income for the three months ended June 30, 2022, resulted from a $29.9 million, $11.8 million, $7.3 million, and $3.5 million increase in Expedited, Dedicated, Managed Freight, and Warehousing operating expenses, respectively. For the six months ended June 30, 2022, the change in operating income resulted from a $47.1 million, $36.2 million, $20.9 million, and $5.7 million increase in Expedited, Managed Freight, Dedicated, and Warehousing operating expenses, respectively.

The increase in Expedited and Dedicated operating expenses for the three and six months ended June 30, 2022, is primarily the result of driver and non-driver pay increases since the 2021 periods and increased maintenance costs as a result of an increase in the average age of equipment, as well as increases in the costs of parts and labor, as compared to the prior year periods as a result of the global supply chain disruptions. Additionally, as a result of the tight driver market, recruitment and onboarding of drivers has increased when compared to the prior year periods.

The increase in Managed Freight operating expenses is the result of increased revenue driving an increase in variable expenses, primarily purchased transportation as well as increases in non-driver pay since the 2021 periods. The increase in Warehousing, operating expenses is a result of non-incurring temporary incremental costs associated with new startup business, a constrained labor market, and non-driver pay increases since the 2021 periods.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $22.5 million and $45.8 million at June 30, 2022 and December 31, 2021, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.4 years at June 30, 2022, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2022 and December 31, 2021 we had $110.3 million and $74.3 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$37.5 million and $4.5 million in revenue equipment installment notes, respectively;

●	$20.9 million and $21.5 million in real estate notes, respectively;

●	No deferred loan costs (which reduce long-term debt) as of June 30, 2022 and December 31, 2021;

●	$7.0 million and $10.8 million of the principal portion of financing lease obligations, respectively; and

●	$44.9 million and $37.4 million of the operating lease obligations, respectively.

The increase in operating lease obligations was primarily due to additional facilities for new Warehousing customers partially offset by amortization of the operating lease liability and our transition from tractors held under operating leases to owned equipment in 2022.

As of June 30, 2022, we had $0.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $24.3 million, and available borrowing capacity of $85.7 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the six months ended June 30, 2022 totaled $63.0 million of expenditures, as compared to $19.8 million of proceeds for the prior year period. In addition to the February 2022 acquisition of AAT, during the six months ended June 30, 2022, we took delivery of approximately 115 new tractors and no new trailers, while disposing of approximately 35 used tractors and 15 used trailers. Our current fleet plan for fiscal 2022 includes the delivery of an additional 384 new company replacement tractors and no additional new trailer deliveries. Net gains on disposal of equipment and real estate in the six months ended June 30, 2022 were $0.6 million compared to $2.8 million in the same prior year period. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $2.0 million to stockholders in the first six months of 2022 through dividends.

Our baseline expectation for the remainder of 2022 fleet net capital expenditures is a range of $10.0 million to $20.0 million, assuming scheduled deliveries, strong but moderating sale prices for used equipment, and the sale of our California based terminal, which remains under negotiation. These assumptions are subject to risk.

We believe we have sufficient liquidity to satisfy our cash needs, however we continue to evaluate and act, as necessary, to maintain sufficient liquidity to continue operating as designed.

Cash Flows

Net cash flows provided by operating activities increased to $76.9 million for the six months ended June 30, 2022, compared to $34.1 million for the same 2021 period, primarily due to decreases in receivables and driver advances as a result of a decrease in our average receivable days outstanding and a $20.1 million increase in net income, partially offset by decreases to non-cash expenses compared to the prior year period.

Net cash flows used by investing activities were $63.0 million for the six months ended June 30, 2022, compared to $19.8 million provided in the same 2021 period. The change in net cash flows used by investing activities was primarily the result of the February 2022 acquisition of AAT. The change is also due to the timing of our trade cycle whereby we took delivery of approximately 115 new company tractors and disposed of approximately 35 used tractors in the 2022 period compared to delivery and disposal of approximately 88 new company tractors and 249 used tractors, respectively in the same 2021 period.

Net cash flows used by financing activities were approximately $17.9 million for the six months ended June 30, 2022, compared to $57.3 million used in the same 2021 period. The change in net cash flows used by financing activities was primarily a function of net proceeds relating to notes payable, the Draw Note, and our Credit Facility of $32.4 million in the 2022 period compared to net repayments of $45.4 million in the 2021 period. This difference between net proceeds and repayments was partially offset by the repurchase of $43.4 million of shares of our Class A common stock during the 2022 period compared to $8.4 million during the same 2021 period, as well as the payment of approximately $2.0 million in dividends during the 2022 period.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.6 million shares of our Class A common stock for $13.4 million during the three months ended June 30, 2022. We repurchased an additional 0.5 million shares of our Class A common stock through August 3, 2022, for a total of 2.5 million shares repurchased since February 2022.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2022, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2021.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2022	510,450	$19.59	510,450	$13,219,309
May 1-31, 2022	311,534	21.91	311,534	73,373,910
June 1-30, 2022	494,267	23.75	494,267	61,635,068
Total	1,316,251		1,316,251	$61,635,068

(1)	On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program authorizing the purchase of up to $38.0 million of our Class A common stock. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.6 million shares of our Class A common stock for $13.4 million during the three months ended June 30, 2022.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $2.0 million to stockholders in the first six months of 2022 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#	Nineteenth Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2022, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., and Bank of America, N.A.
10.2	#*	Covenant Logistics Group Supplemental Savings Plan, effective July 1, 2022
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 5, 2022	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer