Form 10-Q
period 2022-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2022-11-04
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 2, 2022).

Class A Common Stock, $.01 par value: 11,144,290 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,257	$8,412
Accounts receivable, net of allowance of $3,690 in 2022 and $4,112 in 2021	132,664	142,362
Drivers' advances and other receivables, net of allowance of $570 in 2022 and $542 in 2021	4,617	8,792
Inventory and supplies	3,722	3,323
Prepaid expenses	11,452	12,536
Assets held for sale	1,433	2,925
Income taxes receivable	-	10,177
Other short-term assets	132	-
Total current assets	213,277	188,527

Property and equipment, at cost	575,837	518,406
Less: accumulated depreciation and amortization	(202,892)	(171,923)
Net property and equipment	372,945	346,483

Goodwill	58,217	42,518
Other intangibles, net	49,290	20,475
Other assets, net	61,887	52,384
Noncurrent assets of discontinued operations	1,100	1,275
Total assets	$756,716	$651,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,411	$29,907
Accrued expenses	60,073	38,001
Accrued purchased transportation	9,384	24,689
Current maturities of long-term debt	15,800	5,722
Current portion of finance lease obligations	5,233	6,848
Current portion of operating lease obligations	15,133	15,811
Current portion of insurance and claims accrual	21,734	21,210
Other short-term liabilities	-	557
Total current liabilities	160,768	142,745

Long-term debt	69,558	20,347
Long-term portion of finance lease obligations	892	3,969
Long-term portion of operating lease obligations	28,340	21,554
Insurance and claims accrual	15,396	21,438
Deferred income taxes	89,536	84,661
Other long-term liabilities	7,713	2,149
Long-term liabilities of discontinued operations	4,400	5,100
Total liabilities	376,603	301,963
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 11,578,886 outstanding as of September 30, 2022; and 16,125,786 shares issued and 14,414,159 outstanding as of December 31, 2021	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	152,575	149,406
Treasury stock at cost; 4,546,900 and 1,711,627 shares as of September 30, 2022 and December 31, 2021, respectively	(92,823)	(23,662)
Accumulated other comprehensive income (loss)	1,113	(1,306)
Retained earnings	319,063	225,076
Total stockholders' equity	380,113	349,699
Total liabilities and stockholders' equity	$756,716	$651,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2022 and 2021

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
Revenues
Freight revenue	$266,599	$250,255	$791,069	$682,891
Fuel surcharge revenue	45,240	24,306	129,732	68,884
Total revenue	$311,839	$274,561	$920,801	$751,775

Operating expenses:
Salaries, wages, and related expenses	$104,537	$87,547	$300,980	$258,609
Fuel expense	42,471	26,174	126,457	75,368
Operations and maintenance	22,468	14,933	60,248	43,946
Revenue equipment rentals and purchased transportation	78,943	92,636	244,281	225,328
Operating taxes and licenses	3,238	2,687	8,718	8,232
Insurance and claims	12,947	11,023	35,752	28,437
Communications and utilities	1,339	947	3,723	3,325
General supplies and expenses	11,201	6,037	28,416	21,972
Depreciation and amortization	14,357	13,365	41,734	41,316
Gain on disposition of property and equipment, net	(38,721)	(871)	(39,287)	(3,683)
Total operating expenses	252,780	254,478	811,022	702,850
Operating income	59,059	20,083	109,779	48,925
Interest expense, net	935	724	2,256	2,175
Income from equity method investment	(7,400)	(3,230)	(21,261)	(9,572)
Income before income taxes	65,524	22,589	128,784	56,322
Income tax expense	15,563	6,147	32,130	15,863
Income from continuing operations, net of tax	49,961	16,442	96,654	40,459
Income from discontinued operations, net of tax	525	-	525	2,540
Net income	$50,486	$16,442	$97,179	$42,999

Basic income per share:
Income from continuing operations	$3.47	$0.98	$6.24	$2.40
Income from discontinued operations	0.04	-	0.03	0.15
Net income	$3.50	$0.98	$6.27	$2.55
Diluted income per share:
Income from continuing operations	$3.36	$0.97	$6.09	$2.37
Income from discontinued operations	0.04	-	0.03	0.15
Net income	$3.39	$0.97	$6.12	$2.52
Basic weighted average shares outstanding	14,405	16,782	15,495	16,832
Diluted weighted average shares outstanding	14,892	16,975	15,875	17,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and nine months ended September 30, 2022 and 2021

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$50,486	$16,442	$97,179	$42,999

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($262) and ($768) in 2022 and ($5)and ($239) in 2021, respectively	751	14	2,231	752

Reclassification of cash flow hedge losses into statement of operations, net of tax of ($3) and ($64) in 2022 and ($44) and ($37) in 2021, respectively	9	114	188	79

Reclassification of gains on sale of investments classified as available-for-sale	-	-	-	(63)
Total other comprehensive income	760	128	2,419	768

Comprehensive income	$51,246	$16,570	$99,598	$43,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2022 and 2021

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882
Net income	-	-	-	-	-	24,526	24,526
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(975)	(975)
Other comprehensive income	-	-	-	-	653	-	653
Share repurchase	-	-	-	(28,565)	-	-	(28,565)
Stock-based employee compensation expense	-	-	1,855	-	-	-	1,855
Issuance of restricted shares, net	-	-	(1,053)	708	-	-	(345)
Balances at June 30, 2022	$161	$24	$151,238	$(65,492)	$353	$269,747	$356,031
Net income	-	-	-	-	-	50,486	50,486
Cash dividend ($0.08 per common share)	-	-	-	-	-	(1,170)	(1,170)
Other comprehensive income	-	-	-	-	760	-	760
Share repurchase	-	-	-	(27,521)	-	-	(27,521)
Stock-based employee compensation expense	-	-	1,394	-	-	-	1,394
Exercise of stock options	-	-	13	130	-	-	143
Issuance of restricted shares, net	-	-	(70)	60	-	-	(10)
Balances at September 30, 2022	$161	$24	$152,575	$(92,823)	$1,113	$319,063	$380,113

	For the Three and Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	11,140	11,140
Other comprehensive income	-	-	-	-	932	-	932
Share repurchase	-	-	-	(8,118)	-	-	(8,118)
Stock-based employee compensation expense	-	-	2,594	-	-	-	2,594
Issuance of restricted shares, net	-	-	(1,158)	625	-	-	(533)
Balances at March 31, 2021	$173	$24	$144,874	$(24,560)	$(1,319)	$177,465	$296,657
Net loss	-	-	-	-	-	15,417	15,417
Other comprehensive loss	-	-	-	-	(292)	-	(292)
Share repurchase	-	-	-	(249)	-	-	(249)
Stock-based employee compensation expense reversal	-	-	2,352	-	-	-	2,352
Issuance of restricted shares, net	-	-	(806)	458	-	-	(348)
Balances at June 30, 2021	$173	$24	$146,420	$(24,351)	$(1,611)	$192,882	$313,537
Net income	-	-	-	-	-	16,442	16,442
Other comprehensive loss	-	-	-	-	128	-	128
Share repurchase	(1)	-	-	-	-	(1,980)	(1,981)
Stock-based employee compensation expense	-	-	1,857	-	-	-	1,857
Issuance of restricted shares, net	-	-	(221)	133	-	-	(88)
Balances at September 30, 2021	$172	$24	$148,056	$(24,218)	$(1,483)	$207,344	$329,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2022 and 2021

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$97,179	$42,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	21	1,045
(Reversal) deferral of gain on sales to equity method investee	(30)	53
Depreciation and amortization	41,734	41,316
Deferred income tax expense	4,246	12,911
Income tax expense arising from restricted share vesting and stock options exercised	(69)	(216)
Stock-based compensation expense	5,142	6,803
Income from equity method investment	(21,261)	(9,572)
Return on investment in equity method investee	7,350	1,960
Gain on disposition of property and equipment	(39,287)	(3,683)
Gain on reversal of contingent loss of discontinued operations	(700)	(3,412)
Gain on investment in available-for-sale securities	-	(63)
Changes in operating assets and liabilities:
Receivables and advances	31,104	(72,848)
Prepaid expenses and other assets	712	1,501
Inventory and supplies	(399)	(540)
Insurance and claims accrual	(5,518)	25,153
Accounts payable and accrued expenses	845	24,831
Net cash flows provided by operating activities	121,069	68,238

Cash flows from investing activities:
Acquisition of AAT Carriers, Inc., net of cash acquired	(38,501)	-
Other investments	(25)	(13)
Purchase of available-for-sale securities	-	(33)
Purchase of property and equipment	(61,408)	(21,801)
Proceeds from disposition of property and equipment	50,112	43,812
Net cash flows (used) provided by investing activities	(49,822)	21,965

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(216)	(1,215)
Cash dividend	(3,192)	-
Proceeds from issuance of notes payable	65,253	-
Repayments of notes payable	(5,964)	(10,058)
Repayments of finance lease obligations	(5,150)	(3,193)
Proceeds under revolving credit facility	74,528	535,199
Repayments under revolving credit facility and draw note	(74,528)	(585,838)
Proceeds from exercise of stock options	143	-
Payment of minimum tax withholdings on stock compensation	(390)	(969)
Common stock repurchased	(70,886)	(10,348)
Net cash flows used by financing activities	(20,402)	(76,422)

Net change in cash and cash equivalents	50,845	13,781

Cash and cash equivalents at beginning of period	8,412	8,407
Cash and cash equivalents at end of period	$59,257	$22,188

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million (the “TFS Settlement”). During the fourth quarter of 2020, we recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the TFS Settlement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. During the third quarter of 2022 we received notification that Triumph was able to collect additional funds related to our fourth quarter 2020 accrual that resulted in a $0.7 million reversal of our accrual. As of September 30, 2022, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $4.4 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values of approximately 35% of their cost, depending on the operating segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 21% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the three months ended September 30, 2022, we sold a California terminal resulting in a $38.5 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 305,000 and 271,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2022, respectively, and 193,000 and 209,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2021, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three and nine months ended September 30, 2022 and 2021. There were 182,000 and 109,000 shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2022 and no shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2021, respectively. There were no and 15,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2022 and no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2021, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerators:
Income from continuing operations	$49,961	$16,442	$96,654	$40,459
Income from discontinued operations	525	-	525	2,540
Net income	$50,486	$16,442	$97,179	$42,999
Denominator:
Denominator for basic income per share – weighted-average shares	14,405	16,782	15,495	16,832
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	305	193	271	209
Equivalent shares issuable upon conversion of unvested employee stock options	182	-	109	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	14,892	16,975	15,875	17,041

Basic income per share:
Income from continuing operations	$3.47	$0.98	$6.24	$2.40
Income from discontinued operations	0.04	-	0.03	0.15
Net income	$3.50	$0.98	$6.27	$2.55
Diluted income per share:
Income from continuing operations	$3.36	$0.97	$6.09	$2.37
Income from discontinued operations	0.04	-	0.03	0.15
Net income	$3.39	$0.97	$6.12	$2.52

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value of the contingent consideration arrangement is based on inputs that are not observable in the market and is estimated using a probability-weighted method. The significant unobservable inputs used in the fair value of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics, and estimated discount rates. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	September 30, 2022	December 31, 2021	Input Level
Interest rate swaps	1,502	(1,808)	1
Contingent consideration	(17,023)	-	3

There were no available-for-sale securities recorded as of  September 30, 2022 or December 31, 2021. Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  September 30, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of September 30, 2022. The fair value of all interest rate swap agreements that were in effect as of  September 30, 2022 was an approximately $1.5 million asset.

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years. The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended September 30, 2022, the fair value of the contingent consideration increased by $0.8 million to $17.0 million from $16.2 million at June 30, 2022. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets.

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

The following table summarizes the results of our discontinued operations for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$-	$-	$-	$-
Operating expenses	-	-	-	25
Operating loss	-	-	-	(25)
Reversal of contingent loss liability	(700)	-	(700)	(3,412)
Interest expense	-	-	-	-
Income (loss) before income taxes	700	-	700	3,387
Income tax expense (benefit)	175	-	175	847
Income (loss) from discontinued operations, net of tax	$525	$-	$525	$2,540

Reversal of contingent liability for the three and nine months ended September 30, 2022 and for the nine months ended September 2021 relates to the reduced exposure of future indemnification by the Company to Triumph, as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Noncurrent deferred tax asset	$1,100	$1,275
Noncurrent assets from discontinued operations	1,100	1,275
Total assets from discontinued operations	$1,100	$1,275

Liabilities:
Long-term contingent loss liability	$4,400	$5,100
Long-term liabilities of discontinued operations	4,400	5,100
Total liabilities from discontinued operations	$4,400	$5,100

There were no net cash flows related to discontinued operations for the three and nine months ended September 30, 2022 and 2021.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2022 and 2021:

(in thousands)
Three Months Ended September 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$117,793	$93,423	$78,382	$22,241	$311,839
Intersegment revenue	1,580	-	-	-	1,580
Operating income	30,660	19,416	8,605	378	59,059

Nine Months Ended September 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$338,234	$279,136	$244,814	$58,617	$920,801
Intersegment revenue	3,476	-	-	-	3,476
Operating income	54,602	24,937	28,062	2,178	109,779

Three Months Ended September 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$85,289	$83,477	$90,072	$15,723	$274,561
Intersegment revenue	2,494	-	-	-	2,494
Operating income (loss)	11,064	(659)	9,251	427	20,083

Nine Months Ended September 30, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$251,139	$240,791	$213,104	$46,741	$751,775
Intersegment revenue	4,674	-	-	-	4,674
Operating income (loss)	27,479	(2,629)	21,510	2,565	48,925

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total external revenues for reportable segments	$311,839	$274,561	$920,801	$751,775
Intersegment revenues for reportable segments	1,580	2,494	3,476	4,674
Elimination of intersegment revenues	(1,580)	(2,494)	(3,476)	(4,674)
Total consolidated revenues	$311,839	$274,561	$920,801	$751,775

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2022 has increased by less than $0.1 million since December 31, 2021.

The net deferred tax liability of $88.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at September 30, 2022 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 4.2% at September 30, 2022, and 1.2% at December 31, 2021, due in monthly installments with final maturities at various dates ranging from November 2022 to March 2027, secured by related revenue equipment	14,573	50,143	4,537	2
Real estate notes; interest rate of 4.3% at September 30, 2022 and 1.8% at December 31, 2021 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,227	19,415	1,185	20,345
Total debt	15,800	69,558	5,722	20,347
Principal portion of finance lease obligations, secured by related revenue equipment	5,233	892	6,848	3,969
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	15,133	28,340	15,811	21,554
Total debt and lease obligations	$36,166	$98,790	$28,381	$45,870

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

We had no borrowings outstanding under the Credit Facility as of September 30, 2022, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million. As of September 30, 2022, there were no base rate and no SOFR loans. Based on availability as of September 30, 2022 and 2021, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  November 2022 to March 2027. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $13.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2022, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of September 30, 2022, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  September 30, 2022 terminate from  December 2022 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2022 and 2021 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$528	$885	$1,848	$2,806
Interest on lease liabilities	92	159	314	493
Operating lease cost	7,946	6,280	20,593	18,044
Variable lease cost	39	8	148	99
Total lease cost	$8,605	$7,332	$22,903	$21,442

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	92	159	314	493
Operating cash flows from operating leases	7,985	6,288	20,741	18,143
Financing cash flows from finance leases	528	885	1,848	2,806
Right-of-use assets obtained in exchange for new finance lease liabilities	-	-	458	-
Right-of-use assets obtained in exchange for new operating lease liabilities	3,154	13,265	20,206	15,795
Weighted-average remaining lease term—finance leases (in years)	1.3
Weighted-average remaining lease term—operating leases (in years)	4.9
Weighted-average discount rate—finance leases	5.8%
Weighted-average discount rate—operating leases	9.5%

As of  September 30, 2022, and December 31, 2021, right-of-use assets of $41.9 million and $35.7 million for operating leases and $5.7 million and $23.2 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2022 (1)	$4,881	$5,497
2023	15,685	137
2024	9,263	108
2025	5,951	108
2026	4,356	108
Thereafter	14,347	666
Total minimum lease payments	$54,483	$6,624
Less: amount representing interest	(11,010)	(499)
Present value of minimum lease payments	$43,473	$6,125
Less: current portion	(15,133)	(5,233)
Lease obligations, long-term	$28,340	$892

(1) Excludes the nine months ended September 30, 2022.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2022, there were 872,509 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.2 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and expense of $4.7 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and $0.1 million for the three months ended September 30, 2022, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Of the stock compensation expense recorded for the three months ended  September 30, 2022 and September 30, 2021, $0.9 million and $1.0 million relates to restricted shares, respectively, and $0.4 million and $0.7 million relates to unvested employee stock options, respectively. Of the stock compensation expense recorded for the nine months ended September 30, 2022 and 2021, $2.9 million and $3.6 million, respectively, relates to restricted shares and $1.8 million and $1.8 million, respectively, relates to unvested employee stock options.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2022, certain participants elected to forfeit receipt of an aggregate of 20,120 shares of Class A common stock at a weighted average per share price of $19.38 based on the closing price of our Class A common stock on the dates the shares vested in 2022, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.4 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

Our subsidiary Covenant Transport, Inc. (“Covenant Transport”) is a defendant in a lawsuit filed on November 9, 2018, in the Superior Court of Los Angeles County, California. The lawsuit was filed on behalf of Richard Tabizon (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The complaint asserts that the time period covered by the lawsuit is from October 31, 2014 to the present and alleges claims for failure to properly pay drivers for rest breaks, failure to provide accurate itemized wage statements and/or reimbursement of business related expenses, unlawful deduction of wages, failure to pay proper minimum wage and overtime wages, failure to provide all wages due at termination, and other related wage and hour claims under the California Labor Code. Since the original filing date, the case has been removed from the Los Angeles Superior Court to the U.S. District Court in the Central District of California and subsequently the case was transferred to the U.S. District Court in the Eastern District of Tennessee where the case is now pending. This lawsuit was settled at mediation on April 29, 2021, for an immaterial amount, pending court approval. The Court entered an Order preliminarily approving the Class Settlement on December 31, 2021. The Court dismissed this lawsuit on June 20, 2022.

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

On August 2, 2018, Curtis Markson, et al. (collectively, “Markson”), filed a putative class action case in United States District Court, Central District of California generically claiming that five (5) specified trucking companies (including our subsidiary Southern Refrigerated Transport, Inc.) entered into a "no poaching conspiracy" in which they agreed not to solicit or hire employees in California who were "under contract" with a fellow defendant. The allegations center around new drivers in California who received their commercial driver's license through driving schools associated with, or paid for by, one of the named defendants, in exchange for agreeing to drive for that defendant carrier for a specified amount of time (typically 8-10 months). Over the ensuing 18 – 24 months, the Plaintiffs added more trucking companies as co-defendants in the lawsuit, including our subsidiary, Covenant Transport, Inc., on April 23, 2020. The lawsuit claims that the named co-defendants sent letters to one another, providing notice of "under contract" status, if these new California drivers were hired by another defendant carrier prior to the driver completing their contractual obligations. Plaintiffs contend that these notifications evidence a collusive agreement by the named defendants to restrain competition among trucking companies in California and suppress wages. This lawsuit was settled following mediation on August 20, 2021, for an immaterial amount pending court approval. The Court dismissed this lawsuit on August 10, 2022.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes that the recent resolution and dismissal of a prior class action lawsuit alleging similar claims, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of September 30, 2022.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, discussed above, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis.

We had $23.9 million and $26.4 million of outstanding and undrawn letters of credit as of September 30, 2022 and December 31, 2021. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

We sold tractors and trailers to TEL for $0.0 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively, and we received $0.6 million and $0.7 million, respectively, for providing various maintenance services, certain back-office functions, building and lot rental, and for miscellaneous equipment for the same periods. There was no equipment purchased from TEL during the nine months ended September 30, 2022 and 2021. Additionally, we paid approximately $3.4 million and $0.2 million to TEL for leases of revenue equipment during each of the nine months ended September 30, 2022 and 2021, respectively. We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the nine months ended September 30, 2022 and 2021, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third-party. Deferred gains, totaling $0.2 million and $0.3 million at  September 30, 2022 and 2021, respectively, are being carried as a reduction in our investment in TEL. At  September 30, 2022 and  December 31, 2021, we had accounts receivable from TEL of $0.1 million and $0.8 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and operating lease obligations to TEL of $3.4 million and $0.0 million, respectively.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2022 net income through September 30, 2022, or $21.3 million. We received a return on our investment in TEL of $7.4 million during the nine months ended September 30, 2022.

Our accounts receivable from TEL and investment in TEL as of  September 30, 2022 and December 31, 2021 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2022	December 31, 2021
Accounts receivable from TEL	Driver advances and other receivables	$113	$802
Investment in TEL	Other assets	58,138	44,196
Operating lease obligations	Current and long-term portion of operating lease obligations	3,425	-

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of September 30,	As of December 31,
	2022	2021
Total Assets	$433,115	$346,218
Total Liabilities	323,558	264,948
Total Equity	$109,557	$81,270

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$40,135	$27,626	$106,231	$76,063
Cost of Sales	9,237	3,030	19,355	6,263
Operating Expenses	14,047	16,214	38,074	45,156
Operating Income	16,851	8,382	48,802	24,644
Net Income	$14,901	$6,572	$43,287	$19,191

Note 12.	Acquisition of AAT Carriers, Inc.

On February 9, 2022, we acquired 100% of the outstanding stock of AAT headquartered in Chattanooga, TN. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. The acquisition date fair value of the consideration transferred was $54.8 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $20.0 million based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including any earnout achieved, is expected to range from $38.5 million to $57.0 million depending on the results achieved by AAT.

AAT’s results have been included in the condensed consolidated financial statements since the date of acquisition and are reported within our Expedited reportable operating segment.

The acquisition date fair value of the consideration transferred consisted of the following:

February 9, 2022
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$40,347
Cash acquired included in historical book value of AAT's assets and liabilities	(1,846)
Contingent consideration	16,210
Net purchase price	$54,711

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

During the quarter ended June 30, 2022, we recognized measurement period adjustments which reduced goodwill recognized for AAT by $13.8 million from $29.5 million as of  March 31, 2022 to $15.7 million as of June 30, 2022. There were no such changes during the quarter ended September 30, 2022. These adjustments primarily relate to the preliminary valuation of the AAT credentialing intangible asset partially offset by the preliminary estimated fair value of the contingent consideration. Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible asset as part of the purchase accounting for the AAT acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment, and may change as a result of our ongoing evaluation of AAT’s accounting principles for consistency with ours. Refer to Note 13, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended  September 30, 2022 are as follows:

(in thousands)	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Total revenue	$10,354	$22,941
Net income	$4,297	$9,151

Note 13.	Goodwill and Other Assets

AAT's results have been included in the consolidated financial statements since the date of acquisition within our Expedited reportable segment.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $3.2 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2022 and  December 31, 2021 is as follows:

(in thousands)	September 30, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,984)	9,088
Managed Freight	1,692	(600)	1,092
Warehousing	12,436	(4,404)	8,032
Total customer relationships:	28,200	(9,988)	18,212	93
Credentialing:
Expedited	32,000	(1,422)	30,578	172
Total credentialing	32,000	(1,422)	30,578
Total other intangible assets	$64,600	$(15,310)	$49,290	141

(in thousands)	December 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,104)	9,968
Managed Freight	1,692	(494)	1,198
Warehousing	12,436	(3,627)	8,809
Total customer relationships:	28,200	(8,225)	19,975	102
Total other intangible assets	$32,600	$(12,125)	$20,475

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2022 (1)	1,121
2023	4,483
2024	4,483
2025	4,483
2026	4,483
Thereafter	29,737

(1) Excludes the nine months ended September 30, 2022.

The carrying amount of goodwill and other intangible assets for 2022 is subject to change upon the completion of the purchase accounting for the AAT acquisition. The carrying amount of goodwill was $58.2 million at September 30, 2022 compared to $42.5 million at December 31, 2021, as a result of the AAT acquisition. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	September 30, 2022
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2021	$-	$15,320	$5,448	$21,750
Acquired goodwill for AAT	15,699	-	-	-
Goodwill	$15,699	$15,320	$5,448	$21,750

Note 14.	Equity

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters. Under such authorization, we repurchased 0.7 million shares of our Class common stock for $15.2 million during the second quarter of 2022, completing the repurchase program in May 2022 with a total of 1.4 million shares of our Class A common stock repurchased for $30.0 million. On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 1.6 million shares of our Class A common stock for $40.9 million through September 30, 2022.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.08 per share, which was paid on September 30, 2022, to stockholders of record on September 2, 2022.

Note 15.	Subsequent Events

We repurchased an additional 0.4 million shares of our Class A common stock for $13.8 million from October 1, 2022 through November 2, 2022.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our segments and services, future margins of our segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, and the contingent consideration related to our purchase of AAT, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

For the third quarter of 2022, we had diluted earnings per share of $3.39 and non-GAAP adjusted earnings per share of $1.52. The primary difference between the GAAP and non-GAAP results is excluding a $38.5 million pre-tax gain on sale of a California terminal this quarter from adjusted results. The adjusted, non-GAAP, results were achieved despite unprecedented inflation cost headwinds and a softening freight market. We expect both cost inflation and lower demand to continue for the remainder of this year and in to 2023. Separately, we are pleased to report progress on our stock repurchase plan. We purchased approximately 1.0 million shares in the third quarter and through November 2, 2022, have purchased a total of 3.4 million shares during 2022, demonstrating our strategic commitment towards creating value for our stockholders.

Our asset-based segments, Expedited and Dedicated, contributed approximately 68% of total revenue, 85% of operating income, 62% of total freight revenue, and 59% of adjusted operating income in the quarter. Our Expedited segment grew revenue and operating ratio but adjusted operating ratio deteriorated compared to the third quarter last year. Significant cost increases from driver pay, fuel, parts and maintenance overcame the benefits from the addition of AAT in the first quarter of 2022. Our Dedicated segment produced higher revenue and better margins year over year but fell short of improving margins sequentially due to similar cost headwinds experienced by Expedited. We are focused on improving the durability of contracts in these business units to lower volatility across economic and freight cycles. Additionally, we continue to work diligently to improve margins in our Dedicated division through fleet reductions (reduction of 60 in the quarter), equipment upgrades, and asset allocation to more profitable accounts and or divisions.

Our asset-light segments, Managed Freight and Warehousing, contributed approximately 32% of total revenue, 15% of operating income, 38% of total freight revenue, and 41% of adjusted operating income in the quarter and combined to generate favorable margins and returns. Managed Freight continued to exceed our expectations through strong execution and effective coordination with our Expedited and Dedicated segments. Warehousing was able to grow revenue through new customer startups but had diminished margins primarily as a result of incremental cost headwinds associated with new customer startups and investments in capacity for future growth in this segment.

Additional items of note for the third quarter of 2022 include the following:

●

Total revenue of $311.8 million, an increase of 13.6% compared with the third quarter of 2021, and freight revenue (which excludes revenue from fuel surcharges) of $266.6 million, an increase of 6.5% compared with the third quarter of 2021;

●	Operating income of $59.1 million, compared with $20.1 million in the third quarter of 2021;

●

Net income of $50.5 million, or $3.39 per diluted share, compared with $16.4 million, or $0.97 per diluted share, in the third quarter of 2021. Net income from continuing operations of $50.0 million, or $3.36 per diluted share, compared to $16.4 million or $0.97 per diluted share, in the third quarter of 2022. Net income from discontinued operations of $0.5 million, or $0.04 per diluted share, compared to $0.0 million, or $0.00 per diluted share, in the third quarter of 2021;

●	38% of consolidated total revenue was in our Expedited reportable segment, as compared to 31% in the third quarter of 2021;

●

Our Managed Freight reportable segment’s total revenue decreased to $78.4 million in the 2022 quarter from $90.1 million in the 2021 quarter and the segment had an operating income of $8.6 million in the 2022 quarter compared to $9.3 million in the 2021 quarter;

●	Our equity investment in TEL provided $7.4 million of pre-tax earnings in the third quarter of 2022 compared to $3.2 million in the third quarter of 2021;

●	We distributed a total of $1.2 million to stockholders through dividends;

●	Since December 31, 2021, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $3.8 million to $32.2 million, primarily due to the net cash payment related to the acquisition of AAT for $37.4 million and repurchasing $70.9 million of our outstanding Class A Common Stock under the stock repurchase program. With available borrowing capacity of $86.1 million under our Credit Facility at September 30, 2022 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 0.23;

●	Stockholders' equity at September 30, 2022, was $380.1 million; and

●	Tangible book value at September 30, 2022, was $272.6 million.

Outlook

For the remainder of 2022 we expect moderating freight demand, greater driver availability, and continuing cost inflation. Absent a substantial, near-term deterioration in market forces, we expect over a billion dollars of total revenue and freight revenue for the year and while we expect fourth quarter 2022 margin to worsen compared to third quarter 2022 because of the third quarter gain on sale of a California terminal, we expect adjusted margin in the fourth quarter of 2022 to be similar to that of the third quarter 2022.

As we look toward 2023, we anticipate a difficult freight environment coupled with cost inflation, which will pressure margins. However, we believe our more resilient operating model, together with diligent execution and teamwork, will result in lower volatility throughout economic and freight market cycles. We will remain focused on growing our market share, continuing to improve our operations, and becoming a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2022	OR %	2021	OR %	2022	OR %	2021	OR %
Total revenue	$311,839		$274,561		$920,801		$751,775
Total operating expenses	252,780	81.1%	254,478	92.7%	811,022	88.1%	702,850	93.5%
Operating income	$59,059		$20,083		$109,779		$48,925

Adjusted Operating Ratio:	2022	Adj. OR %	2021	Adj. OR %	2022	Adj. OR %	2021	Adj. OR %
Total revenue	$311,839		$274,561		$920,801		$751,775
Fuel surcharge revenue	(45,240)		(24,306)		(129,732)		(68,884)
Freight revenue (total revenue, excluding fuel surcharge)	266,599		250,255		791,069		682,891

Total operating expenses	252,780		254,478		811,022		702,850
Adjusted for:
Fuel surcharge revenue	(45,240)		(24,306)		(129,732)		(68,884)
Amortization of intangibles	(1,121)		(1,152)		(3,185)		(3,456)
Gain on disposal of terminals, net	38,542		-		38,542		-
Contingent consideration liability adjustment	(813)		-		(813)		-
Adjusted operating expenses	244,148	91.6%	229,020	91.5%	715,834	90.5%	630,510	92.3%
Adjusted operating income	$22,451		$21,235		$75,235		$52,381

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

Our main measures of profitability are operating ratio and adjusted operating ratio. We define adjusted operating ratio as operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. See page 25 for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At September 30, 2022, we operated 2,280 tractors and 5,420 trailers. Of such tractors, 1,604 were owned, 557 were financed under operating leases, and 119 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 5,090 were owned, 209 were financed under finance type leases, and 121 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At September 30, 2022, our fleet had an average tractor age of 2.4 years and an average trailer age of 5.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2022 TO three and nine months ended September 30, 2021

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Freight revenue	$266,599	$250,255	$791,069	$682,891
Fuel surcharge revenue	45,240	24,306	129,732	68,884
Total revenue	$311,839	$274,561	$920,801	$751,775

The increase in total revenue primarily resulted from a $18.7 million, $6.3 million, and $3.1 million, increase in Expedited, Warehousing, and Dedicated freight revenue and a $11.7 million decrease in Managed Freight revenue, respectively, for the three months ended September 30, 2022 and a $47.4 million, $31.7 million, $17.7 million, and $11.4 million increase in Expedited, Managed Freight, Dedicated, and Warehousing freight revenue, respectively, for the nine months ended September 30, 2022, in each case compared to the comparable 2021 periods.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Salaries, wages, and related expenses	$104,537	$87,547	$300,980	$258,609
% of total revenue	33.5%	31.9%	32.7%	34.4%
% of freight revenue	39.2%	35.0%	38.0%	37.9%

Salaries, wages, and related expenses for the three and nine months ended September 30, 2022, increased on a dollars basis primarily as the result of driver and non-driver, including shop technicians, pay and benefits increases since the same 2021 periods.

We believe salaries, wages, and related expenses will continue to increase going forward as a result of driver pay changes put in place in the tight freight market. We expect salaries, wages, and related expenses may continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fuel expense	$42,471	$26,174	$126,457	$75,368
% of total revenue	13.6%	9.5%	13.7%	10.0%
% of freight revenue	15.9%	10.5%	16.0%	11.0%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $1.74 per gallon, or 52%, higher for the quarter ended September 30, 2022 compared with the same quarter in 2021.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total fuel surcharge	$45,240	$24,306	$129,732	$68,884
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	2,852	1,852	8,442	5,638
Company fuel surcharge revenue	$42,388	$22,454	$121,290	$63,246
Total fuel expense	$42,471	$26,174	$126,457	$75,368
Less: Company fuel surcharge revenue	42,388	22,454	121,290	63,246
Net fuel expense	$83	$3,720	$5,167	$12,122
% of freight revenue	0.0%	1.5%	0.7%	1.8%

Net fuel expense for the three and nine months ended September 30, 2022, decreased primarily due to higher fuel surcharge recovery, partially offset by higher fuel prices and fewer total miles. There were no diesel fuel hedge gains or losses for the quarter ended September 30, 2022 or 2021 and $0.4 million of gains for the nine months ended September 30, 2021 compared to none for the same 2022 period. As of September 30, 2022, we had no remaining fuel hedging contracts.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operations and maintenance	$22,468	$14,933	$60,248	$43,946
% of total revenue	7.2%	5.4%	6.5%	5.8%
% of freight revenue	8.4%	6.0%	7.6%	6.4%

The increases in operations and maintenance for the three and nine months ended September 30, 2022 were primarily related to the increased maintenance costs as a result of an increase in the average age of equipment, inflationary increases in the costs of parts and labor, as well as increased overage, shortage, and damage expense, as compared to the prior year periods. These increases are partially offset by having a smaller fleet in 2022.

Going forward, we believe this category will increase based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain, however, such increases may be offset by reductions in the age of our fleet due to our replacement plan between now and the end of 2023. For 2022, due to the age of our tractor fleet and remaining unexpired warranty coverage for most of our tractors, we do not expect the percentage of our equipment being operated outside of warranty coverage to increase in any material respect even if delays occur; however, operations and maintenance costs may increase regardless due to wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue equipment rentals and purchased transportation	$78,943	$92,636	$244,281	$225,328
% of total revenue	25.3%	33.7%	26.5%	30.0%
% of freight revenue	29.6%	37.0%	30.9%	33.0%

The decrease in revenue equipment rentals and purchased transportation on a dollar basis for the three months ended September 30, 2022 was primarily the result of a reduction in purchased transportation costs as a result of the softening freight market while for the nine months ended September 30, 2022, the increase on a dollars basis was primarily the result of a more competitive market for sourcing third-party capacity and growth in the Managed Freight reportable segment. Additionally, the percentage of the total miles run by independent contractors decreased from 7.8% for the three months ended September 30, 2021 to 6.4% for the same 2022 period and from 8.4% for the nine months ended September 30, 2021 to 6.6% for the same 2022 period.

We expect revenue equipment rentals to decrease going forward as we transition from tractors held under operating leases to a greater proportion of owned equipment in 2022 and 2023. However, we expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating taxes and licenses	$3,238	$2,687	$8,718	$8,232
% of total revenue	1.0%	1.0%	0.9%	1.1%
% of freight revenue	1.2%	1.1%	1.1%	1.2%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Insurance and claims	$12,947	$11,023	$35,752	$28,437
% of total revenue	4.2%	4.0%	3.9%	3.8%
% of freight revenue	4.9%	4.4%	4.5%	4.2%

Insurance and claims per mile cost increased to 19.2 cents per mile for the three months ended September 30, 2022 compared to 16.5 cents per mile for the same 2021 quarter and 17.7 cents per mile for the nine months ended September 30, 2022 compared to 13.6 cents per mile for the same 2021 period. These increases are primarily the result of unfavorable development of a small number of prior period claims, as well as claims experienced during the current quarter. On the safety side, our DOT accident rate was the lowest third quarter on record, 11% lower than third quarter of last year.

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

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Communications and utilities	$1,339	$947	$3,723	$3,325
% of total revenue	0.4%	0.3%	0.4%	0.4%
% of freight revenue	0.5%	0.4%	0.5%	0.5%

For the periods presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General supplies and expenses	$11,201	$6,037	$28,416	$21,972
% of total revenue	3.6%	2.2%	3.1%	2.9%
% of freight revenue	4.2%	2.4%	3.6%	3.2%

The increases in general supplies and expenses for the three and nine months ended September 30, 2022 were primarily the result of the prior year reversal of legal expense related to favorable mediations, as well as new leased spaces for our Warehousing reportable segment, increased travel expenses, and the increase in the contingent consideration liability since the 2021 periods.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and amortization	$14,357	$13,365	$41,734	$41,316
% of total revenue	4.6%	4.9%	4.5%	5.5%
% of freight revenue	5.4%	5.3%	5.3%	6.1%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $1.0 million and $0.7 million to $13.2 million and $38.6 million for the three and nine months ended September 30, 2022, respectively, compared to $12.2 million and $37.9 million in the same 2021 periods as a result of increased costs on new equipment partially offset by reduced total tractor count. Amortization of intangible assets was $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.5 million the same 2021 periods. The decrease for the three and nine months ended September 30, 2022 is due to the completion of the amortization of the Landair trade name to the $0.5 million residual value during the third quarter of 2021, partially offset by amortization of the intangible asset related to the AAT acquisition.

We expect depreciation and amortization to increase going forward due to the cost of new equipment increasing, our revenue equipment replacement plan between now and the end of 2023, and our transition from revenue equipment held under operating leases to a greater proportion of owned revenue equipment. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

Gain on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain on disposition of property and equipment, net	$(38,721)	$(871)	$(39,287)	$(3,683)
% of total revenue	(12.4%)	(0.3%)	(4.3%)	(0.5%)
% of freight revenue	(14.5%)	(0.3%)	(5.0%)	(0.5%)

The increases in gain on disposition of property and equipment, net for the three and nine months ended September 30, 2022 are primarily the result of the $38.5 million gain on sale of a California terminal in the third quarter of 2022.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense, net	$935	$724	$2,256	$2,175
% of total revenue	0.3%	0.3%	0.2%	0.3%
% of freight revenue	0.4%	0.3%	0.3%	0.3%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan between now and the end of 2023, increasing interest rates, and our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from equity method investment	$7,400	$3,230	$21,261	$9,572

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The increase in TEL's contributions to our results for the three and nine months ended September 30, 2022 is the result of a combination of a rapidly growing business and gains on sale of used equipment that resulted from a constricted used equipment capacity in the transportation market that increased income from both equipment sales and leasing. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from quarter to quarter and therefore our income from investment to similarly fluctuate. We expect TEL to continue to meet or exceed expectations as it continues on its current growth trajectory.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income tax expense	$15,563	$6,147	$32,130	$15,863
% of total revenue	5.0%	2.2%	3.5%	2.1%
% of freight revenue	5.8%	2.5%	4.1%	2.3%

The changes in income tax expense were primarily related to the $42.9 million and $72.5 million increase in pre-tax income in the three and nine months ended September 30, 2022, compared to the same 2021 periods, resulting from the increases in operating income and earnings on investment in TEL.

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

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2022 TO three and nine months ended September 30, 2021

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Expedited	$117,793	$85,289	$338,234	$251,139
Dedicated	93,423	83,477	279,136	240,791
Managed Freight	78,382	90,072	244,814	213,104
Warehousing	22,241	15,723	58,617	46,741
Total revenues	$311,839	$274,561	$920,801	$751,775

Operating Income (Loss):
Expedited	$30,660	$11,064	$54,602	$27,479
Dedicated	19,416	(659)	24,937	(2,629)
Managed Freight	8,605	9,251	28,062	21,510
Warehousing	378	427	2,178	2,565
Total operating income	$59,059	$20,083	$109,779	$48,925

The increase in Expedited revenue for the three months ended September 30, 2022 relates to an increase in average freight revenue per tractor per week of 14.6%, a $13.8 million increase in fuel surcharge revenue compared to the 2021 quarter, and an 80 (or 9.6%) average tractor increase. The increase in average freight revenue per tractor per week for the quarter ended September 30, 2022 is the result of a 29.0 cents per mile (or 14.4%) increase in average rate per total mile as well as a 0.5% increase in average miles per unit compared to the 2021 quarter. Expedited team-driven tractors averaged 797 tractors in the third quarter of 2022, an increase of approximately 16.0% from the average of 687 tractors in the third quarter of 2021. The increase in tractors was attributable to the acquisition of AAT in the first quarter of the year and the increased ability to recruit and onboard qualified drivers.

For the nine months ended September 30, 2022, the change in Expedited revenue relates to a 134 (or 3.9%) average tractor increase as well as an increase in average freight revenue per tractor per week of 17.2% compared to the same 2021 period. The increase in average freight revenue per tractor per week for the nine months ended September 30, 2022 is the result of a 36.0 cents per mile (or 18.6%) increase in average rate per total mile partially offset by a 0.9% decrease in average miles per unit compared to the same 2021 period. Expedited team-driven tractors averaged 773 for the nine months ended September 30, 2022, an increase of approximately 7.9% from the average of 717 tractors for the same 2021 period. The increase in tractors was attributable to the acquisition of AAT in the first quarter of the year and the increased ability to recruit and onboard qualified drivers.

The increase in Dedicated revenue for the three months ended September 30, 2022 relates to an increase in average freight revenue per tractor per week compared to the 2021 quarter as the result of a 36.0 cents per mile (or 15.5%) increase in average rate per total mile compared to the 2021 quarter, a $6.9 million increase in fuel surcharge revenue partially offset by a 1.2% decrease in average miles per unit. Average tractors decreased 134 tractors, or 8.7% as compared to the three months ended September 30, 2021, as a result of not renewing underperforming contracts.

For the nine months ended September 30, 2022, the increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week compared to the same 2021 period as the result of a 49.0 cents per mile (or 23.2%) increase in average rate per total mile, partially offset by a 2.3% decrease in average miles per unit as compared to the same 2021 period. Additionally, fuel surcharge revenue increased $20.7 million compared to the 2021 period. These increases were partially offset by a 152 (or 9.6%) average tractor decrease as a result of not renewing underperforming contracts.

Managed Freight total revenue decreased primarily as a result of reduced volumes of overflow freight from both Expedited and Dedicated truckload operations. With the softening freight market, we anticipate the revenue attributable to overflow freight to continue to decline.

Warehousing total revenue for the quarter and year-to-date periods increased as a result of period-over-period new customer business as well as rate increases with existing customers.

In addition to the changes in revenue described above for the three and nine months ended September 30, 2022, the change in operating income for the three months ended September 30, 2022, resulted from an $11.0 million and a $10.1 million decrease in Managed Freight and Dedicated operating expenses, respectively, partially offset by a $12.9 million and a $6.6 million increase in Expedited and Warehousing operating expenses, respectively. For the nine months ended September 30, 2022, the change in operating income resulted from a $60.0 million, $25.2 million, $12.3 million, and $10.8 million increase in Expedited, Managed Freight, Warehousing, and Dedicated operating expenses, respectively.

The increase in Expedited and Dedicated operating expenses for the three and nine months ended September 30, 2022, is primarily the result of driver and non-driver pay increases since the 2021 periods and increased maintenance costs as a result of an increase in the average age of equipment and increases in the costs of parts and labor. Additionally, we've experienced increased overage, shortage, and damage expenses and insurance related expense increased when compared to the prior year periods. The increased insurance expense is the result of unfavorable developments on a small number of prior period claims, as well as claims experience during the current periods.

The changes in Managed Freight operating expenses is the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. Additionally, increases in non-driver pay since the 2021 periods have increased Managed Freight operating expenses. The increase in Warehousing, operating expenses is a result of non-incurring temporary incremental costs associated with new startup business and the costs of securing additional unoccupied leased space in key locations, consistent with our longer-term growth strategy. We expect the startup and lease costs to decline in the fourth quarter of 2022, improving margins. In our asset-light segments, we are prioritizing growth, focusing on talent acquisition and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $52.5 million and $45.8 million at September 30, 2022 and December 31, 2021, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.4 years at September 30, 2022, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2022 and December 31, 2021 we had $135.0 million and $74.3 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$64.7 million and $4.5 million in revenue equipment installment notes, respectively;

●	$20.6 million and $21.5 million in real estate notes, respectively;

●	No deferred loan costs (which reduce long-term debt) as of September 30, 2022 and December 31, 2021;

●	$6.1 million and $10.8 million of the principal portion of financing lease obligations, respectively; and

●	$43.5 million and $37.4 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as part of our trade cycle. The increase in operating lease obligations was primarily due to additional facilities for new Warehousing customers as well as new operating leases for revenue equipment as part of our trade cycle, partially offset by amortization of the operating lease liability.

As of September 30, 2022, we had $0.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the nine months ended September 30, 2022 totaled $49.8 million of expenditures, as compared to $22.0 million of proceeds for the prior year period. In addition to the February 2022 acquisition of AAT, during the nine months ended September 30, 2022, we took delivery of approximately 321 new tractors and no new trailers, while disposing of approximately 77 used tractors and 43 used trailers. Our current fleet plan for fiscal 2022 includes the delivery of an additional 328 new company replacement tractors and no additional new trailer deliveries. Net gains on disposal of equipment and real estate in the nine months ended September 30, 2022 were $39.3 million compared to $3.7 million in the same prior year period primarily due to the $38.5 million gain on a California terminal during the 2022 period. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $3.2 million to stockholders in the first nine months of 2022 through dividends.

Our baseline expectation for the remainder of 2022 fleet net capital expenditures is a range of $10.0 million to $30.0 million, assuming scheduled deliveries and strong but moderating sale prices for used equipment. These assumptions are subject to risk.

Cash Flows

Net cash flows provided by operating activities increased to $121.1 million for the nine months ended September 30, 2022, compared to $68.2 million for the same 2021 period, primarily due to a decrease in receivables and driver advances as a result of a decrease in our average receivable days outstanding and a $54.2 million increase in net income, including the $38.5 million gain on sale of a California terminal, partially offset by decreases to non-cash expenses compared to the prior year period.

Net cash flows used by investing activities were $49.8 million for the nine months ended September 30, 2022, compared to $22.0 million provided in the same 2021 period. The change in net cash flows used by investing activities was primarily the result of the February 2022 acquisition of AAT partially offset by the sale of a California terminal during the third quarter of 2022. The change is also due to the timing of our trade cycle whereby we took delivery of approximately 321 new company tractors and disposed of approximately 77 used tractors in the 2022 period compared to delivery and disposal of no new company tractors or used tractors, in the same 2021 period.

Net cash flows used by financing activities were approximately $20.4 million for the nine months ended September 30, 2022, compared to $76.4 million used in the same 2021 period. The change in net cash flows used by financing activities was primarily a function of the repurchase of $70.9 million of shares of our Class A common stock during the 2022 period compared to $10.3 million during the same 2021 period, as well as the payment of approximately $3.2 million in dividends during the 2022 period, and net proceeds relating to notes payable, the Draw Note, and our Credit Facility of $59.3 million in the 2022 period compared to net repayments of $60.7 million in the 2021 period.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 1.6 million shares of our Class A common stock for $40.9 million through September 30, 2022. We repurchased an additional 0.4 million shares of our Class A common stock through November 2, 2022, for a total of 3.4 million shares repurchased since February 2022.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2022, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2021.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2022	451,034	$27.10	451,034	$49,412,920
August 1-31, 2022	47,892	28.74	47,892	48,036,286
September 1-30, 2022	485,419	28.68	485,419	34,112,417
Total	984,345		984,345	$34,112,417

(1)	On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 1.6 million shares of our Class A common stock for $40.9 million through September 30, 2022.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $3.2 million to stockholders in the first nine months of 2022 through dividends.

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

COVENANT LOGISTICS GROUP, INC.

Date: November 4, 2022	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer