Form 10-K
period 2022-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2023-02-28
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255.7 million (based upon the $25.09 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 24, 2023, the registrant had 10,890,874 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, consumer spending, supply chain conditions, and gross domestic product changes; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic plan and other strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement and our ability to safeguard such systems and technology, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay and the impact of our cost-saving measures, expected improvements to financial and operational measures, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our reportable segments, future insurance and claims levels and expenses, including the erosion of available limits in our aggregate insurance policies, future impact of pending litigation, future tax rates, tax expense, and allowable deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future investments in and the growth of individual reportable segments and services, expected capital expenditures (including the future mix of lease and purchase obligations), future asset dispositions, future asset utilization and efficiency, future fleet size, age, management, and upgrades, future trucking capacity, expected freight demand and volumes, future rates, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in Transport Enterprise Leasing, LLC (“TEL”), any future indemnification obligations related to the Transport Financial Services (“TFS”) Portfolio, future customer relationships, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, future repurchases and dividends, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of the COVID-19 outbreak or other similar outbreaks and related mandates, lockdowns, or health orders on our business and results of operations, among others, are forward-looking statements. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "mission," "anticipates," "plans," “outlook,” “focus,” “seek,” “potential,” “continue,” “goal,” “target,” “objective,” "intends," derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,100 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., and Landair Leasing, Inc. (collectively, "Landair") and our 2022 acquisition of AAT Carriers, Inc. ("AAT") are examples of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems. AAT specializes in highly regulated, time-sensitive loads for the U.S. government.

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

We are proud of the operational improvements we have made in recent years, especially in light of headwinds we faced around the COVID-19 pandemic, rising casualty insurance costs and the challenging supply shortage of professional drivers. We believe we have made significant progress in achieving our strategic plan, but remain focused on seven initiatives that fall under the following key tenets:

●     Organizational Excellence and Entrepreneurial Spirit. In 2022, we initiated changes to our senior leadership team as part of our long term succession plan and continued to focus on metrics, accountability, and ownership.

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

●    Rigorous Capital Allocation Process. Our senior management evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. Our leverage ratio increased slightly in 2022 as compared to the prior year, as we remain focused on investing capital when we can obtain acceptable returns while maintaining lower leverage than we have historically. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability. During 2022, due to our improved results, we implemented a quarterly cash dividend program and during the third quarter increased from the original $0.0625 per share to $0.08 per share, subject to quarterly approval by our Board of Directors (the "Board"), and repurchased 3.4 million shares, resulting in a reduction of approximately 20% of the shares outstanding compared to a year ago.

●    Risk Management—Assess and Mitigate. We evaluate risk areas with significant volatility, as well as the costs and benefits associated with mitigating the volatility. In 2022, the Board established a Risk Committee focused on identification, evaluation, and mitigation of operational, strategic, and environment risks, as well as monitoring and approving risk policies and associated practices for the Company. The Board believes an actively engaged Risk Committee is vital in recognizing and managing key risks facing the Company. Diesel fuel prices, interest rates, safety, driver retention, insurance and claims cost, and used equipment prices are all areas where we identified significant risk and volatility for our business. To manage these risks, we have at times employed fuel hedging contracts on a portion of our fuel usage not covered by customer fuel surcharges, maintain lower self-insured accident liability retention when economically feasible, and expanded our ability to sell our used equipment to increase bargaining power with the tractor and trailer manufacturers.

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

●   Safety. The Company experienced another record setting year, as measured by accident rates. The DOT accident rate per million miles, as defined by the Federal Motor Carrier Safety Administration ("FMCSA"), decreased 6% year over year and was the lowest in the Company’s history. We believe that the key to the improved safety results is a combination of continual training, consistent and proactive coaching, utilizing proven safety technologies, and consistent collaboration between all of our business units. Also, the expansion of our safety training program is expected to allow us to further increase new driver training, provide specific training, and sustain consistent messaging around the culture of safety. We are looking forward in the coming year to the implementation of several safety related technologies including Platform Science as our new telematics provider and Idelic a safety platform that leverages predictive analytics to identify drivers in need of additional coaching and training as well as the opening of our new dorm and training center. We also have developed a robust 2023 enterprise safety tactical plan that will continue to drive sustainability across our enterprise.

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the Landair Acquisition in 2018; consolidation of our back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; sale of TFS, and the acquisition of AAT in 2022. Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company. However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and independent contractors, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 2.1 years, compared to an average U.S. Class 8 tractor age of approximately 6.7 years in 2021. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

Reportable Segments and Service Offerings

Our asset based transportation services include two separate reportable segments: (i) Expedited and (ii) Dedicated, both of which transport full trailer loads of freight from origin to destination with minimal intermediate stops or handling. We provide truckload transportation services primarily throughout the continental United States utilizing equipment we own or lease or equipment owned by independent contractors. Our Expedited reportable segment transports freight over nonroutine routes. Our Dedicated reportable segment provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.

To complement our asset based transportation services, we also offer non-asset based or asset light logistics services through our Managed Freight reportable segment. Our Managed Freight reportable segment relies heavily on technology and provides: (i) freight brokerage ("Brokerage") and (ii) transportation management services (“TMS”) to our customers.

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

Our combined asset based and non-asset based capabilities, allow us to transport many types of freight for a diverse customer base. We concentrate on service offerings where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers. The primary service offerings are further described below:

●

Expedited: In our Expedited business, we operate approximately 900 tractors substantially all of which are driven by two-person driver teams. The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: In our Dedicated business, we operate approximately 1,400 tractors, substantially all of which are driven by a solo driver. The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company.

●

Managed Freight: Our Managed Freight reportable segment, includes our brokerage services and TMS. Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. We also provide shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses.

Additionally, we participate in the market for used equipment sales and leasing through our 49% ownership of Transport Enterprise Leasing, LLC (“TEL”).

The following table reflects the size of each of our reportable segments measured by 2022 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	33%
Dedicated	28%
Managed Freight	31%
Warehousing	8%
Total	100%

In our Expedited and Dedicated reportable segments, we generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that could affect our Expedited and Dedicated revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of truck capacity in the trucking industry, and driver availability.

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

We measure the productivity of our Expedited reportable segment with three key performance metrics: average freight revenue per total mile, average miles per tractor and average freight revenue per tractor per week. We primarily measure the productivity of our Dedicated reportable segment with the average freight revenue per tractor per week metric. A description of each follows:

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

A summary of these metrics for our Expedited reportable segment for 2022 and 2021 is as follows:

	2022	2021
Average freight revenue per total mile	$2.32	$1.97
Average miles per tractor	170,925	172,080
Average freight revenue per tractor per week	$7,604	$6,498

A summary of the key performance metrics for our Dedicated reportable segment for 2022 and 2021 is as follows:

	2022	2021
Average freight revenue per total mile	$2.63	$2.19
Average miles per tractor	78,728	81,284
Average freight revenue per tractor per week	$3,975	$3,417

Within our Managed Freight reportable segment, we derive revenue from providing Brokerage and TMS services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Expedited reportable segment. Additionally, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network providing focused customer support through multi-year contracts. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including purchased transportation, salaries, facility warehousing costs, and selling, general, and administrative expenses.

Within our Warehousing reportable segment we empower customers to outsource warehousing management including moving containers and trailers in or around freight yards. The main factors that impact profitability in terms of expenses are managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $25.2 million in 2022 and $14.8 million in 2021.

Refer to Note 15, "Segment Information," of the accompanying consolidated financial statements for further information about our reportable segments' operating and financial results.

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

We had no customers that accounted for more than 10% of our consolidated revenue in 2022 or 2021, respectively. Our top ten customers accounted for approximately 43% and 53% of our total revenue in 2022 and 2021, respectively.

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

The truckload industry has experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100% in a year. At times, there are driver shortages in the trucking industry. In past years, when there were driver shortages, the number of qualified drivers had not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving; (iii) individual drivers' desire to be home more often; and (iv) regulatory requirements that limit the available pool of drivers.

Our average number of teams as a percentage of our seated fleet increased for 2022 as compared to 2021. Our average open tractors, including wrecked tractors, decreased to 6.7% for the year ended December 31, 2022, from approximately 7.3% for the year ended December 31, 2021.

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

We continue to educate our drivers and non-driver personnel regarding the FMCSA Compliance Safety Accountability program ("CSA"). We believe CSA, in conjunction with other U.S. Department of Transportation ("DOT") regulations, including those related to hours-of-service and ELDs, has reduced and will likely continue to impact effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that are able to successfully manage this regulation-laden environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. In periods of economic growth, however, the supply/demand environment may be favorable enough for us to offset expected compensation increases with better freight pricing.

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

We are not a party to any collective bargaining agreement. At December 31, 2022, we employed approximately 3,007 drivers and approximately 1,600 non-driver personnel. At December 31, 2022, we engaged 146 independent contractor drivers.

Revenue Equipment

At December 31, 2022, we operated 2,138 tractors and 5,367 trailers. Of such tractors, 1,482 tractors were owned, 510 tractors were financed under operating leases, and 146 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,038 trailers were owned, 121 trailers were financed under an operating lease or as short-term rentals, and 208 trailers were financed under finance leases. Furthermore, at December 31, 2022, approximately 84% of our trailers were dry vans, and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2022, our tractor fleet had an average age of approximately 2.1 years, and our trailer fleet had an average age of approximately 6.2 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2022, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

Over the past decade, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market. This has substantially increased our costs of operation. Currently, tractor and trailer manufacturers are still experiencing shortages of certain component parts and supplies, including semi-conductor chips, forcing many such manufacturers to curtail or suspend their production, which could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, and which could lead to, among other things, higher maintenance expense and driver retention.

In an effort to improve our driver experience, service and operating cost, we made the decision in 2022 to aggressively reduce the average age of our equipment. We did this through the combination of acquiring additional unbudgeted trucks in the fourth quarter of 2022 and increasing our original tractor order for 2023. During the fourth quarter of 2022 we made significant progress on the plan but incurred unusual expense from two items: (i) an early lease abandonment and disposal charge and (ii) excess equipment due to delivery of a large number of new tractors combined with delays in removing existing leased tractors from operations. Overall, we are pleased to be taking delivery of new units and exiting older, less efficient units, which will reduce our average fleet age and improve operating efficiency. Nevertheless, the fourth quarter of 2022 cost was significant. The early lease abandonment and disposal charge relates to tractors pulled from operations during the fourth quarter of 2022, which have been the source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs and elevated down time. Because we have no intended future use for these units, we have abandoned the right of use asset associated with the leases, which extend through the fourth quarter of 2023.

Industry and Competition

The truckload market is the largest portion of the for-hire ground freight transportation market based on revenue, surpassing the combined market size of less-than-truckload, railroad, intermodal, and parcel delivery combined. The truckload market is further segmented into sectors such as regional dry van, temperature-controlled van, flatbed, dedicated contract, expedited, and irregular route.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced decreased freight demand, volatile fuel costs, tight new and used equipment market, scarcity of qualified truck drivers, and regulations that limit productivity. As we look toward 2023, we anticipate a very difficult freight environment for at least the first half of the year, which could compress rates and margins when compared to 2022. However, we believe our more resilient operating model, together with the steps we are taking to reduce costs and inefficiencies, will mitigate a portion of our historical volatility throughout economic and freight market cycles.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. All of our subsidiaries with operating authority currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit." Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act (as defined below) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. Additionally, the FMCSA is conducting a study on the causation of large-truck crashes, which is expected to gather data through 2024. Although it remains unclear whether such study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regards to safety and fitness.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the Fixing America's Surface Transportation Act (the "FAST Act"), which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, any determinations of not preventable crashes will be noted on a driver’s Pre-Employment Screening Program report.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action allowed states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA indicated it would allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, beginning in November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a Notice of Proposed Rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. Public comment on the proposed rule closed in April 2022, with industry participants generally being in favor. It is unclear if, and when, a final rule may be put in place, however. Any final rule may reduce the number of available drivers. We currently perform urine testing and will continue monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel as early as the first quarter of 2023.

Other rules have been recently proposed or made final by the FMCSA, including: (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, known as Entry-Level Driver Training regulations (the "ELDT Regulations"), which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. The ELDT Regulations may reduce the number of available drivers or increase recruitment and training costs with respect to new drivers. In February 2023, the FMCSA issued a supplemental Notice of Proposed Rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment on the supplemental notice will remain open until March 2023, and it remains to be seen, what, if any, final rules will stem therefrom. Additionally, the FMCSA in conjunction with the National Highway Traffic Safety Administration ("NHTSA"), have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. Such proposal is anticipated as early as March 2023, but it remains uncertain what exactly it may require and whether a final rule will ultimately be put into place.

Our industry is also subject to a number of recently proposed rules which mandate the use of speed-limiting devices in certain commercial motor vehicles. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. Furthermore, in April 2022, the FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters. The effect of these rules, to the extent they become effective, could result in a decrease in driver availability, which could adversely affect our business or operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program, is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The Safe Driver Pilot Apprenticeship Program is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” As such, and in an attempt to rein in companies engaging in brokerage services without proper FMCSA authority, the FMCSA issued interim guidelines in November 2022, which, among other things, (i) contained a multitude of factors relevant to determining whether a dispatch service actually requires brokerage authority, (ii) clarified that operating as an unauthorized broker carries civil penalties of up to $10,000 per violation, and (iii) clarified that the handling of funds in shipper-motor carrier transactions is an important consideration (pointing towards a broker designation) in the determination of whether someone is a broker or simply an agent. The FMCSA also clarified, however, that any determination will be highly fact specific and will entail determining whether the person or company is engaged in the allocation of traffic between motor carriers. Several of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations. Additionally, in a January 2023 Notice of Proposed Rulemaking, the FMCSA proposed more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The Notice of Proposed Rulemaking considers regulatory modifications in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the proposal would allow brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The proposal also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Adoption of these changes could negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

In June 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal pre-emption, and would expose freight brokers to a patchwork of state regulations across the United States. This development potentially calls into question freight brokers’ ability to rely on federal agency standards in selecting motor carriers, given the carrier involved in the accident was allegedly in good standing with the FMCSA when it was chosen to transport the load. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In September 2022, the FMCSA issued an advance Notice of Proposed Rulemaking that would require fleets and owner-operators to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice.

In November 2022 Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Industry groups are generally in favor of the bill, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize ("PRO") Act, which was passed by the U.S. House of Representatives and received by the Senate in March 2021 and remains with the Senate's Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. Additionally, in October 2022, the Department of Labor proposed a new rule regarding independent contractor classification, which if adopted, would evaluate an employer's relationship with workers under six categories to determine whether such worker should be classified as an independent contractor based on a totality of the circumstances and the economic realities of such relationship. It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the Supreme Court to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction remained in place until the Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. While the stay of the AB5 mandate provided temporary relief to the enforcement of AB5, the CTA and other industry groups are continuing to bring challenges against AB5 and it remains unclear whether the CTA or other industry groups will ultimately be successful in receiving future injunctions or in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards"). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2022 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards (described in further detail below).

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from today's levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a multi part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” The EPA has indicated that it plans to release proposals for the remaining steps in the Clean Trucks Plan by the end of March 2023 and is targeting 2027 for these new standards to take effect. The EPA has also previously indicated it is working on enacting additional, more stringent, greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with Oregon, Washington, New York, New Jersey, and Massachusetts already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. CARB is also in the process of considering and finalizing what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles beginning in 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The proposed ACF regulations, generally set to begin in January 2024, apply to three categories of fleet operators: (1) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (2) drayage fleets, and (3) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (i) ensuring that all new vehicles added to the fleet be zero emission, and removing older vehicles once their statutory useful life is reached, or (ii) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

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

Executive and Legislative Climate

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. Amongst other considerations, the Inflation Reduction Act contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other U.S. tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

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

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and effect our industry in the long-term. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior finalization.

Given COVID-19’s considerable effect on our nation and industry, the FMCSA previously issued and/or extended various temporary responsive measures in response to COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the hours of service waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.

In November 2021 the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the Supreme Court. This Emergency Rule was subsequently withdrawn by OSHA in January 2022. However, any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any vaccination, testing or mask mandates that apply to drivers would significantly reduce the pool of drivers available to us and our industry, which could further impact the ongoing extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

Fuel Availability and Cost

The cost of fuel trended higher in 2022 as compared to 2021, as demonstrated by an increase in the Department of Energy ("DOE") national average for diesel to approximately $4.99 per gallon for 2022, compared to $3.29 per gallon for 2021. There were no fuel hedging gains in 2022, compared to $0.4 million of gains in 2021.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. We had no fuel hedging contracts at December 31, 2022 or December 31, 2021.

Seasonality

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, (vii) industry compliance with ongoing regulatory requirements, (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of the COVID-19 outbreak; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities, or at customer, port, border crossing or other shipping-related facilities; (xii) increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; and (xiii) rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, further developments in the COVID-19 outbreak, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts, including the conflict in Ukraine, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Our initiatives include continuing to improve the durability of contracts in our Expedited and Dedicated reportable segments, growing our Warehousing reportable segment, including investments in capacity within the Warehousing reportable segment, delivering more consistent returns for our stockholders, improving profitability, and reducing costs and inefficiencies. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in and expansion of our business. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

We may not be able improve profitability in the future. Achieving profitability depends upon numerous factors, including our ability to effectively and successfully implement other strategic initiatives, increase our average revenue per tractor, improve driver retention, and control costs and inefficiencies. If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

Acquisitions have provided a substantial portion of our growth. We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness, the terms of which may be less favorable to us than anticipated. Any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:

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

The conflict between Russia and Ukraine, expansion of such conflict to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, or Ukraine, we may be affected by the broader consequences of the Russia and Ukraine conflict or expansion of such conflict to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other similar outbreaks. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, government imposed measures related to future outbreaks of COVID-19 or other similar outbreaks, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors, and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driver and independent contractor shortages than our competitors. We also employ driver hiring standards that we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. Our use of team-driven tractors in our Expedited reportable segment requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

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

Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our business with the Department of Defense is not subject to a contract, requires significant compliance work, and could be terminated at any time. Our Dedicated reportable segment is typically subject to longer term written contracts than our other reportable segments. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. For our multi-year and Dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our Dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, weather events and other natural disasters, which could increase in frequency and severity due to climate change, as well as other man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. In 2022, certain regions of the United States experienced short-term shortages of diesel fuel. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, as well as widespread or long-term shortages, rationings, or supply disruptions of diesel fuel, would materially and adversely affect our business, financial condition, and results of operations.

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

From time to time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. In times of falling diesel fuel prices, such arrangements could cause costs to not be reduced to the same extent as they would be reduced in the absence of such arrangements and such arrangements may require significant cash payments.

We depend on third-party providers, particularly in our Managed Freight reportable segment where we offer brokerage and other logistics services, and service instability from these providers could increase our operating costs and reduce our ability to offer such services, which could adversely affect our revenue, results of operations, and customer relationships.

Our Managed Freight reportable segment is dependent upon the services of third-party capacity providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages increased equipment prices, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates.

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

We depend heavily on the proper functioning, availability, and security of our management information and communication systems and other information technology assets, including financial reporting and operating systems and the data contained in such systems and assets, in operating our business. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. Furthermore, data privacy laws, which provide data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to our captive insurance subsidiary as capital investments and insurance premiums, which could be restricted as collateral for anticipated losses. Significant future increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity and could adversely affect our results of operations and capital resources.

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

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, the U.S. Department of Defense, and other agencies in states in which we operate. The sections of Environmental and Other Regulation included in “Regulation” under “Item 1. Business” discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations. Our 2022 acquisition of an arms, ammunitions, and explosives carrier requires us to meet stringent rules relating to those operations and failure to comply could result in loss of all business purchased and our related investment. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

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

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. Our tractor terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Governmental agencies continue to enact more stringent laws and regulations to reduce engine emissions. These laws and regulations are applicable to engines used in our revenue equipment. We have incurred and continue to incur costs related to the implementation of these more rigorous laws and regulations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.

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

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been and currently are subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants. In 2022 we acquired a business that hauls arms, ammunitions, and explosives that could increase our exposure if there were an accident involving this freight.

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

In 2021, we published our Corporate Social Responsibility Report. This report reflects some of our initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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

Certain other financing arrangements contain certain restrictions and non-financial covenants, in addition to those contained in our Credit Facility. If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements. In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs. If acceleration occurs, economic conditions, such as recently experienced higher interest rates, may make it difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to us, credit may not be available to us on acceptable terms. A default under our financing arrangements could result in a materially adverse effect on our liquidity, financial condition, and results of operations.

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

Our indebtedness and finance and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, finance leases, operating leases, and encumbered assets, we believe:

●	our vulnerability to adverse economic and industry conditions and competitive pressures is heightened;
●	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for our operations, capital expenditures, and future business opportunities;
●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
●	our results of operations and cash flows are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;
●	our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes may be limited;
●	it may be difficult for us to comply with the multitude of financial covenants, borrowing conditions, or other obligations contained in our debt agreements, thereby increasing the risk that we trigger certain cross-default provisions;
●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders; and
●	we may be placed at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us.

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

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our asset based operations) or obtain qualified third-party capacity at a reasonable price (with respect to our Managed Freight reportable segment). Our customers’ financial failures or loss of customer business may also affect us.

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

We are subject to risk with respect to higher prices for new tractors and trailers, including significant increase in recent quarters. We have at times experienced an increase in prices for new tractors and trailers and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Some tractor and trailer manufacturers are still experiencing shortages of certain component parts and supplies, including semi-conductor chips, forcing such manufacturers to curtail or suspend their production, which could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, the desirability of specific models of used equipment, and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. We have seen a softening of the used equipment market recently.

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

In May 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller. We account for our investment in TEL using the equity method of accounting. TEL faces several risks similar to those we face and additional risks particular to its business and operations. TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments. In 2019, TEL had a significant customer that declared bankruptcy, which resulted in a reduction in TEL’s profitability into 2020. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past and declined recently. There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale. As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

As of December 31, 2022, we had goodwill of $58.2 million and other intangible assets of $48.2 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 14% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 39% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire Board, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Third Amended and Restated Articles of Incorporation (“Articles of Incorporation”), our Sixth Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. Furthermore, pursuant to the “Acquisition of Controlling Interest” statutes set forth in Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes (the “Control Statutes”), if a person acquires a controlling interest in the Company (defined in Nevada Statutes Section 78.3785 as ownership of voting securities to exercise voting power in the election of directors in excess of 1/5, 1/3, or a majority thereof), the voting rights of such person in excess of the applicable threshold would be nullified, unless the acquirer obtains approval of the disinterested stockholders or unless the Company amends its Articles of Incorporation or Bylaws within ten days of the acquisition to provide that the Control Statutes do not apply to the Company or to types of existing or future stockholders. Our Bylaws provide that the Control Statutes do not apply to an acquisition of a controlling interest in the Company by the Parkers or their affiliates. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

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

The timing and amount of future repurchases of our Class A common stock, including repurchases under our current stock repurchase program authorizing the purchase of up to $55 million of our Class A common stock, as well as the declaration of future dividends, is at the discretion of our Board and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors our Board deems relevant. While it is expected that we will continue to pay a quarterly dividend under the dividend program initiated in January 2022, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

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

Short-term and long-term developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the outbreak, variants of the virus, the distribution and availability of vaccines, and treatments for the virus, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

We continue to diligently monitor the impact of COVID-19 on all aspects of our business, including the impact on our customers, teammates, suppliers and communities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee. Also, we own or lease administrative offices and truck terminals (which provide a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, facilities for recruiting and orientation, sales offices, and warehouses) throughout the continental United States, none of which are individually material.

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

As of February 24, 2023, we had approximately 57 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of February 24, 2023, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

Dividend Policy

In January 2022, our Board approved a quarterly cash dividend program of $0.0625 per share, which was increased to $0.08 per share in August 2022 and $0.11 per share in February 2023. Dividends under the quarterly cash dividend program are subject to quarterly approval by our Board. It is the current intention of our Board to continue to pay a quarterly dividend under the dividend program, however, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any. The payment of cash dividends is currently limited by our financing arrangements. Future payments of cash dividends will depend upon our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors our Board deems relevant.

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

EXECUTIVE OVERVIEW

We are a leading provider of high-service truckload transportation and logistics services. Our strategy is to focus on value-added, less commoditized portions of our customers’ supply chains and thereby become embedded in their business processes. We believe disciplined planning and execution of our strategy will continue to reduce the cyclicality and seasonality of our financial results through growth in higher margin, less volatile services, which in turn will enhance sustainable long-term earnings power and return on invested capital for our stockholders.

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. For 2022, we generated over $1.0 billion in freight revenue, the highest annual earnings per share in our history, and a 15.3% return on average invested capital. We also acquired AAT, repurchased 3.4 million shares, resulting in a reduction of approximately 20% of the shares outstanding compared to a year ago, and, for the first time in Company history, distributed four quarterly dividend payments, all while maintaining moderately low debt. Within our Expedited and Dedicated reportable segments, we improved total revenue and margins year over year and we are continuing to work to improve the durability of contracts in these reportable segments to lower volatility across economic and freight cycles. Managed Freight continued to exceed our expectations as a result of strong execution and effective coordination with our Expedited and Dedicated reportable segments. Warehousing was able to grow revenue through new customer startups but had diminished margins primarily due to incremental cost headwinds associated with new customer startups and investments in capacity for future growth in this reportable segment.

This has been a remarkable year for Covenant. Our results were in part the product of an exceptional freight market in the first half of the year and in part the result of an intentional, multi-year effort to evolve toward a less cyclical business model. We cannot eliminate the impact of economic and freight market cycles, but we view our 2022 results as incremental progress toward delivering solid, more consistent returns for our stockholders.

The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2022	2021
Revenues:
Expedited	$452,713	$337,063
Dedicated	362,997	324,541
Managed Freight	320,985	321,236
Warehousing	80,163	63,163
Total revenues	$1,216,858	$1,046,003

Our consolidated financial results are summarized as follows:

●

Total revenue was $1,216.9 million, compared with $1,046.0 million for 2021, and freight revenue (which excludes revenue from fuel surcharges) was $1,046.4 million, compared with $949.9 million for 2021;

●	Operating income from continuing operations was $120.7 million, compared with operating income from continuing operations of $67.2 million for 2021;
●

Net income was $108.7 million, or $7.00 per diluted share, compared with net income of $60.7 million, or $3.57 per diluted share, for 2021; Net income from continuing operations was $142.8 million, or $6.95 per diluted share, for 2022, compared to $79.2 million or $3.42 per diluted share in 2021. Net income from discontinued operations of $0.8 million, or $0.05 per diluted share, for 2022, compared to $2.5 million, or $0.15 per diluted share in 2021;

●	With available borrowing capacity of $86.1 million under our Credit Facility as of December 31, 2022, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $25.2 million of pre-tax earnings in 2022, compared to $14.8 million for 2021;
●	Since December 31, 2021, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $17.9 million to $46.4 million;
●

Leverage ratio (average total indebtedness, net of cash, divided by the sum of operating income (loss, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 0.34 at December 31, 2022, compared to 0.24 at December 31, 2021;

●	Stockholders' equity at December 31, 2022 was $377.1 million, compared to $349.7 million at December 31, 2021; and
●	Tangible book value per end-of-quarter basic share at December 31, 2022 was $19.97, compared to $17.10 at December 31, 2021.

Outlook

We remain focused on continued forward progress on our long-term strategic plan. We are also focused on aggressive improvements to our operating cost profile. With our equipment replacement plan and strong safety results, we see opportunities to improve costs in the short term through improved fuel economy, and reduced operations and maintenance and insurance costs in a freight environment that will pressure both rates and margins. There’s a lot of work for us to be ready for. We expect market headwinds from a softer market during contract renewals as well as continued inflationary pressures. However, based on company specific factors – the investments we have made in the sales team, the acquisition of AAT, share repurchases, the equipment upgrade plan and reduced insurance casualty costs resulting from our improved safety results, we expect less earnings volatility than in prior periods of economic weakness. Over the last 5 years, our customer base has been strategically shifted to less cyclical industries through our full-service logistics focus. Even with a heavy equipment investment year in 2023, we expect our cash generation, low leverage, and available liquidity to provide the full range of capital allocation opportunities to benefit our stockholders.

With continued diligence and accountability, we expect to grow our market share organically and through acquisitions, continue to improve our operations, and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation. Based on our anticipated cash flow generation profile, we will be able to continue our cash dividend program and evaluate a full range of capital allocation alternatives, including maintaining a lower leveraged balance sheet, organic growth, acquisition and disposition opportunities, and stock repurchases.

As we look toward 2023, we anticipate a very difficult freight environment for at least the first half of the year, which could compress rates and margins when compared to 2022. However, we believe our more resilient operating model, together with the steps we are taking to reduce costs and inefficiencies, will mitigate a portion of our historical volatility throughout economic and freight market cycles. Overall, we are pleased with our current position, which features a de-leveraged balance sheet, strong liquidity and a reduction of approximately 20% of the shares outstanding compared to a year ago. We will remain focused on growing our market share, continuing to improve our operations, and becoming a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2022	2021
Revenue:
Freight revenue	$1,046,396	$949,913
Fuel surcharge revenue	170,462	96,090
Total revenue	$1,216,858	$1,046,003

The increase in total revenue resulted from a $66.0 million, $16.4 million, and $14.3 million increase in Expedited, Warehousing, and Dedicated freight revenue, respectively, partially offset by a $0.3 million decrease in freight revenue from our Managed Freight reportable segment.

See results of reportable segment operations section for discussion of fluctuations.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2022	2021
Salaries, wages, and related expenses	$402,276	$350,246
% of total revenue	33.1%	33.5%
% of freight revenue	38.4%	36.9%

The increase in salaries, wages, and related expenses on a dollars basis is primarily the result of driver and non-driver, including shop technicians, pay and benefits increases since 2021.

We believe salaries, wages, and related expenses will continue to increase going forward as a result of driver pay changes put in place in tight freight and driver markets. Additionally, we expect salaries, wages, and related expenses to continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2022	2021
Fuel expense	$166,410	$103,641
% of total revenue	13.7%	9.9%
% of freight revenue	15.9%	10.9%

The changes in total fuel expense are primarily related to higher fuel prices in 2022 and poor fuel economy on abandoned leased tractors, partially offset by a 3.5% decrease in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $4.99 per gallon, or 51.7%, higher in 2022 than 2021.

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

	Year ended December 31,
(dollars in thousands)	2022	2021
Total fuel surcharge	$170,462	$96,090
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	11,156	7,683
Company fuel surcharge revenue	$159,306	$88,407
Total fuel expense	$166,410	$103,641
Less: Company fuel surcharge revenue	159,306	88,407
Net fuel expense	$7,104	$15,234
% of freight revenue	0.7%	1.6%

Net fuel expense decreased $8.1 million, or 53.4%, for the year ended December 31, 2022, compared to 2021. As a percentage of freight revenue, net fuel expense decreased 0.9% for the year ended December 31, 2022, compared to 2021. These decreases primarily resulted from increased fuel surcharge revenue and fewer total miles, partially offset by higher fuel costs. Additionally, none and $0.4 million of gains were reclassified from accumulated other comprehensive income to our results of operations for the years ended December 31, 2022, and 2021, respectively, as changes to fuel expense related to the fuel hedge contracts that expired. As of December 31, 2022, we have no remaining fuel hedge contracts.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2022	2021
Operations and maintenance	$79,051	$59,269
% of total revenue	6.5%	5.7%
% of freight revenue	7.6%	6.2%

The increase in operations and maintenance expense on a dollars basis was primarily related to the increased maintenance costs as a result of an increase in the average age of equipment, unusually high maintenance costs on abandoned leased tractors, inflationary increases in the costs of parts and labor, as well as increased overage, shortage, and damage expense, as compared to 2021. These increases are partially offset by having a smaller fleet in 2022.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain, however, such increases may be offset by reductions in the age of our fleet due to our replacement plan for 2023, as well as the removal of the abandoned leased tractors that were requiring unusually high maintenance costs. For 2023, due to the relatively new age of our tractor fleet and remaining unexpired warranty coverage for most of our tractors, we do not expect the percentage of our equipment being operated outside of warranty coverage to increase in any material respect even if delays occur; however, operations and maintenance costs may increase regardless due to wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2022	2021
Revenue equipment rentals and purchased transportation	$325,624	$331,685
% of total revenue	26.8%	31.7%
% of freight revenue	31.1%	34.9%

The decrease in revenue equipment rentals and purchased transportation was primarily the result of a reduction in purchased transportation costs in our Managed Freight reportable segment as a result of the softening freight market, partially offset by a reduction in the percentage of the total miles run by independent contractors from 8.2% for 2021 to 6.6% for 2022 and the recognition of $7.5 million of expense related to the early lease abandonment and disposal charges for tractors pulled from operations during the fourth quarter of 2022, which have been the source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs, and elevated down time.

We expect revenue equipment rentals to decrease going forward as we largely transitioned from tractors held under operating leases to owned equipment during 2022. However, we expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2022	2021
Operating taxes and licenses	$11,931	$10,899
% of total revenue	1.0%	1.0%
% of freight revenue	1.1%	1.1%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2022	2021
Insurance and claims	$50,547	$38,788
% of total revenue	4.2%	3.7%
% of freight revenue	4.8%	4.1%

Insurance and claims per mile cost increased to 19.2 cents per mile for 2022 from 14.2 cents per mile in 2021. The increase is primarily the result of unfavorable development of a small number of prior period claims, as well as claims experienced during 2022, partially offset by lower accident rates.

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

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2022	2021
Communications and utilities	$5,385	$4,558
% of total revenue	0.4%	0.4%
% of freight revenue	0.5%	0.5%

For the period presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2022	2021
General supplies and expenses	$37,762	$29,673
% of total revenue	3.1%	2.8%
% of freight revenue	3.6%	3.1%

The increase in general supplies and expenses was primarily the result of new leased spaces for our Warehousing reportable segment, increased travel expenses, and the increase in the contingent consideration liability since the 2021 period related to the acquisition of AAT.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2022	2021
Depreciation and amortization	$57,512	$53,881
% of total revenue	4.7%	5.2%
% of freight revenue	5.5%	5.7%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation, increased $3.4 million in 2022 to $53.2 million compared to 2021, primarily as a result of increased costs on new equipment partially offset by reduced tractor count. Amortization of intangible assets increased $0.3 million in 2022, compared to 2021, to $4.3 million. This increase is due to the amortization of the intangible asset related to the AAT acquisition partially offset by the completion of the amortization of the Landair trade name to the $0.5 million residual value during the third quarter of 2021.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases, we implement our 2023 revenue equipment replacement plan, and we transition from revenue equipment held under operating leases to a greater proportion of owned revenue equipment. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

(Gain) loss on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2022	2021
Gain on disposition of property and equipment, net	$(40,322)	$(3,799)
% of total revenue	(3.3%)	(0.4%)
% of freight revenue	(3.9%)	(0.4%)

The increase in gain on disposition of property and equipment, net are primarily the result of the $38.5 million gain on sale of a California terminal in the third quarter of 2022.

For 2023 we expected reduced gains on disposition of property and equipment as compared to 2022 as a result of having no large real property sales planned, however, we expect this decrease to be partially offset by an increase in used tractor sales as we return to a more normalized equipment replacement cycle.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2022	2021
Interest expense, net	$3,083	$2,791
% of total revenue	0.3%	0.3%
% of freight revenue	0.3%	0.3%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, the implementation of our revenue equipment replacement plan between now and the end of 2023, increasing interest rates, and our ability to continue to generate profitable results and maintain lower leverage than we have historically.

Income from equity method investment

	Year ended December 31,
(in thousands)	2022	2021
Income from equity method investment	$25,193	$14,782

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2022, our earnings resulting from our investment in TEL increased to $25.2 million. The increase in 2022 as compared to 2021 is the result of a combination of a rapidly growing business and gains on sale of used equipment that resulted from a constricted used equipment capacity in the transportation market that increased income from both equipment sales and leasing. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from quarter to quarter and therefore our income from investment to similarly fluctuate. We expect TEL's results for 2023 to remain similar to those of 2022.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2022	2021
Income tax expense	$34,860	$20,962
% of total revenue	2.9%	2.0%
% of freight revenue	3.3%	2.2%

The increase in tax expense primarily relates to the increase in operating income and earnings on investment in TEL as described above.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences, such as executive compensation disallowance in 2021. The nondeductible effect of the per diem payments was temporarily suspended for 2021 and 2022 in accordance with IRS guidance issued during the quarter ended December 31, 2021. The rate impact of these items will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing each as described under "Reportable Segments and Service Offerings" in Part I, Item 1 of this Annual Report on Form 10-K.

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2022	2021
Revenues:
Expedited	$452,713	$337,063
Dedicated	362,997	324,541
Managed Freight	320,985	321,236
Warehousing	80,163	63,163
Total revenues	$1,216,858	$1,046,003

Operating Income (Loss):
Expedited	$60,552	$33,064
Dedicated	21,087	(1,357)
Managed Freight	36,858	32,461
Warehousing	2,185	2,994
Total operating income	$120,682	$67,162

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

Our Expedited total revenue increased $115.7 million, as freight revenue increased $66.0 million and fuel surcharge revenue increased $49.6 million. The increase in Expedited freight revenue relates to an increase in average freight revenue per tractor per week of 17.0% compared to 2021 as well as a 42 (or 5.0%) average tractor increase. The increase in average freight revenue per tractor per week is the result of a 17.8%, or 35.1 cents per mile, increase in average rate per total mile partially offset by an approximately 0.7% decrease in average miles per tractor when compared to 2021. Seated team driven tractors increased approximately 9.1% to an average of 776 teams in 2022 from 711 teams in 2021.

Our Dedicated total revenue increased $38.5 million, as freight revenue increased $14.3 million and fuel surcharge revenue increased $24.1 million. The increase in Dedicated freight revenue relates to an increase in average freight revenue per tractor per week of 16.3%, partially offset by a 149 (or 9.6%) average tractor decrease, compared to 2021. The increase in average freight revenue per tractor per week is the result of a 20.1%, or 44.1 cents per mile increase in average rate per total mile, partially offset by 3.1% fewer miles per tractor.

Managed Freight total revenue decreased $0.3 million in 2022, compared to 2021 as a result of reduced volumes of overflow freight from both Expedited and Dedicated truckload operations. With the softening freight market, we anticipate the revenue attributable to overflow freight to continue to decline.

The $17.0 million increase in Warehousing revenue as a result of period-over-period new customer business as well as rate increases with existing customers.

Total operating income was $120.7 million in 2022, compared to operating income of $67.2 million in 2021. In addition to the changes in revenue described above, the change was impacted by an $88.2 million, $17.8 million, and $16.0 million increase in Expedited, Warehousing, and Dedicated operating expenses, respectively, partially offset by a $4.6 million decrease in Managed Freight operating expenses.

The increase in Expedited and Dedicated operating expenses was primarily due to driver and non-driver pay increases since 2021, and increased maintenance costs as a result of an increase in the average age of equipment and increases in the costs of parts and labor. Additionally, we've experienced increased overage, shortage, and damage expenses and insurance related expense when compared to 2021. The increased insurance expense is the result of unfavorable developments on a small number of prior period claims, as well as claims experience during 2022, partially offset by lower accident rates. The early lease abandonment and disposal charges for tractors pulled from operations during the fourth quarter of 2022, have also been the source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs, and elevated down time and also unfavorably impacted Expedited and Dedicated operating expenses as compared to 2021. These increases were partially offset by the $38.5 million gain on sale of a California terminal in the third quarter of 2022.

The decrease in Managed Freight operating expenses is the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. The increase in Warehousing operating expenses is a result of non-recurring temporary incremental costs associated with new startup business and the costs of securing additional unoccupied leased space in key locations, consistent with our longer-term growth strategy. We expect the startup and lease costs to normalize in 2023, improving margins. In our asset-light reportable segments, we are prioritizing growth, focusing on talent acquisition and technology enhancements.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $66.5 million and $45.8 million at December 31, 2022 and 2021, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.1 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2022 and December 31, 2021 we had $179.6 million and $74.3 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note, respectively;

●	$88.9 million and $4.5 million in revenue equipment installment notes, respectively;

●	$20.3 million and $21.5 million in real estate notes, respectively;

●	$5.8 million and $10.8 million of the principal portion of financing lease obligations, respectively, and;

●	$64.6 million and $37.4 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to replacing our older revenue equipment with new equipment as part of our trade cycle. The increase in operating lease obligations was primarily due to additional facilities for new Warehousing customers as well as new operating leases for revenue equipment as part of our trade cycle, partially offset by amortization of the operating lease liability. While we entered into a small number of operating leases for revenue equipment during 2022, as of December 31, 2022, 510 tractors and 121 trailers were financed under operating leases or short term rentals, compared to 665 tractors and 103 trailers that were financed under operating leases or short term rentals as of December 31, 2021.

As of December 31, 2022, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank ("Triumph") which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. See Note 1, "Summary of Significant Accounting Policies," of the accompanying consolidated financial statements for more information regarding our indemnification obligation to Triumph. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 8, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2022 totaled $47.5 million of expenditures as compared to $8.9 million of proceeds for the prior year. For 2023, we are planning for a sizable increase in net capital expenditures as we return to a more normalized equipment replacement cycle. This replacement effort will occur against a backdrop of substantial price increases for new equipment. The timing, cost, and projected fleet net capital expenditures will depend on how these factors play out. Our baseline expectation for 2023 fleet net capital expenditures is a range of $75 million to $85 million, assuming scheduled deliveries and strong but moderating sale prices for used equipment. These assumptions are subject to risk. For example, global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing on new and used equipment. Net gains on disposal of equipment and real estate for 2022 were $40.3 million compared to $3.8 million in 2021 primarily due to the $38.5 million gain on a California terminal during 2022.

We had commitments outstanding at December 31, 2022, to acquire revenue equipment totaling approximately $156.6 million in 2023 versus commitments at December 31, 2022 of approximately $73.8 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

We distributed a total of $4.3 million to stockholders during 2022 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, however we continue to evaluate and act, as necessary, to maintain sufficient liquidity to ensure our ability to operate during these unprecedented times. We will continue to evaluate the nature and extent of the potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities increased to $159.2 million in 2022, compared with $73.2 million in 2021, primarily due to a $108.7 million of net income, including the $38.5 million gain on sale of a California terminal, and a decrease in receivables and driver advances as a result of a decrease in our average receivable days outstanding. These increases were partially offset by decreases to non-cash expenses compared to the prior year.

Net cash flows used by investing activities were $86.2 million in 2022, compared with $10.3 million provided in 2021. The change in net cash flows related to investing activities was primarily the result of the February 2022 acquisition of AAT partially offset by the sale of a California terminal during the third quarter of 2022. The change is also due to the timing of our trade cycle whereby we took delivery of approximately 458 new company tractors and disposed of approximately 223 used tractors in 2022, compared to delivery of 247 new company tractors and disposal of 362 used company tractors in 2021.

Net cash flows used in financing activities were approximately $12.8 million in 2022, compared to $83.6 million in 2021. The decrease in net cash flows used in financing activities was primarily the result of net proceeds relating to notes payable, the Draw Note, and our Credit Facility of $77.7 million in 2022, compared to net repayments of $70.7 million in 2021, partially offset by the repurchase of $84.7 million of shares of our Class A common stock during 2022, compared to $10.3 million during 2021, as well as the payment of approximately $4.3 million in dividends during 2022.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. We repurchased an additional 0.3 million shares of our Class A common stock through February 24, 2023, for a total of 3.7 million shares repurchased since February 2022.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS settlement, and the extent of future income tax obligations and refunds.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2022 and 2021:

(dollars in thousands)	For the twelve months ended December 31, 2022
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,216,858	$452,713	$362,997	$320,985	$80,163
Total operating expenses	1,096,176	392,161	341,910	284,127	77,978
Operating income (loss)	$120,682	$60,552	$21,087	$36,858	$2,185
Operating ratio	90.1%	86.6%	94.2%	88.5%	97.3%

(dollars in thousands)	For the twelve months ended December 31, 2022
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,216,858	$452,713	$362,997	$320,985	$80,163
Fuel surcharge revenue	(170,462)	(97,353)	(71,798)	-	(1,311)
Freight revenue (total revenue, excluding fuel surcharge)	1,046,396	355,360	291,199	320,985	78,852

Total operating expenses	1,096,176	392,161	341,910	284,127	77,978
Adjusted for:
Fuel surcharge revenue	(170,462)	(97,353)	(71,798)	-	(1,311)
Amortization of intangibles (1)	(4,306)	(1,956)	(1,173)	(141)	(1,036)
Gain on sale of terminals, net	38,542	21,223	17,319	-	-
Contingent consideration liability adjustment	(813)	(813)	-	-	-
Abandonment of revenue equipment	(9,985)	(3,829)	(6,156)	-	-
Adjusted operating expenses	949,152	309,433	280,102	283,986	75,631
Adjusted operating income	$97,244	$45,927	$11,097	$36,999	$3,221
Adjusted operating ratio	90.7%	87.1%	96.2%	88.5%	95.9%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	For the twelve months ended December 31, 2021
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,046,003	$337,063	$324,541	$321,236	$63,163
Total operating expenses	978,841	303,999	325,898	288,775	60,169
Operating income (loss)	$67,162	$33,064	$(1,357)	$32,461	$2,994
Operating ratio	93.6%	90.2%	100.4%	89.9%	95.3%

(dollars in thousands)	For the twelve months ended December 31, 2021
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,046,003	$337,063	$324,541	$321,236	$63,163
Fuel surcharge revenue	(96,090)	(47,713)	(47,678)	-	(699)
Freight revenue (total revenue, excluding fuel surcharge)	949,913	289,350	276,863	321,236	62,464

Total operating expenses	978,841	303,999	325,898	288,775	60,169
Adjusted for:
Fuel surcharge revenue	(96,090)	(47,713)	(47,678)	-	(699)
Amortization of intangibles (1)	(4,043)	-	(2,097)	(525)	(1,421)
Adjusted operating expenses	878,708	256,286	276,123	288,250	58,049
Adjusted operating income	$71,205	$33,064	$740	$32,986	$4,415
Adjusted operating ratio	92.5%	88.6%	99.7%	89.7%	92.9%

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values that range from 10% to 35% of cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 29% of their cost, respectively. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different reportable segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

A portion of our tractors are protected by binding trade-back agreements with the manufacturers. The remainder of our tractors and substantially all of our owned trailers are subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

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

We completed our annual goodwill impairment test, using the qualitative test, as of October 1, 2022, for each of our reporting units. As a result of the most recent goodwill impairment analysis performed (October 1, 2022), no impairment was indicated.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2019, 2021, and 2022 but decreasing in 2020. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2021 and 2022. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last two fiscal years, located within the United States.

SEASONALITY

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment, has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. Weather and other seasonal events could adversely affect our operating results.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ULSD. Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. As of December 31, 2022, we have no remaining fuel hedge contracts in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would increase our net income by $0.3 million. This sensitivity analysis considers that we expect to purchase approximately 17.8 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 102.4% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2022).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps all of which fully matured during 2022, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2022 and 2021, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive loss into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income into our results of operations during the next twelve months due to interest rate changes, are approximately $0.3 million. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $179.6 million of debt including operating and finance leases, we had $20.3 million of variable rate debt outstanding at December 31, 2022, which consisted of a real-estate note which is hedged with the interest rate swap agreement noted above at 4.2%. Our earnings would be affected by changes in these short-term interest rates, if we were to borrow under our Credit Facility or otherwise incur variable-rate obligations. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2022 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would have an immaterial impact to our consolidated results of operations. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2022 and 2021, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2022, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2022, and for each of the years in the two year period ended December 31, 2022, are set forth at pages 52 through 53 elsewhere in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

We acquired AAT on February 9, 2022, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, AAT’s internal control over financial reporting associated with total assets and total revenues representing approximately 7.2% and 2.7%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2022.

The Company's internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company's 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2022, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,575,667	(1)	$18.04	872,509
Equity compensation plans not approved by security holders	-		-	-
Total	1,575,667		$18.04	872,509

(1)

Represents unvested restricted shares and unvested stock options granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted stock awards was $19.12, which is not reflected in column (b), because restricted stock awards do not have an exercise price. The amount in column (b) represents the weighted average exercise price of the outstanding unvested stock options.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The remaining information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements (PCAOB ID Number 248)	52
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	53
		Consolidated Balance Sheets	54
		Consolidated Statements of Operations	55
		Consolidated Statements of Comprehensive Income	56
		Consolidated Statements of Stockholders' Equity	57
		Consolidated Statements of Cash Flows	58
		Notes to Consolidated Financial Statements	59

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23		Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 5, 2021)
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.28	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2021)
10.29	*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K, filed March 5, 2021)
10.30	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.31		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.32		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
10.33		Nineteenth Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2022, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 5, 2022)
10.34	*	Covenant Logistics Group Supplemental Savings Plan, effective July 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2022)
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Chief Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: February 28, 2023	By:	/s/ James S. Grant
James S. Grant
Executive Vice President and Chief Financial Officer in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 28, 2023
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ James S. Grant	February 28, 2023
James S. Grant
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Bradley A. Moline	February 28, 2023
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	February 28, 2023
Rachel Parker-Hatchett
Director

/s/ Robert E. Bosworth	February 28, 2023
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	February 28, 2023
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 28, 2023
W. Miller Welborn
Director

/s/ D. Michael Kramer	February 28, 2023
D. Michael Kramer
Director

/s/ Benjamin Carson Sr.	February 28, 2023
Benjamin Carson Sr.
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

●	We reconciled claims data to the actuarial software used to determine loss development factors and used in management’s estimation methodology.
●	We utilized a specialist in evaluating management’s calculated loss development factors to test that the factors provide a reasonable basis for determining estimated loss reserves.
●	We performed a retrospective review of prior year and current year reserves to validate those changes in estimated losses were appropriate and supported by current year claim development.

/s/ Grant Thornton LLP

We have served as the Company's auditor since 2020.

Charlotte, North Carolina

February 28, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of AAT Carriers, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 7.2% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management's Report, AAT Carriers, Inc. was acquired during 2022. Management's assertion on the effectiveness of the Company's internal control over financial reporting of AAT Carriers, Inc.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina
February 28, 2023

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 and 2021
(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$68,665	$8,412
Accounts receivable, net of allowance of $2,934 in 2022 and $4,112 in 2021	119,770	142,362
Drivers' advances and other receivables, net of allowance of $585 in 2022 and $542 in 2021	3,798	8,792
Inventory and supplies	3,516	3,323
Prepaid expenses	15,746	12,536
Assets held for sale	5,956	2,925
Income taxes receivable	4,838	10,177
Other short-term assets	367	-
Total current assets	222,656	188,527

Property and equipment, at cost	619,686	518,406
Less: accumulated depreciation and amortization	(211,951)	(171,923)
Net property and equipment	407,735	346,483

Goodwill	58,217	42,518
Other intangibles, net	48,169	20,475
Other assets	58,843	52,384
Noncurrent assets from discontinued operations	1,025	1,275

Total assets	$796,645	$651,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	33,896	29,907
Accrued expenses	50,984	38,001
Accrued purchased transportation	7,779	24,689
Current maturities of long-term debt	18,897	5,722
Current portion of finance lease obligations	5,326	6,848
Current portion of operating lease obligations	18,179	15,811
Current portion of insurance and claims accrual	21,060	21,210
Other short-term liabilities	-	557
Total current liabilities	156,121	142,745

Long-term debt	90,367	20,347
Long-term portion of finance lease obligations	432	3,969
Long-term portion of operating lease obligations	46,428	21,554
Insurance and claims accrual	15,859	21,438
Deferred income taxes	98,716	84,661
Other long-term liabilities	7,494	2,149
Other long-term liabilities of discontinued operations	4,100	5,100
Total liabilities	419,517	301,963
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 11,207,570 outstanding as of December 31, 2022; and 40,000,000 authorized; 16,125,786 shares issued and 14,414,159 shares outstanding as of December 31, 2021	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	152,886	149,406
Treasury stock at cost; 4,918,216 and 1,711,627 shares as of December 31, 2022 and December 31, 2021, respectively	(106,500)	(23,662)
Accumulated other comprehensive loss	1,086	(1,306)
Retained earnings	329,471	225,076
Total stockholders' equity	377,128	349,699
Total liabilities and stockholders' equity	$796,645	$651,662

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022 and 2021

(In thousands, except per share data)

	2022	2021
Revenues
Freight revenue	$1,046,396	$949,913
Fuel surcharge revenue	170,462	96,090
Total revenue	$1,216,858	$1,046,003

Operating expenses:
Salaries, wages, and related expenses	402,276	350,246
Fuel expense	166,410	103,641
Operations and maintenance	79,051	59,269
Revenue equipment rentals and purchased transportation	325,624	331,685
Operating taxes and licenses	11,931	10,899
Insurance and claims	50,547	38,788
Communications and utilities	5,385	4,558
General supplies and expenses	37,762	29,673
Depreciation and amortization	57,512	53,881
Gain on disposition of property and equipment, net	(40,322)	(3,799)
Total operating expenses	1,096,176	978,841
Operating income	120,682	67,162
Interest expense, net	3,083	2,791
Income from equity method investment	(25,193)	(14,782)
Income from continuing operations	142,792	79,153
Income tax expense	34,860	20,962
Income from continuing operations	107,932	58,191
Income from discontinued operations, net of tax	750	2,540
Net income	$108,682	$60,731

Basic income per share:
Income from continuing operations	$7.19	$3.46
Income from discontinued operations	$0.05	$0.15
Net income	$7.24	$3.61
Diluted income per share:
Income from continuing operations	$6.95	$3.42
Income from discontinued operations	$0.05	$0.15
Net income	$7.00	$3.57
Basic weighted average shares outstanding	15,006	16,803
Diluted weighted average shares outstanding	15,524	17,020

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(In thousands)

	2022	2021

Net income	$108,682	$60,731

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($776) and ($263) in 2022 and 2021, respectively	2,254	817

Reclassification of cash flow hedge losses into statement of operations, net of tax of ($47), and ($78) in 2022 and 2021, respectively	138	191

Unrealized holding gain on investments classified as available-for-sale	-	(63)
Total other comprehensive income	2,392	945

Comprehensive income	$111,074	$61,676

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	60,731	60,731
Share repurchase	(1)	-	-	(8,367)	-	(1,980)	(10,348)
Other comprehensive income	-	-	-	-	945	-	945
Stock-based employee compensation expense	-	-	9,059	-	-	-	9,059
Issuance of restricted shares, net	(11)	-	(3,091)	1,772	-	-	(1,330)
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	108,682	108,682
Cash dividend	-	-	-	-	-	(4,287)	(4,287)
Share repurchase	-	-	-	(84,723)	-	-	(84,723)
Other comprehensive income	-	-	-	-	2,392	-	2,392
Stock-based employee compensation expense	-	-	6,587	-	-	-	6,587
Exercise of stock options	-	-	50	334	-	-	384
Issuance of restricted shares, net	-	-	(3,157)	1,551	-	-	(1,606)
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(In thousands)

	2022	2021
Cash flows from operating activities:
Net income	$108,682	$60,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	367	1,338
(Reversal) deferral of gain on sales to equity method investee, net	(39)	52
Depreciation and amortization	57,512	53,881
Deferred income tax benefit	13,968	18,413
Income tax expense arising from restricted share vesting and stock options exercised	(526)	(334)
Stock-based compensation expense	6,587	9,059
Equity in income of affiliate	(25,193)	(14,782)
Return on investment in affiliated company	14,700	4,900
Gain on disposition of property and equipment	(40,322)	(3,799)
Return on investment in available-for-sale securities	-	(63)
Changes in operating assets and liabilities:
Receivables and advances	39,465	(36,544)
Prepaid expenses and other assets	(3,832)	(710)
Inventory and supplies	(193)	(204)
Insurance and claims accrual	(5,729)	(31,653)
Accounts payable and accrued expenses	(6,217)	12,933
Net cash flows provided by operating activities	159,230	73,218

Cash flows from investing activities:
Acquisition of AAT Carriers, Inc., net of cash acquired	(38,501)	-
Other investments	(241)	(13)
Redemption of available-for-sale securities	-	1,508
Acquisition of property and equipment	(100,468)	(35,285)
Proceeds from disposition of property and equipment	53,002	44,134
Net cash flows (used) provided by investing activities	(86,208)	10,344

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(216)	(1,215)
Cash dividend	(4,287)	-
Proceeds from issuance of notes payable	95,151	-
Proceeds from exercise of stock options	384	-
Repayments of notes payable	(11,956)	(14,397)
Repayments of finance lease obligations	(5,516)	(5,626)
Proceeds under revolving credit facility	60,226	644,874
Repayments under revolving credit facility	(60,226)	(695,513)
Payment of minimum tax withholdings on stock compensation	(1,606)	(1,332)
Common stock repurchased	(84,723)	(10,348)
Net cash flows used in financing activities	(12,769)	(83,557)

Net change in cash and cash equivalents	60,253	5

Cash and cash equivalents at beginning of year	8,412	8,407
Cash and cash equivalents at end of year	$68,665	$8,412

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$3,306	$2,762
Income taxes	$16,653	$10,236
Non-cash transactions during the year for:
Equipment acquired under finance leases	$458	$-
Contingent consideration associated with acquisition	$16,210	$-
Other contingent liabilities	$(1,000)	$(3,412)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Star Transportation, LLC, a Tennessee limited liability company, each d/b/a Covenant Transport Services and Covenant Logistics; Southern Refrigerated Transport, LLC, an Arkansas limited liability company; Covenant Transport Solutions, LLC, a Nevada limited liability company; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Heritage Insurance, Inc., a Tennessee corporation; Landair Holdings, Inc., a Tennessee corporation (collectively "Landair"); Landair Transport, Inc., a Tennessee corporation; Landair Logistics, Inc., a Tennessee corporation; Landair Leasing, Inc., a Tennessee corporation; AAT Carriers, Inc., a Tennessee corporation ("AAT"), and Transport Management Services, LLC, a Tennessee limited liability company.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Logistics Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

We have four reportable segments, which include:

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

The following table summarizes our revenue by our four reportable segments, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Revenues:
Expedited	$452,713	$337,063
Dedicated	362,997	324,541
Managed Freight	320,985	321,236
Warehousing	80,163	63,163
Total revenues	$1,216,858	$1,046,003

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2022 and 2021.

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

The amended purchase agreement specifically identified approximately $62.0 million of accounts within the Portfolio, which related to advances on services that had not yet been performed, that were placed in a loss sharing pool to be repaid with proceeds other than those generated from ordinary working capital factoring. To the extent losses on covered accounts are incurred, we will indemnify Triumph on a dollar for dollar basis for up to the first $30.0 million of losses, and on a 50% basis for up to the next $30.0 million of losses, for total indemnification exposure of up to $45.0 million. The amended purchase agreement resulted in a gain on the sale of the Portfolio of $3.7 million, net of related expenses. During the fourth quarter of 2020, the Company recorded $44.2 million of contingent liabilities, reflected as other long-term liabilities from discontinued operations in our consolidated balance sheet, because as of December 31, 2020 it was probable and estimable that such amount would be due to Triumph under the amended purchase agreement. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, all of which was reserved during the fourth quarter of 2020. Additionally, Triumph was able to collect some funds related to our fourth quarter 2020 accrual that allowed us the opportunity to reverse $3.4 million of our accrual during the first quarter of 2021. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of December 31, 2022, there were no outstanding borrowings under the Draw Note and a remaining contingent liability of $4.1 million. The payment of amounts with respect to the indemnification obligations could create volatility in our reported future financial results and could have an adverse effect on our cash flows, available liquidity, and total indebtedness.

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

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for doubtful accounts. We recognized in-process revenue of $1.4 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. We had accounts receivable, net of allowance for doubtful accounts, of $119.8 million and $142.4 million at December 31, 2022 and 2021, respectively.

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

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2022 and 2021, our top ten customers generated 43% and 53% of total revenue, respectively. No customers in 2022 or 2021 accounted for more than 10% of our consolidated revenue. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 40 days and 44 days in 2022 and 2021, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for doubtful accounts for 2022 and 2021:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2022	$4,112	$367	$(1,544)	$2,934

2021	$2,992	$1,338	$(218)	$4,112

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 10% to 35% of their cost. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 29% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. Amortization of assets under finance and operating leases are included in depreciation and amortization expense and revenue and equipment rentals and purchased transportation, respectively.

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. There were no impairment events during the twelve months ended December 31, 2022 or 2021.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2022, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024
●	workers' compensation - $1.3 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency or severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability could be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. We had no receivables from insurers for claims and expenses we paid on behalf of insurers at December 31, 2022 and 2021. When such receivables exist, they are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.7 million and $0.9 million as other short-term assets and a corresponding accrual in the short-term portion of insurance and claims accruals and $0.0 million and $7.3 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2022 and 2021, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Our prior auto liability policies have sometimes included a release premium refund or commutation option that we have sometimes exercised. The most recent policy we commuted ran from October 1, 2014 through March 31, 2018, and resulted in a premium release of $7.3 million. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of other policy periods, and accordingly, no related amounts were recorded at December 31, 2022. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.3 million in 2022 and less than $0.1 million in 2021.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, certain investments intended to serve the purposes of capital preservation and to fund insurance losses are designated as available-for-sale and are valued based on quoted prices in active markets. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share and immediately convert to Class A shares if beneficially owned by anyone other than our Chief Executive Officer or certain members of his immediate family, while Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by our Board.

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 358,000 shares and 217,000 shares issuable upon conversion of unvested restricted shares for the years ended  December 31, 2022 and 2021, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as the effect of any assumed exercise of the related awards would not have been anti-dilutive for the years ended December 31, 2022 and 2021. There were approximately 161,000 shares and no shares issuable upon conversion of unvested employee stock options for the years ended  December 31, 2022 and 2021, respectively. There were 104 and 124,000 unvested options excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the two years ended December 31:

(in thousands except per share data)
	2022	2021
Numerators:
Income from continuing operations	$107,932	$58,191
Income from discontinued operations, net of tax	750	2,540
Net income	$108,682	$60,731
Denominator:

Denominator for basic income per share – weighted-average shares	15,006	16,803
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	358	217
Equivalent shares issuable upon conversion of unvested employee stock options	160	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	15,524	17,020

Basic income per share:
Income from continuing operations	$7.19	$3.46
Income from discontinued operations	$0.05	$0.15
Net income	$7.24	$3.61
Diluted income per share:
Income from continuing operations	$6.95	$3.42
Income from discontinued operations	$0.05	$0.15
Net income	$7.00	$3.57

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based and market-based awards vest contingent upon meeting certain performance or market criteria, respectively, established by the Compensation Committee of the Board. All awards require future service. For performance-based awards, determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance-based awards and requires judgment, including forecasting future financial results. The estimates are revised periodically based on the probability and timing of achieving the required performance and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Reclassifications

An adjustment has been made to the consolidated statements of cash flows for the year ended December 31, 2021, to identify the non cash expense for the reduction of the contingent liability of $3.4 million. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash  Flows or our previously reported consolidated results of operations.

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update became effective for us for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. The adoption of this standard will have an immaterial impact on our consolidated financial statements.

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

The following table summarizes the results of our discontinued operations for the twelve months ended December 31, 2022 and 2021:

(in thousands)	Twelve months ended December 31,
	2022	2021
Operating expenses	$-	$25
(Reversal of) loss contingency	(1,000)	(3,412)
Operating income	1,000	3,387
Income before income taxes	1,000	3,387
Income tax expense	250	847
Net income from discontinued operations, net of tax	$750	$2,540

Operating income for the year ended December 31, 2022 and 2021, relates to the gain on the reversal of our contingent loss liability in the amount of $1.0 million and $3.4 million, respectively. Reversal of contingent loss liability relates to the reduced exposure of future indemnification by the Company to Triumph as a result of the collection of covered receivables identified in the amended purchase agreement, as described in Note 1.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Noncurrent deferred tax asset	1,025	1,275
Noncurrent assets from discontinued operations	1,025	1,275
Total assets from discontinued operations	$1,025	$1,275

Current liabilities:
Accounts payable	$-	$-
Current liabilities of discontinued operations	-	-
Contingent liabilities	4,100	5,100
Total liabilities from discontinued operations	$4,100	$5,100

There were no net cash flows related to discontinued operations for the years ended December 31, 2022 or 2021.

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

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value of the contingent consideration arrangement is based on inputs that are not observable in the market and is estimated using a probability-weighted method. The significant unobservable inputs used in the fair value of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics, and estimated discount rates. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	December 31, 2022	December 31, 2021	Input Level
Interest rate swaps	1,466	(1,808)	2
Contingent consideration	(17,023)	-	3

There were no available-for-sale securities recorded as of  December 31, 2022 or December 31, 2021. Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  December 31, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility. There were no fuel hedge derivatives outstanding as of December 31, 2022.

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years. The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the year ended  December 31, 2022, the fair value of the contingent consideration increased to $17.0 million from $0.0 million at December 31, 2021. Of the $17.0 million increase, $16.2 million relates to the initial valuation of the contingent consideration arrangement and the remaining increase of $0.8 million is the result of the subsequent adjustment to fair market value. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2022:

(in thousands)
	December 31, 2021	Additions	Adjustments to fair market value	December 31, 2022
Contingent consideration	$-	$(16,210)	$(813)	$(17,023)

4.	STOCK-BASED COMPENSATION

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the Board. On July 1, 2020, the stockholders, upon recommendation of the Board, approved the Second Amendment (the “Second Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Second Amendment (i) increased the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 1,900,000 shares, (ii) added a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (iii) added a double-trigger vesting requirement upon a change in control, (iv) eliminated the Compensation Committee’s discretion to accelerate vesting, except in cases involving death or disability, (v) increased the maximum award granted or payable to any one participant under the Incentive Plan for a calendar year from 200,000 shares of Class A common stock or $2,000,000, in the event the award is paid in cash, to 500,000 shares of Class A common stock or $4,000,000, in the event the award is paid cash, (vi) re-set the date through which awards may be made under the Incentive Plan to June 1, 2030, and (vii) made other miscellaneous, administrative and conforming changes.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2022, 872,509 of the 4,200,000 shares noted above were available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 500,000 shares of our Class A common stock or $4,000,000. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $6.0 million and $7.5 million, in 2022 and 2021, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.6 million and $0.4 million in 2022 and 2021, respectively. All the stock compensation expense recorded in 2022 and 2021 relates to restricted shares granted, other than $2.2 million and $2.4 million in 2022 and 2021, respectively, which relates to stock options. Associated with stock compensation expense was $0.4 million and $0.3 million of income tax benefit in 2022 and expense in 2021, respectively, related to the exercise of restricted share vesting. We received $0.4 million and $0.0 million related to the exercise of stock options during 2022 and 2021. Associated with the exercise of stock options during 2022 and 2021 was $0.1 million and $0.0 million of income tax benefit, respectively. Forfeitures are recognized as they're incurred.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 55,306 and 60,752 Class A common stock shares, which were withheld at weighted average per share prices of $29.03 and $21.87, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2022 and 2021, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.6 million and $0.5 million in 2022 and 2021, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2022 and 2021:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2020	645	$16.25

Granted	252	$21.34
Vested	(218)	$16.57
Forfeited	(117)	$15.31
Unvested at December 31, 2021	562	$18.12

Granted	155	$22.08
Vested	(223)	$18.79
Forfeited	(5)	$13.94
Unvested at December 31, 2022	489	$19.12

The unvested shares at  December 31, 2022 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest. Unrecognized compensation expense for outstanding shares was $4.2 million as of  December 31, 2022, which is probable to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted share awards that vested in 2022 and 2021 was approximately $3.4 million and $4.9 million, respectively. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal year ended December 31, 2022 and 2021:

	Number of options (in thousands)	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2020	721	$15.77	$7.26	9.8 years	$(692)

Options granted	450	$21.24	$9.85
Options exercised	-	$-
Options forfeited	(60)	$15.77	$7.26
Outstanding at December 31, 2021	1,111	$17.99	$8.31	9.0 years	$9,382

Options granted	-	$-
Options exercised	(24)	$15.77	$4.90
Options forfeited	-	$-
Outstanding at December 31, 2022	1,087	$18.04	$8.39	8.0 years	$17,968

Exercisable at December 31, 2022	141	$15.77	$4.90	7.9 years	$2,649

Unrecognized compensation cost for outstanding options was $4.5 million at  December 31, 2022.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2022 and 2021 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2022	2021
Revenue equipment	3 - 10	$468,527	$400,282
Communications equipment	5 - 10	4,470	$4,257
Land and improvements	0 - 15	11,719	$16,341
Buildings and leasehold improvements	7 - 40	96,550	$72,180
Construction in-progress	-	16,077	$866
Other	2 - 10	22,343	$24,480
		$619,686	$518,406

Depreciation expense was $53.2 million and $49.8 million in 2022 and 2021, respectively. This depreciation expense excludes net gains on the sale of property and equipment totaling $40.3 million and $3.8 million in 2022 and 2021, respectively.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2022 and 2021, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $12.7 million and $45.5 million and accumulated amortization of $7.4 million and $22.3 million at December 31, 2022 and 2021, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $2.3 million and $3.6 million during 2022 and 2021, respectively. See Note 9. Leases for additional information about our finance and operating leases.

6.	ACQUISITION OF AAT CARRIERS, INC.

On February 9, 2022, we acquired 100% of the outstanding stock of AAT headquartered in Chattanooga, TN. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. The acquisition date fair value of the consideration transferred was $54.7 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $20.0 million based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including any earnout achieved, is expected to range from $38.5 million to $57.0 million depending on the results achieved by AAT.

AAT’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Expedited reportable segment.

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

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2022:

(in thousands)
	December 31, 2021	Additions	Adjustments to fair market value	December 31, 2022
Contingent consideration	$-	$(16,210)	$(813)	$(17,023)

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

The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment. Refer to Note 7, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2022 are as follows:

(in thousands)	Year Ended
December 31, 2022
Total revenue	$33,061
Net income	$13,263

7.	GOODWILL AND OTHER ASSETS

AAT's results have been included in the consolidated financial statements since the date of acquisition within our Expedited reportable segment.

The Landair trade name has a residual value of $0.5 million.

Amortization expense of $4.3 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of operations.

A summary of other intangible assets, by reportable segment as of  December 31, 2022 and 2021 is as follows:

(in thousands)	December 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,277)	8,795
Managed Freight	1,692	(635)	1,057
Warehousing	12,436	(4,663)	7,773
Total customer relationships:	28,200	(10,575)	17,625	90
Credentialing:
Expedited	32,000	(1,956)	30,044	169
Total credentialing	32,000	(1,956)	30,044
Total other intangible assets	$64,600	$(16,431)	$48,169	138

(in thousands)	December 31, 2021
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(4,104)	9,968
Managed Freight	1,692	(494)	1,198
Warehousing	12,436	(3,627)	8,809
Total customer relationships	28,200	(8,225)	19,975	102
Total other intangible assets	$32,600	$(12,125)	$20,475

The above finite-lived intangible assets have a weighted average remaining life of 138 months and 102 months as of  December 31, 2022 and 2021, respectively.

The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2023	$4,483
2024	4,483
2025	4,483
2026	4,483
2027	4,483
Thereafter	25,254

The assignment of goodwill and intangible assets to our reportable segments was not complete as of December 31, 2022. The carrying amount of goodwill was $58.2 million at December 31, 2022, compared to $42.5 million at December 31, 2021, as a result of the AAT acquisition. A summary of the changes in carrying amount of goodwill by reportable segment is as follows:

(in thousands)	December 31, 2021			December 31, 2022
	Gross/net goodwill	Acquired goodwill for AAT	Accumulated impairment loss	Gross/net goodwill
Expedited	$-	$15,699	$-	$15,699
Dedicated	15,320	-	-	15,320
Managed Freight	5,448	-	-	5,448
Warehousing	21,750	-	-	21,750
Total goodwill	$42,518	$15,699	$-	$58,217

A summary of other assets as of December 31, 2022 and 2021 is as follows:

(in thousands)	2022	2021
Investment in TEL	$54,727	$44,196
Other long-term receivables	1,260	7,329
Other assets, net	2,856	859
Total other assets, net	$58,843	$52,384

Other long-term receivables primarily represents amounts related to extended warranties on our revenue equipment on our consolidated balance sheet as of December 31, 2022, as well as amounts recorded as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet as of December 31, 2021, for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2022. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. As a result of the most recent goodwill impairment analysis performed ( October 1, 2022), the Company determined that it was not more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. No such events were identified as of December 31, 2022.

8.	DEBT

Current and long-term debt and lease obligations consisted of the following at December 31, 2022 and 2021:

(in thousands)	December 31, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 4.7% at December 31, 2022, and 1.2% December 31, 2021, due in monthly installments with final maturities at various dates ranging from May 2025 to June 2027, secured by related revenue equipment	17,656	71,267	4,537	2
Real estate notes; interest rate of 5.8% at December 31, 2022 and 1.8% at December 31, 2021 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,241	19,100	1,185	20,345
Total debt	18,897	90,367	5,722	20,347
Principal portion of finance lease obligations, secured by related revenue equipment	5,326	432	6,848	3,969
Principal portion of operating lease obligations, secured by related equipment	18,179	46,428	15,811	21,554
Total debt and lease obligations	$42,402	$137,227	$28,381	$45,870

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $65.0 million. We had $0.0 million borrowings outstanding under the Credit Facility as of December 31, 2022, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million. Based on availability as of December 31, 2022 and 2021, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  May 2025 to  June 2027. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $83.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2023, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the TFS Settlement, in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of December 31, 2022, there were no outstanding borrowings under the Draw Note.

As of December 31, 2022, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2023	$13,915
2024	21,626
2025	23,117
2026	4,322
2027	3,377
Thereafter	13,579

9.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2022 terminate in  January 2023 through  November 2033 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended  December 31, 2022 and 2021 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended
	December 31, 2022	December 31, 2021

Finance lease cost:
Amortization of right-of-use assets	$2,314	$3,620
Interest on lease liabilities	377	637
Operating lease cost	20,538	19,583
Short-term lease cost	13,625	4,419
Variable lease cost	232	89

Total lease cost	$37,086	$28,348

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$377	$637
Operating cash flows from operating leases	$17,114	$17,188
Financing cash flows from finance leases	$5,516	$5,626
Right-of-use assets obtained in exchange for new finance lease liabilities	$458	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,515	$15,795
Weighted-average remaining lease term—finance leases	5.7 years	1.0 years
Weighted-average remaining lease term—operating leases	4.6 years	4.9 years
Weighted-average discount rate—finance leases	5.1%	4.7%
Weighted-average discount rate—operating leases	9.1%	6.4%

During the year ended December 31, 2022, we recognized $7.5 million of expense related to the early abandonment and disposal charges related to revenue equipment held under operating leases as the equipment was a source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs, and elevated downtime. At  December 31, 2022 and 2021, right-of-use assets of $58.9 million and $35.7 million for operating leases, respectively, and $5.3 million and $23.2 million for finance leases, are included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2022, summarized as follows by lease category:

(in thousands)	Operating	Finance
2023	$22,653	$5,138
2024	18,147	108
2025	11,719	108
2026	8,433	108
2027	7,730	108
Thereafter	10,572	640
Total minimum lease payments	$79,254	$6,210
Less: amount representing interest	(14,647)	(452)
Present value of minimum lease payments	$64,607	$5,758
Less: current portion	(18,179)	(5,326)
Lease obligations, long-term	$46,428	$432

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the two years ended December 31:

(in thousands)	2022	2021
Revenue equipment rentals	$26,478	$20,114
Building and lot rentals	7,567	3,651
Other equipment rentals	350	326
Total rental expense	$34,395	$24,091

10.	INCOME TAXES

Income tax expense for the years ended December 31, 2022 and 2021 is comprised of:

(in thousands)	2022	2021
Federal, current	$16,123	$9,875
Federal, deferred	12,774	6,584
State, current	5,136	2,777
State, deferred	827	1,727
Income tax expense	$34,860	$20,962

Income tax expense for the years ended December 31, 2022 and 2021 is summarized below:

(in thousands)	2022	2021
Computed "expected" income tax expense	$29,986	$16,643
State income taxes, net of federal income tax effect	4,711	3,787
831(b) election	(1)	(8)
Tax contingency accruals	(230)	(295)
Valuation allowance, net	-	(242)
Tax credits	(379)	(295)
Excess tax benefits on share-based compensation	(446)	(259)
Change in prior year estimates	(145)	(86)
Executive compensation disallowance	1,778	1,705
Other, net	(414)	11
Income tax expense	$34,860	$20,962

The amount of income tax expense (benefit) allocated to discontinued operations for TFS is $0.2 million expense and $0.8 million benefit for the years ended December 31, 2022 and 2021, respectively.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2022 and 2021, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences. The IRS has issued guidance that allows meals and entertainment per diem to be 100% deductible for tax years 2021 and 2022. Accordingly, there is no adjustment in 2022 as our per diem plan qualifies for this treatment.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Insurance and claims	$9,320	$9,453
Net operating loss carryovers	3,583	4,448
Tax credits	416	2,499
Leased liability	16,292	9,599
Finance lease obligation	1,360	2,800
State bonus	2,945	2,165
Other	5,206	2,361
Total deferred tax assets	39,122	33,325

Deferred tax liabilities:
Property and equipment	(74,481)	(68,090)
Investment in partnership	(42,151)	(34,400)
ROU Asset- leases	(14,836)	(9,178)
Other	(2,396)	(783)
481(a) - finance leases	-	(2,177)
Prepaid expenses	(3,974)	(3,358)
Total deferred tax liabilities	(137,838)	(117,986)

Net deferred tax liability	$(98,716)	$(84,661)

The net deferred tax liability of $98.8 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that, based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance was not necessary at December 31, 2022 for our deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2022, we had a $0.4 million liability recorded for unrecognized tax benefits, which includes interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2021, we had a $0.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.1 million. Interest and penalties recognized for uncertain tax positions provided for de minimus expense in 2022 and 2021.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2022 and 2021:

	2022	2021
Balance as of January 1,	$596	$887
Decreases related to lapsing of statute of limitations	(204)	(291)
Balance as of December 31,	$392	$596

If recognized, approximately $0.4 million and $0.6 million of unrecognized tax benefits would impact our effective tax rate as of both December 31, 2022 and 2021, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2019 through 2021 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. We do not anticipate total unrecognized tax benefits to materially change in the next twelve months.

Our federal net operating loss ("NOL") was fully consumed in 2021. We have $1.0 million of federal tax credits available to offset future tax. Our state net operating loss carryforwards and state tax credits of $68.9 million and $0.4 million, respectively, expire beginning in 2023 and 2029 based on jurisdiction.

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

President Biden signed the Inflation Reduction Act (the "IRA") into law on August 16, 2022. We do not anticipate the IRA will have a significant impact on income tax expense or on other taxes. One of the most impactful provisions of the IRA includes the establishment of a Corporate Alternative Minimum Tax ("CAMT"). However, this tax only applies to corporations with three-year average earnings in excess of $1.0 billion. We will continue to monitor the CAMT each year to determine if we will become an applicable corporation. Additionally, the IRA enacted an excise tax on stock buybacks, which imposes a 1% tax on stock buybacks, subject to netting provisions regarding stock awarded to employees as part of their compensation. We do not believe this will have a material impact on our active buyback program, but will continue to monitor IRS guidance and regulations on how the buyback tax will be imposed and administered.

11.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There are no third party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the years ended December 31, 2022 and 2021, we sold tractors and trailers to TEL for $0.0 million and $0.3 million, respectively, and received $0.8 million and $0.9 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We did not purchase any equipment from TEL in 2022 or 2021. Additionally, we paid $6.1 million and $0.8 million to TEL for leases of revenue equipment and maintenance in 2022 and 2021, respectively. We recorded net reversal of gains of less than $0.1 million for the year ended  December 31, 2022 and deferral of gains of approximately $0.1 million for the year ended  December 31, 2021 representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party. Deferred gains totaling $0.2 million at December 31, 2022 and 2021, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $25.2 million in 2022 and $14.8 million in 2021. We received an equity distribution from TEL for $14.7 million, and $4.9 million in 2022 and 2021, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable and payable from TEL and investment in TEL as of  December 31, 2022 and 2021, are as follows:

Description:	Balance Sheet Line Item:	2022	2021
Accounts receivable from TEL	Driver advances and other receivables	$9	$802
Accounts payable to TEL	Accrued expenses	$763	$-
Investment in TEL	Other assets	$54,727	$44,196

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf. Our accounts payable to TEL related to operating lease payments owed to TEL. Our investment in TEL is comprised of $4.9 million cash investment and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above. Additionally, the abovementioned deferred gains on sales of equipment to TEL are carried as a reduction in our investment in TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2022	2021
Current Assets	$62,064	$32,948
Non-current Assets	418,660	313,270
Current Liabilities	83,326	63,330
Non-current Liabilities	294,222	201,618
Total Equity	$103,177	$81,270

(in thousands)	As of the years ended December 31,
	2022	2021
Revenue	$149,347	$104,873
Cost of Sales	28,815	8,876
Operating Expenses	60,861	58,627
Operating Income	59,671	37,370
Net Income	$51,907	$30,078

12.	EMPLOYEE BENEFIT PLANS

Deferred Profit Sharing Employee Benefit Plan

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board. We made contributions of $1.9 million in 2022 and 2021, respectively, to the profit sharing and savings plan.

Nonqualified Deferred Compensation Plan

The Supplemental Savings Plan (the "SSP") is our nonqualified deferred compensation plan started during 2022 for the benefit of eligible key managerial employees whose contributions to our deferred profit sharing and savings plan are limited because of IRS regulations affecting highly compensated employees. Under the terms of the SSP, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2022, there were 15 active participants in the SSP. We may make discretionary contributions as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the SSP. The accumulated benefit obligation was $0.2 million as of December 31, 2022 and is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies with the intent to fund the future liability. The aggregate market value of the life insurance policies was $0.2 million as of December 31, 2022, and was included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

December 31, 2022
Accumulated benefit obligation	$226
Aggregate market value	220

13.	RELATED PARTY TRANSACTIONS

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

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who is seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes that the recent resolution and dismissal of a prior class action lawsuit alleging similar claims, taking into account existing reserves, is not likely to have a materially adverse effect on our condensed consolidated financial statements, however, any future liability claims could impact this analysis. Covenant Transport intends to vigorously defend itself in this matter. We do not currently have enough information to make a reasonable estimate as to the likelihood, or amount of a loss, or a range of reasonably possible losses as a result of this claim, as such there have been no related accruals recorded as of December 31, 2022.

We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Refer to Note 1, "Significant Accounting Policies" of the accompanying consolidated financial statements for information about our insurance program.

We had $23.9 million and $26.4 million of outstanding and undrawn letters of credit as of December 31, 2022 and 2021, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

We had commitments outstanding at December 31, 2022, to acquire revenue equipment totaling approximately $156.6 million versus commitments at December 31, 2021 of approximately $73.8 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

15.	SEGMENT INFORMATION

Our four reportable segments are:

●

Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company.

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services ("TMS"). Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. We also provide shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our reportable segment information for 2022 and 2021:

(in thousands)
Year Ended December 31, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$452,713	$362,997	$320,985	$80,163	$1,216,858
Intersegment revenue	5,505	-	-	-	5,505
Operating income	60,552	21,087	36,858	2,185	120,682
Depreciation and amortization	30,101	25,449	247	1,715	57,512

(in thousands)
Year Ended December 31, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$337,063	$324,541	$321,236	$63,163	$1,046,003
Intersegment revenue	7,429	-	-	-	7,429
Operating income (loss)	33,064	(1,357)	32,461	2,994	67,162
Depreciation and amortization	25,364	25,960	595	1,962	53,881

(in thousands)	For the years ended December 31,
	2022	2021
Total external revenues for reportable segments	$1,216,858	$1,046,003
Intersegment revenues for reportable segments	5,505	7,429
Elimination of intersegment revenues	(5,505)	(7,429)
Total consolidated revenues	$1,216,858	$1,046,003

Balance sheet data by reportable segment is not maintained by the Company.

16.	EQUITY

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters. Under such authorization, we repurchased 0.7 million shares of our Class common stock for $15.2 million during the first quarter of 2022, completing the repurchase program in May 2022 with a total of 1.4 million shares of our Class A common stock repurchased for $30.0 million. On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million through December 31, 2022.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.08 per share, which was paid on September 30, 2022, to stockholders of record on September 2, 2022. On November 16, 2022, our Board declared a cash dividend of $0.08 per share, which was paid on December 30, 2022, to stockholders of record on December 2, 2022.

17.	SUBSEQUENT EVENTS

On January 13, 2023, the Company sold a Tennessee based terminal property for approximately $12 million in cash net of transaction costs and expects to record a pretax gain on sale of property of approximately $8 million in the first quarter of 2023.

On February 15, 2023, our Board approved a quarterly cash dividend program of $0.11 per share, subject to quarterly approval by our Board. Our Board has approved the dividend, which will be for stockholders of record as of March 3, 2023, and payable on March 31, 2023.

On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. We repurchased an additional 0.3 million shares of our Class A common stock for $10.8 million from January 1, 2023 through February 24, 2023.