Form 10-Q
period 2023-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2023-05-05
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 2023).

Class A Common Stock, $.01 par value: 10,567,474 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,584	$68,665
Accounts receivable, net of allowance of $2,880 in 2023 and $2,934 in 2022	122,153	119,770
Drivers' advances and other receivables, net of allowance of $581 in 2023 and $585 in 2022	3,496	3,798
Inventory and supplies	3,308	3,516
Prepaid expenses	13,264	15,746
Assets held for sale	7,748	5,956
Income taxes receivable	-	4,838
Other short-term assets	436	367
Total current assets	204,989	222,656

Property and equipment, at cost	591,411	619,686
Less: accumulated depreciation and amortization	(202,887)	(211,951)
Net property and equipment	388,524	407,735

Goodwill	58,217	58,217
Other intangibles, net	47,049	48,169
Other assets, net	65,101	58,843
Noncurrent assets of discontinued operations	975	1,025
Total assets	$764,855	$796,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,290	$33,896
Accrued expenses	53,277	58,763
Current maturities of long-term debt	21,369	18,897
Current portion of finance lease obligations	1,972	5,326
Current portion of operating lease obligations	13,431	18,179
Current portion of insurance and claims accrual	20,701	21,060
Total current liabilities	139,040	156,121

Long-term debt	95,788	90,367
Long-term portion of finance lease obligations	429	432
Long-term portion of operating lease obligations	39,844	46,428
Insurance and claims accrual	15,894	15,859
Deferred income taxes	96,753	98,716
Other long-term liabilities	2,045	7,494
Long-term liabilities of discontinued operations	3,900	4,100
Total liabilities	393,693	419,517
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,681,770 outstanding as of March 31, 2023; and 16,125,786 shares issued and 11,207,570 outstanding as of December 31, 2022	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	152,921	152,886
Treasury stock at cost; 5,444,016 and 4,918,216 shares as of March 31, 2023 and December 31, 2022, respectively	(127,267)	(106,500)
Accumulated other comprehensive income	683	1,086
Retained earnings	344,640	329,471
Total stockholders' equity	371,162	377,128
Total liabilities and stockholders' equity	$764,855	$796,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2023 and 2022

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2023	2022
Revenues
Freight revenue	$233,422	$257,614
Fuel surcharge revenue	33,429	33,971
Total revenue	$266,851	$291,585

Operating expenses:
Salaries, wages, and related expenses	$99,159	$95,338
Fuel expense	34,091	35,502
Operations and maintenance	17,109	17,936
Revenue equipment rentals and purchased transportation	63,016	83,661
Operating taxes and licenses	3,463	2,740
Insurance and claims	12,693	9,179
Communications and utilities	1,284	1,170
General supplies and expenses	13,620	8,934
Depreciation and amortization	14,575	13,445
Gain on disposition of property and equipment, net	(9,791)	(167)
Total operating expenses	249,219	267,738
Operating income	17,632	23,847
Interest expense, net	769	555
Income from equity method investment	(5,943)	(6,785)
Income before income taxes	22,806	30,077
Income tax expense	6,321	7,910
Income from continuing operations, net of tax	16,485	22,167
Income from discontinued operations, net of tax	150	-
Net income	$16,635	$22,167

Basic income per share:
Income from continuing operations	$1.23	$1.34
Income from discontinued operations	0.01	-
Net income(1)	$1.25	$1.34
Diluted income per share:
Income from continuing operations	$1.19	$1.32
Income from discontinued operations	0.01	-
Net income	$1.20	$1.32
Basic weighted average shares outstanding	13,361	16,602
Diluted weighted average shares outstanding	13,877	16,769
(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three months ended March 31, 2023 and 2022

(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$16,635	$22,167

Other comprehensive income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $114 in 2023 and ($308) in 2022, respectively	(325)	900

Reclassification of cash flow hedge (gains) losses into statement of operations, net of tax of $27 in 2023 and ($36) in 2022, respectively	(78)	106

Total other comprehensive (loss) income	(403)	1,006

Comprehensive income	$16,232	$23,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2023 and 2022

(Unaudited and in thousands)

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Other comprehensive income	-	-	-	-	(403)	-	(403)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2023 and 2022

(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,635	$22,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(3)	199
(Reversal) deferral of gain on sales to equity method investee	-	(30)
Depreciation and amortization	14,575	13,445
Deferred income tax expense	(1,185)	1,047
Income tax expense arising from restricted share vesting and stock options exercised	(587)	(84)
Stock-based compensation expense	1,558	1,893
Income from equity method investment	(5,943)	(6,785)
Gain on disposition of property and equipment	(9,791)	(167)
Changes in operating assets and liabilities:
Receivables and advances	2,863	22,213
Prepaid expenses and other assets	2,555	3,028
Inventory and supplies	208	(408)
Insurance and claims accrual	(324)	(8,306)
Accounts payable and accrued expenses	(13,313)	(8,796)
Net cash flows provided by operating activities	7,248	39,416

Cash flows from investing activities:
Acquisition of AAT Carriers, Inc., net of cash acquired	-	(37,000)
Other investments	(1,108)	(12)
Purchase of property and equipment	(16,221)	(8,690)
Proceeds from disposition of property and equipment	24,407	704
Net cash flows provided (used) by investing activities	7,078	(44,998)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	(216)
Cash dividend	(1,466)	(1,047)
Proceeds from issuance of notes payable	12,795	-
Repayments of notes payable	(4,902)	(1,427)
Repayments of finance lease obligations	(3,357)	(1,293)
Proceeds under revolving credit facility	10,665	70,031
Repayments under revolving credit facility and draw note	(10,665)	(46,899)
Payment of contingent consideration liability	(9,187)	-
Payment of minimum tax withholdings on stock compensation	(1,485)	(35)
Common stock repurchased	(20,805)	(14,800)
Net cash flows (used) provided by financing activities	(28,407)	4,314

Net change in cash and cash equivalents	(14,081)	(1,268)

Cash and cash equivalents at beginning of period	68,665	8,412
Cash and cash equivalents at end of period	$54,584	$7,144

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from 10% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 29% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the three months ended March 31, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 288,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2023, and 167,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2022. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three months ended March 31, 2023 and 2022. There were 228,000 shares issuable upon conversion of unvested employee stock options for the three months ended March 31, 2023 and no shares issuable upon conversion of unvested employee stock options for the three months ended March 31, 2022. There were 51,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2023 and no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2022. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2023	2022
Numerators:
Income from continuing operations	$16,485	$22,167
Income from discontinued operations	150	-
Net income	$16,635	$22,167
Denominator:
Denominator for basic income per share – weighted-average shares	13,361	16,602
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	288	167
Equivalent shares issuable upon conversion of unvested employee stock options	228	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,877	16,769

Basic income per share:
Income from continuing operations	$1.23	$1.34
Income from discontinued operations	0.01	-
Net income(1)	$1.25	$1.34
Diluted income per share:
Income from continuing operations	$1.19	$1.32
Income from discontinued operations	0.01	-
Net income	$1.20	$1.32
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. There were no fuel hedge derivatives outstanding as of March 31, 2023, or December 31, 2022.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	March 31, 2023	December 31, 2022	Input Level
Interest rate swaps	922	1,466	2
Contingent consideration	(8,523)	(17,023)	3

Our financial instruments not recorded at fair value in the accompanying financial statements consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and debt. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2023, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years. We acquired AAT in February 2022. The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended March 31, 2023, we paid $10.0 million based on the results of the first post-acquisition year and the fair value of the remaining contingent consideration increased by $1.5 million. Of the $10.0 million paid for the contingent consideration liability, $9.2 million was classified as financing cash flows and $0.2 million was classified as operating cash flows within the condensed consolidated statement of cash flows. The fair value of the contingent liability was $8.5 million at March 31, 2023 and $17.0 million at December 31, 2022. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accrued expenses in our condensed consolidated balance sheets.

Note 4.	Discontinued Operations

As of June 30, 2020, our former Factoring reportable segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of Transport Financial Services ("TFS"), which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

We have reflected the former Factoring reportable segment as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following table summarizes the results of our discontinued operations for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022
Reversal of contingent loss liability	$(200)	$-
Income before income taxes	200	-
Income tax expense	50	-
Income from discontinued operations, net of tax	$150	$-

Reversal of contingent liability for the three months ended March 31, 2023 relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Noncurrent deferred tax asset	$975	$1,025
Noncurrent assets from discontinued operations	975	1,025
Total assets from discontinued operations	$975	$1,025

Liabilities:
Long-term contingent loss liability	$3,900	$4,100
Long-term liabilities of discontinued operations	3,900	4,100
Total liabilities from discontinued operations	$3,900	$4,100

There were no net cash flows related to discontinued operations for the three months ended March 31, 2023 and 2022.

Note 5.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company.

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. We also provide shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the year ended December 31, 2022. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three months ended March 31, 2023 and 2022:

(in thousands)
Three Months Ended March 31, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$100,896	$80,244	$60,874	$24,837	$266,851
Intersegment revenue	4,462	-	-	-	4,462
Operating income	9,276	7,147	1,218	(9)	17,632

Three Months Ended March 31, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$98,797	$88,947	$86,151	$17,690	$291,585
Intersegment revenue	2,494	-	-	-	2,494
Operating income	9,331	2,641	10,831	1,044	23,847

(in thousands)	For the Three Months Ended March 31,
	2023	2022
Total external revenues for reportable segments	$266,851	$291,585
Intersegment revenues for reportable segments	4,462	2,494
Elimination of intersegment revenues	(4,462)	(2,494)
Total consolidated revenues	$266,851	$291,585

Note 6.	Income Taxes

Income tax expense in both 2023 and 2022 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences the most significant of which is the effect of the per diem pay structure for drivers. Drivers who meet the requirements to receive per diem receive non-taxable per-diem pay in lieu of a portion of their taxable wages. This  per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of  March 31, 2023 is unchanged since  December 31, 2022.

The net deferred tax liability of $95.8 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at March 31, 2023 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

On March 11, 2021, President Biden signed the American Rescue Plan ("ARPA") into law. The law includes several provisions meant to stimulate the U.S. economy. Of relevance to the Company, ARPA extended the reach of IRC Section 162(m) to include compensation paid to the eight highest-paid individuals other than the chief executive officer and the chief financial officers (rather than the three highest), however, this change is not effective until 2027. There is no material impact to the financial statements at this time.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 4.9% at March 31, 2023, and 4.7% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from May 2025 to August 2027, secured by related revenue equipment	20,115	77,006	17,656	71,267
Real estate notes; interest rate of 6.4% at March 31, 2023 and 5.8% at December 31, 2022 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,254	18,782	1,241	19,100
Total debt	21,369	95,788	18,897	90,367
Principal portion of finance lease obligations, secured by related revenue equipment	1,972	429	5,326	432
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	13,431	39,844	18,179	46,428
Total debt and lease obligations	$36,772	$136,061	$42,402	$137,227

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

We had no borrowings outstanding under the Credit Facility as of March 31, 2023, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million. As of March 31, 2023, there were no base rate and no SOFR loans. Based on availability as of March 31, 2023 and 2022, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  May 2025 to August 2027. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $10.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2023, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the settlement of a dispute related to the sale of TFS (the "TFS Settlement"), in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of March 31, 2023, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  March 31, 2023 terminate from  August 2023 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$256	$688
Interest on lease liabilities	9	124
Operating lease cost	4,620	5,437
Variable lease cost	497	22
Total lease cost	$5,382	$6,271

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	9	124
Operating cash flows from operating leases	3,861	5,459
Financing cash flows from finance leases	3,358	1,293
Right-of-use assets obtained in exchange for new finance lease liabilities	-	458
Right-of-use assets obtained in exchange for new operating lease liabilities	146	53
Weighted-average remaining lease term—finance leases (in years)	2.3
Weighted-average remaining lease term—operating leases (in years)	4.8
Weighted-average discount rate—finance leases	9.6%
Weighted-average discount rate—operating leases	9.7%

As of  March 31, 2023, and December 31, 2022, right-of-use assets of $51.8 million and $58.9 million for operating leases and $1.9 million and $5.3 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023 (1)	$13,014	$1,674
2024	17,366	108
2025	10,854	108
2026	7,516	108
2027	6,777	108
Thereafter	10,572	629
Total minimum lease payments	$66,099	$2,735
Less: amount representing interest	(12,824)	(334)
Present value of minimum lease payments	$53,275	$2,401
Less: current portion	(13,431)	(1,972)
Lease obligations, long-term	$39,844	$429

(1) Excludes the three months ended March 31, 2023.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2023, there were 872,509 shares remaining of the 4,200,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after June 1, 2030. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.5 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Of the stock compensation expense recorded for the three months ended  March 31, 2023 and March 31, 2022, $0.5 million and $1.0 million relates to restricted shares, respectively, and $1.0 million and $0.7 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2023, certain participants elected to forfeit receipt of an aggregate of 42,857 shares of Class A common stock at a weighted average per share price of $34.64 based on the closing price of our Class A common stock on the dates the shares vested in 2023, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

On February 11, 2021, a lawsuit was filed against Covenant Transport on behalf of Wesley Maas (a California resident and former driver) who was seeking to have the lawsuit certified as a class action. The lawsuit was filed in the Superior Court of San Bernardino County, California. The Complaint alleges claims for failure to pay all lawful wages, failure to provide lawful meal and rest periods or compensation in lieu thereof, failure to timely pay wages, failure to comply with itemized wage statement provisions, failure to indemnify for expenditures, and violations of California Labor Code and unfair competition laws. On April 3, 2023, the Parties entered into a stipulated dismissal of the class claims asserted in the action, therefore only the individual claims of Mr. Maas remain. Covenant Transport intends to vigorously defend itself in this matter.

We had $23.9 million and $23.9 million of outstanding and undrawn letters of credit as of March 31, 2023 and December 31, 2022. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

Transactions with TEL were not material for the three months ended March 31, 2023 and 2022.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2023 net income through March 31, 2023, or $5.9 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  March 31, 2023 and December 31, 2022 are as follows (in thousands):

Description:	Balance Sheet Line Item:	March 31, 2023	December 31, 2022
Accounts receivable from TEL	Driver advances and other receivables	$129	$9
Accounts payable to TEL	Accrued expenses	$510	$763
Investment in TEL	Other assets	$60,669	$54,727
Operating lease obligations	Current and long-term portion of operating lease obligations	$12,494	$13,825

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of March 31,	As of December 31,
	2023	2022
Total Assets	$518,299	$480,724
Total Liabilities	403,677	377,548
Total Equity	$114,622	$103,177

(in thousands)	Three Months Ended
	March 31,
	2023	2022
Revenue	$40,145	$32,336
Cost of Sales	7,005	4,499
Operating Expenses	19,393	12,345
Operating Income	13,747	15,492
Net Income	$11,446	$13,658

Note 12.	Goodwill and Other Assets

AAT's results have been included in the consolidated financial statements since the date of acquisition, February 2022, within our Expedited reportable segment.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $1.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2023 and  December 31, 2022 is as follows:

(in thousands)	March 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,570)	8,502
Managed Freight	1,692	(670)	1,022
Warehousing	12,436	(4,923)	7,513
Total customer relationships:	28,200	(11,163)	17,037	87
Credentialing:
Expedited	32,000	(2,488)	29,512	166
Total credentialing	32,000	(2,488)	29,512
Total other intangible assets	$64,600	$(17,551)	$47,049	136

(in thousands)	December 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,277)	8,795
Managed Freight	1,692	(635)	1,057
Warehousing	12,436	(4,663)	7,773
Total customer relationships:	28,200	(10,575)	17,625	90
Credentialing:
Expedited	32,000	(1,956)	30,044	169
Total credentialing	32,000	(1,956)	30,044
Total other intangible assets	$64,600	$(16,431)	$48,169	138

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2023 (1)	3,363
2024	4,483
2025	4,483
2026	4,483
2027	4,483
Thereafter	25,254

(1) Excludes the three months ended March 31, 2023.

There were no changes to the carrying amount of goodwill since  December 31, 2022.

Note 13.	Equity

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters. Under such authorization, we completed the repurchase program in May 2022 with a total of 1.4 million shares of our Class A common stock repurchased for $30.0 million.

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. We repurchased an additional 0.1 million shares of our Class A common stock through May 3, 2023, for a total of 2.7 million shares repurchased since May 2022.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.08 per share, which was paid on September 30, 2022, to stockholders of record on September 2, 2022. On November 16, 2022, our Board declared a cash dividend of $0.08 per share, which was paid on December 30, 2022, to stockholders of record on December 2, 2022. On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023.

Note 14.	Subsequent Events

We repurchased an additional 0.1 million shares of our Class A common stock for $4.5 million from April 1, 2023 through May 3, 2023.

On April 26, 2023, the Company completed the acquisition of Lew Thompson & Son Trucking, Inc. and related entities (“Lew Thompson & Son”), of Huntsville, Arkansas. Lew Thompson & Son specializes in poultry related feed and live haul freight and will be consolidated within the Company’s Dedicated truckload results.  Under the terms of the agreement, the Company purchased 100% of the outstanding stock of Lew Thompson & Son in exchange for a closing enterprise value of approximately $100 million plus an earnout of up to $30 million depending on the results achieved by the business over the three following calendar years. The closing price was funded by cash on hand of approximately $45 million and approximately $55 million of borrowings from the Credit Facility.   The transaction includes the option for the Company to elect a Code Section 338(h)(10) election subject to a purchase price adjustment.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, our disposition of the assets of TFS, including any future indemnification obligations related to the TFS Portfolio, the contingent consideration related to our purchase of AAT, and the future impact of our acquisition of Lew Thompson & Son, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2022. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2022, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Given the softness in the freight environment, we are pleased with our first quarter earnings of $1.20 per diluted share and how our team responded in a market that quickly transitioned. Compared to a year ago, consolidated freight revenue was down 9%. This decline was expected and related primarily to less overflow freight handled by our Managed Freight segment due to lower overall demand. The Dedicated segment also experienced reductions in freight revenue, primarily as a result of our efforts to carve out underperforming contractual business. Our asset-light reportable segments, Managed Freight and Warehousing, experienced significant deterioration in margin compared to the prior year quarter as a result of reductions in brokerage volumes and rates associated with overflow freight from our asset-based segments and cost headwinds, respectively.

Our asset-based reportable segments, Expedited and Dedicated, contributed approximately 68% of total revenue, 93% of operating income, 63% of total freight revenue, and 88% of adjusted operating income in the quarter. Our Expedited reportable segment grew revenue modestly, but experienced diminished margins compared to the first quarter last year. Our Dedicated reportable segment experienced reduced revenue with approximately 14% fewer tractors and improved margins year over year.

Our asset-light reportable segments contributed approximately 32% of total revenue, 7% of operating income, 37% of total freight revenue, and 12% of adjusted operating income in the quarter.  Compared to a year ago, Managed Freight experienced significant reductions in both revenue and profitability with little to no project related freight in the current quarter.  Warehousing was able to grow revenue through new customer startups but had diminished margins primarily due to incremental cost headwinds associated with investments in capacity for future growth in this reportable segment as well as inflationary cost headwinds with existing customers. We are working to increase the operating income and related margins in each of these reportable segments through focused sales efforts within managed freight and proposed customer rate increases with existing customers within Warehousing.

On April 26, 2023, we acquired Lew Thompson & Son a dedicated contract carrier specializing in poultry feed and live haul transportation in Northwest Arkansas and surrounding areas.  We believe the acquisition is another strong step toward building a more diversified and resilient operating model.

Additional items of note for the first quarter of 2023 include the following:

●

Total revenue of $266.9 million, a decrease of 8.5% compared with the first quarter of 2022, and freight revenue (which excludes revenue from fuel surcharges) of $233.4 million, a decrease of 9.4% compared with the first quarter of 2022;

●	Operating income of $17.6 million, compared with $23.9 million in the first quarter of 2022;

●

Net income of $16.6 million, or $1.20 per diluted share, compared with $22.2 million, or $1.32 per diluted share, in the first quarter of 2022. Net income from continuing operations of $16.5 million, or $1.19 per diluted share, compared to $22.2 million or $1.32 per diluted share, in the first quarter of 2022. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.0 million, or $0.00 per diluted share, in the first quarter of 2022;

●	38% of consolidated total revenue was in our Expedited reportable segment, as compared to 34% in the first quarter of 2022;

●

Our Managed Freight reportable segment’s total revenue decreased to $60.9 million in the 2023 quarter from $86.2 million in the 2022 quarter and the reportable segment had an operating income of $1.2 million in the 2023 quarter compared to $10.8 million in the 2022 quarter;

●	Our equity investment in TEL provided $5.9 million of pre-tax earnings in the first quarter of 2023 compared to $6.8 million in the first quarter of 2022;

●	We distributed a total of $1.5 million to stockholders through dividends;

●	Since December 31, 2022, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $3.8 million to $32.2 million, primarily due to repurchasing $20.8 million of our outstanding Class A Common Stock under the stock repurchase program. With available borrowing capacity of $86.1 million under our Credit Facility at March 31, 2023 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of March 31, 2023 was  0.40 (following our acquisition of Lew Thompson & Son, as of April 27, 2023, our pro-forma leverage ratio was approximately 1.2);

●	Stockholders' equity at March 31, 2023, was $371.2 million; and

●	Tangible book value at March 31, 2023, was $265.9 million.

Outlook

While we are pleased with our first quarter’s results, we also see opportunities to improve upon them and are working diligently to do so. In this environment, we are intensely focused on cost savings to improve our operating cost profile. However, our primary focus remains on the long term, by continuing to invest in areas that provide opportunities for us to make forward progress on our strategic plan, our investments in new revenue generating equipment, people and technology are examples of this.

For the remainder of the year, we expect market headwinds from a softer market as well as continued inflationary pressures. However, based on company specific factors we expect less earnings volatility than in prior periods of economic weakness. We have worked hard to strategically shift our customer base to less cyclical industries through our full-service logistics focus. Even with a weak freight market, we expect our cash generation, moderate leverage, and available liquidity to continue to provide a full range of capital allocation opportunities to benefit our stockholders.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2023	OR %	2022	OR %
Total revenue	$266,851		$291,585
Total operating expenses	249,219	93.4%	267,738	91.8%
Operating income	$17,632		$23,847

Adjusted Operating Ratio:	2023	Adj. OR %	2022	Adj. OR %
Total revenue	$266,851		$291,585
Fuel surcharge revenue	(33,429)		(33,971)
Freight revenue (total revenue, excluding fuel surcharge)	233,422		257,614

Total operating expenses	249,219		267,738
Adjusted for:
Fuel surcharge revenue	(33,429)		(33,971)
Amortization of intangibles	(1,120)		(588)
Gain on disposal of terminals, net	7,627		-
Contingent consideration liability adjustment	(1,500)		-
Adjusted operating expenses	220,797	94.6%	233,179	90.5%
Adjusted operating income	$12,625		$24,435

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

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

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

Our main measures of profitability are operating ratio and adjusted operating ratio. We define adjusted operating ratio as operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. See page 23 for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At March 31, 2023, we operated 2,040 tractors and 5,237 trailers. Of such tractors, 1,723 were owned, 203 were financed under operating leases, and 114 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 5,059 were owned, 57 were financed under finance type leases, and 121 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At March 31, 2023, our fleet had an average tractor age of 2.2 years and an average trailer age of 6.4 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2023 TO three months ended March 31, 2022

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Freight revenue	$233,422	$257,614
Fuel surcharge revenue	33,429	33,971
Total revenue	$266,851	$291,585

The decrease in total revenue primarily resulted from a $25.3 million and $7.0 million decrease in Managed Freight and Dedicated freight revenue, respectively, partially offset by a $1.0 million and  $7.1 million increase in Expedited and Warehousing freight revenue, respectively, for the three months ended March 31, 2023 compared to the 2022 period.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2023	2022
Salaries, wages, and related expenses	$99,159	$95,338
% of total revenue	37.2%	32.7%
% of freight revenue	42.5%	37.0%

Salaries, wages, and related expenses for the three months ended March 31, 2023, increased on a dollars basis primarily as the result of driver and non-driver, including shop technicians, pay and benefits increases, partially offset by reduced miles since the same 2022 periods.

We believe salaries, wages, and related expenses will continue to increase going forward as a result of driver pay changes put in place in the tight freight and driver markets. Driver pay may also fluctuate based on the number of miles driven. We expect salaries, wages, and related expenses may continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended
	March 31,
	2023	2022
Fuel expense	$34,091	$35,502
% of total revenue	12.8%	12.2%
% of freight revenue	14.6%	13.8%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.05 per gallon, or 1.1%, higher for the quarter ended March 31, 2023 compared with the same quarter in 2022.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2023	2022
Total fuel surcharge	$33,429	$33,971
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	2,258	1,852
Company fuel surcharge revenue	$31,171	$32,119
Total fuel expense	$34,091	$35,502
Less: Company fuel surcharge revenue	31,171	32,119
Net fuel expense	$2,920	$3,383
% of freight revenue	1.3%	1.3%

For the period presented, the change in net fuel expense is insignificant as a percentage of freight revenue. There were no diesel fuel hedge gains or losses for the quarter ended March 31, 2023 or 2022. As of March 31, 2023, we had no remaining fuel hedging contracts.

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

Operations and maintenance

	Three Months Ended
	March 31,
	2023	2022
Operations and maintenance	$17,109	$17,936
% of total revenue	6.4%	6.2%
% of freight revenue	7.3%	7.0%

The decrease in operations and maintenance on a dollar basis for the three months ended March 31, 2023 was primarily related to having fewer new drivers and a smaller average fleet in 2023, partially offset by increased maintenance costs as a result of an increase in the average age of equipment, and inflationary increases in the costs of parts and labor, as compared to the prior year period.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain, however, such increases may be offset by reductions in the age of our fleet due to our replacement plan between now and the end of 2023. For 2023, due to the age of our tractor fleet and remaining unexpired warranty coverage for most of our tractors, we do not expect the percentage of our equipment being operated outside of warranty coverage to increase in any material respect even if delays occur; however, operations and maintenance costs may increase regardless due to wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2023	2022
Revenue equipment rentals and purchased transportation	$63,016	$83,661
% of total revenue	23.6%	28.7%
% of freight revenue	27.0%	32.5%

The decrease in revenue equipment rentals and purchased transportation for the three months ended March 31, 2023 was primarily the result of a reduction in purchased transportation costs as a result of the softening freight market. Additionally, the percentage of the total miles run by independent contractors increased from 6.7% for the three months ended March 31, 2022 to 6.9% for the same 2023 period partially offsetting this decrease.

We expect revenue equipment rentals to decrease compared to 2022 as we largely transitioned from tractors held under operating leases to owned tractors in 2022. However, we expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended
	March 31,
	2023	2022
Operating taxes and licenses	$3,463	$2,740
% of total revenue	1.3%	0.9%
% of freight revenue	1.5%	1.1%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2023	2022
Insurance and claims	$12,693	$9,179
% of total revenue	4.8%	3.1%
% of freight revenue	5.4%	3.6%

Insurance and claims per mile cost increased to 20.5 cents per mile for the three months ended March 31, 2023 compared to 14.1 cents per mile for the same 2022 quarter. These increases are primarily the result of a small number of prior period claims, as well as claims experienced during the current quarter.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense accruals. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.

Communications and utilities

	Three Months Ended
	March 31,
	2023	2022
Communications and utilities	$1,284	$1,170
% of total revenue	0.5%	0.4%
% of freight revenue	0.6%	0.5%

For the period presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2023	2022
General supplies and expenses	$13,620	$8,934
% of total revenue	5.1%	3.1%
% of freight revenue	5.8%	3.5%

The increases in general supplies and expenses for the three months ended March 31, 2023 were primarily the result of the new leased spaces for our Warehousing reportable segment and the increase in the contingent consideration liability since the 2022 period.

Depreciation and amortization

	Three Months Ended
	March 31,
	2023	2022
Depreciation and amortization	$14,575	$13,445
% of total revenue	5.5%	4.6%
% of freight revenue	6.2%	5.2%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $0.6 million to $13.5 million for the three months ended March 31, 2023, compared to $12.9 million in the same 2022 period as a result of increased costs on new equipment partially offset by reduced total tractor count. Amortization of intangible assets was $1.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase for the three months ended March 31, 2023 is due to the amortization of the intangible asset related to the AAT acquisition.

We expect depreciation and amortization to increase compared to 2022 as the cost of new equipment increases and we implement our 2023 revenue equipment replacement plan, and we largely transitioned from tractors held under operating leases to tractors owned in 2022. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

Gain on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2023	2022
Gain on disposition of property and equipment, net	$(9,791)	$(167)
% of total revenue	(3.7%)	(0.1%)
% of freight revenue	(4.2%)	(0.1%)

The increases in gain on disposition of property and equipment, net for the three months ended March 31, 2023 are primarily the result of the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023 and an increase in the sale of used equipment compared to the 2022 period.

Interest expense, net

	Three Months Ended
	March 31,
	2023	2022
Interest expense, net	$769	$555
% of total revenue	0.3%	0.2%
% of freight revenue	0.3%	0.2%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

Going forward, we expect interest expense, net to increase due to the approximately $55 million of borrowings under our Credit Facility related to our April 26, 2023 acquisition of Lew Thompson & Son. Additionally, this line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended
	March 31,
	2023	2022
Income from equity method investment	$5,943	$6,785

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decrease in TEL's contributions to our results for the three months ended March 31, 2023 is primarily the result of a reduction on gain on sale of revenue equipment compared to the 2022 quarter. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from quarter to quarter and therefore our income from investment to similarly fluctuate. We expect TEL to continue to meet or exceed expectations as it continues on its current growth trajectory.

Income tax expense

	Three Months Ended
	March 31,
	2023	2022
Income tax expense	$6,321	$7,910
% of total revenue	2.4%	2.7%
% of freight revenue	2.7%	3.1%

The decrease in income tax expense was primarily related to the $7.3 million decrease in pre-tax income in the three months ended March 31, 2023, compared to the same 2022 period, resulting from the aforementioned decreases in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences, such as executive compensation disallowance in 2022. The nondeductible effect of the per diem payments was temporarily suspended for 2022 in accordance with IRS guidance issued during the quarter ended December 31, 2021. The rate impact of these items will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2023 TO three months ended March 31, 2022

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2023	2022
Revenues:
Expedited	$100,896	$98,797
Dedicated	80,244	88,947
Managed Freight	60,874	86,151
Warehousing	24,837	17,690
Total revenues	$266,851	$291,585

Operating Income (Loss):
Expedited	$9,276	$9,331
Dedicated	7,147	2,641
Managed Freight	1,218	10,831
Warehousing	(9)	1,044
Total operating income	$17,632	$23,847

The increase in Expedited revenue for the three months ended March 31, 2023 relates to an increase in average freight revenue per tractor per week of 2.7%, a $1.1 million increase in fuel surcharge revenue compared to the 2022 quarter, and a 12 (or 1.4%) average tractor increase. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2023 is the result of a 4.0% increase in average miles per unit partially offset by a 3.0 cents per mile (or 1.3%) decrease in average rate per total mile compared to the 2022 quarter. Expedited team-driven tractors averaged 746 tractors in the first quarter of 2023, an increase of approximately 1.9% from the average of 732 tractors in the first quarter of 2022.

The decrease in Dedicated revenue for the three months ended March 31, 2023 relates to a $1.7 million decrease in fuel surcharge revenue and a 0.6% decrease in average miles per unit, partially offset by an increase in average freight revenue per tractor per week compared to the 2022 quarter as the result of a 13.1 cents per mile (or 5.6%) increase in average rate per total mile compared to the 2022 quarter. Average tractors decreased 194 tractors, or 13.5% as compared to the three months ended March 31, 2022, as a result of exiting underperforming contracts.

Managed Freight total revenue decreased primarily as a result of reduced volumes of overflow freight from both Expedited and Dedicated truckload operations. With the softening freight market, we anticipate the revenue attributable to overflow freight may continue to decline.

Warehousing total revenue for the quarter increased as a result of period-over-period new customer business.

The decrease operating income for the three months ended March 31, 2023, was the result of the decrease in total revenue described above for the three months ended March 31, 2023, partially offset by a $15.7 million and a $13.2 million decrease in Managed Freight and Dedicated and operating expenses, respectively, partially offset by a $2.2 million and $8.2 million increase in Expedited and Warehousing operating expenses, respectively.

The increase in Expedited operating expenses for the three months ended March 31, 2023 is primarily the result of driver and non-driver pay increases and the increase in the contingent consideration liability since the 2022 period as well as claims experience during the current period. The decrease in Dedicated operating expenses for the three months ended March 31, 2023 is primarily the result of averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, as well as reduced use of third-party purchased transportation as compared to the 2022 period. Additionally, Expedited and Dedicated operating expenses were reduced as a result of the sale of a Tennessee terminal.

The change in Managed Freight operating expenses is the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation, partially offset by a small number of prior period claims. The increase in Warehousing operating expenses is a result of leased space for new business and pay increases, partially offset by a reduction in outsourced labor since the 2022 period. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $65.9 million and $66.5 million at March 31, 2023 and December 31, 2022, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.2 years at March 31, 2023, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2023 and December 31, 2022 we had $172.8 million and $179.6 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$97.1 million and $88.9 million in revenue equipment installment notes, respectively;

●	$20.0 million and $20.3 million in real estate notes, respectively;

●	$2.4 million and $5.8 million of the principal portion of financing lease obligations, respectively; and

●	$53.3 million and $64.6 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as part of our trade cycle. The decrease in the finance lease and operating lease obligations was primarily due to amortization of the lease liability.

As of March 31, 2023, we had $0.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $23.9 million, and available borrowing capacity of $86.1 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. On April 26, 2023, we borrowed approximately $55 million under our Credit Facility related to acquisition of Lew Thompson & Son. Refer to Note 7, “Debt” of the accompanying condensed consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the three months ended March 31, 2023 totaled $8.2 million of proceeds, as compared to $8.0 million of expenditures for the prior year period. During the three months ended March 31, 2023, we took delivery of approximately 150 new tractors and 64 new trailers, while disposing of approximately 162 used tractors and 123 used trailers. Our current fleet plan for fiscal 2023 includes the delivery of an additional 763 new company replacement tractors and 536 additional new trailer deliveries. Net gains on disposal of equipment and real estate in the three months ended March 31, 2023 were $9.8 million compared to $0.2 million in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period. For the balance of 2023, our baseline expectation for net capital expenditures is $60 million to $70 million. Our capital investment plan reflects our priorities of improving operational uptime, lowering operating costs, and maintaining a driver-friendly fleet. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $1.5 million to stockholders in the first three months of 2023 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $7.3 million for the three months ended March 31, 2023, compared to $39.4 million for the same 2022 period, primarily due to an increase in receivables and driver advances as a result of an increase in our average receivable days outstanding and a $5.5 million decrease in net income, as well as decreases to non-cash expenses compared to the prior year period.

Net cash flows provided by investing activities were $7.1 million for the three months ended March 31, 2023, compared to $45.0 million used in the same 2022 period. The change in net cash flows provided by investing activities was primarily due to the timing of our trade cycle whereby we took delivery of approximately 150 new tractors and 64 new trailers, while disposing of approximately 162 used tractors and 123 used trailers during the 2023 period compared to delivery of 31 new tractors and no new trailers, while disposing of approximately 94 used tractors and 10 used trailers in the same 2022 period. The 2022 period includes the February 2022 acquisition of AAT.

Net cash flows used by financing activities were approximately $28.4 million for the three months ended March 31, 2023, compared to $4.3 million provided in the same 2022 period. The change in net cash flows used by financing activities was primarily a function of net proceeds relating to notes payable, the Draw Note, and our Credit Facility of $4.5 million in the 2023 period compared to net proceeds of $20.4 million in the 2022 period, the repurchase of $20.8 million of shares of our Class A common stock during the 2023 period compared to $14.8 million during the same 2022 period, as well as the payment of approximately $1.5 million in dividends during the 2023 period compared to $1.0 million during the same 2022 period.

Net cash flows provided by operating activities and used by financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On January 25, 2021, our Board approved the repurchase of up to $40.0 million of our outstanding Class A common stock. Under such authorization, we repurchased 0.5 million shares of our Class A common stock for $8.1 million during the three months ended March 31, 2021. On August 5, 2021, our Board increased such authorization to $40.0 million. As of January 1, 2022, there was approximately $38.0 million remaining under such authorization. On February 10, 2022, our Board of Directors adopted a 10b5-1 plan for the purchase of up to $30.0 million in shares subject to defined trading parameters, under our then current stock repurchase program. Under such authorization, we repurchased 1.4 million shares of our Class A common stock for $30.0 million completing the program in May 2022. On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. We repurchased an additional 0.1 million shares of our Class A common stock through May 3, 2023, for a total of 2.7 million shares repurchased since May 2022.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2023, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Form 10-K for the year ended December 31, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 10, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2022, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy” from our Annual Report Form 10-K for the year ended December 31, 2022, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2022. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

Acquisitions have provided a substantial portion of our growth. We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness, the terms of which may be less favorable to us than anticipated. Any future acquisitions we may consummate involve numerous risks, any of which could have a materially adverse effect on our business, financial condition, and results of operations, including:

●	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;

●	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

●	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

●	the acquired business may increase our customer concentration;

●	transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such charges are recorded;

●	we may incur future impairment charges, write-offs, write-downs, or restructuring charges that could adversely impact our results of operations;

●	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;

●	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

●	we may rely on management of the acquired businesses, especially in markets in which we have no or only limited direct experience, and turnover of such management may affect our ability to manage the acquired businesses efficiently and effectively;

●	we could lose customers, employees, and drivers of any acquired company; and

●	we may incur additional indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2023	88,984	$32.64	88,984	$55,000,000
February 1-28, 2023	245,608	34.11	245,608	46,523,266
March 1-31, 2023	275,183	34.30	275,183	37,098,744
Total	609,775		609,775	$37,098,744

(1)	On May 18, 2022, our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.1 million shares of our Class A common stock for $2.9 million during January 2023. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $1.5 million to stockholders in the first three months of 2023 through dividends.

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

COVENANT LOGISTICS GROUP, INC.

Date: May 5, 2023	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer