Form 10-Q
period 2023-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2023-08-09
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 2023).

Class A Common Stock, $.01 par value: 10,596,735 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,817	$68,665
Accounts receivable, net of allowance of $2,788 in 2023 and $2,934 in 2022	143,398	119,770
Drivers' advances and other receivables, net of allowance of $593 in 2023 and $585 in 2022	3,853	3,798
Inventory and supplies	4,125	3,516
Prepaid expenses	21,345	15,746
Assets held for sale	17,924	5,956
Income taxes receivable	-	4,838
Other short-term assets	486	367
Total current assets	198,948	222,656

Property and equipment, at cost	610,799	619,686
Less: accumulated depreciation and amortization	(180,520)	(211,951)
Net property and equipment	430,279	407,735

Goodwill	68,946	58,217
Other intangibles, net	98,116	48,169
Other assets, net	73,292	58,843
Noncurrent assets of discontinued operations	925	1,025
Total assets	$870,506	$796,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$2,096	$-
Accounts payable	33,798	33,896
Accrued expenses	57,483	58,763
Current maturities of long-term debt	26,461	18,897
Current portion of finance lease obligations	2,123	5,326
Current portion of operating lease obligations	14,247	18,179
Current portion of insurance and claims accrual	17,834	21,060
Total current liabilities	154,042	156,121

Long-term debt	163,195	90,367
Long-term portion of finance lease obligations	3,266	432
Long-term portion of operating lease obligations	39,278	46,428
Insurance and claims accrual	15,532	15,859
Deferred income taxes	99,625	98,716
Other long-term liabilities	12,204	7,494
Long-term liabilities of discontinued operations	3,700	4,100
Total liabilities	490,842	419,517
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,596,735 outstanding as of June 30, 2023; and 16,125,786 shares issued and 11,207,570 outstanding as of December 31, 2022	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	154,348	152,886
Treasury stock at cost; 5,529,051 and 4,918,216 shares as of June 30, 2023 and December 31, 2022, respectively	(131,402)	(106,500)
Accumulated other comprehensive income	1,042	1,086
Retained earnings	355,491	329,471
Total stockholders' equity	379,664	377,128
Total liabilities and stockholders' equity	$870,506	$796,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2023 and 2022

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
Revenues
Freight revenue	$243,704	$266,856	$477,126	$524,470
Fuel surcharge revenue	30,312	50,521	63,741	84,492
Total revenue	$274,016	$317,377	$540,867	$608,962

Operating expenses:
Salaries, wages, and related expenses	$101,280	$101,103	$200,439	$196,441
Fuel expense	31,428	48,484	65,519	83,986
Operations and maintenance	16,235	19,845	33,344	37,781
Revenue equipment rentals and purchased transportation	67,983	81,677	130,999	165,338
Operating taxes and licenses	3,317	2,740	6,780	5,480
Insurance and claims	11,043	13,627	23,736	22,806
Communications and utilities	1,215	1,214	2,499	2,384
General supplies and expenses	12,775	8,281	26,395	17,215
Depreciation and amortization	18,944	13,932	33,519	27,377
Gain on disposition of property and equipment, net	(1,987)	(399)	(11,778)	(566)
Total operating expenses	262,233	290,504	511,452	558,242
Operating income	11,783	26,873	29,415	50,720
Interest expense, net	2,124	766	2,893	1,321
Income from equity method investment	(5,381)	(7,076)	(11,324)	(13,861)
Income before income taxes	15,040	33,183	37,846	63,260
Income tax expense	2,897	8,657	9,218	16,567
Income from continuing operations, net of tax	12,143	24,526	28,628	46,693
Income from discontinued operations, net of tax	150	-	300	-
Net income	$12,293	$24,526	$28,928	$46,693

Basic income per share:
Income from continuing operations	$0.94	$1.58	$2.18	$2.91
Income from discontinued operations	0.01	-	0.02	-
Net income per share	$0.95	$1.58	$2.20	$2.91
Diluted income per share:
Income from continuing operations	$0.90	$1.56	$2.08	$2.86
Income from discontinued operations	0.01	-	0.02	-
Net income per share	$0.91	$1.56	$2.10	$2.86
Basic weighted average shares outstanding	12,939	15,514	13,150	16,058
Diluted weighted average shares outstanding	13,574	15,761	13,766	16,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and six months ended June 30, 2023 and 2022

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$12,293	$24,526	$28,928	$46,693

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($158) and ($44) in 2023 and ($198) and ($506) in 2022, respectively	452	580	127	1,480

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of $33 and $60 in 2023 and ($25) and ($61) in 2022, respectively	(93)	73	(171)	179

Total other comprehensive income (loss)	359	653	(44)	1,659

Comprehensive income	$12,652	$25,179	$28,884	$48,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2023 and 2022

(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Other comprehensive income	-	-	-	-	(403)	-	(403)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162
Net income	-	-	-	-	-	12,293	12,293
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,442)	(1,442)
Share repurchase	-	-	-	(4,683)	-	-	(4,683)
Other comprehensive income	-	-	-	-	359	-	359
Stock-based employee compensation expense	-	-	1,774	-	-	-	1,774
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(389)	354	-	-	(35)
Balances at June 30, 2023	$161	$24	$154,348	$(131,402)	$1,042	$355,491	$379,664

	For the Three and Six Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882
Net income	-	-	-	-	-	24,526	24,526
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(975)	(975)
Other comprehensive loss	-	-	-	-	653		653
Share repurchase	-	-	-	(28,565)	-	-	(28,565)
Stock-based employee compensation expense	-	-	1,855	-	-	-	1,855
Issuance of restricted shares, net	-	-	(1,053)	708	-	-	(345)
Balances at June 30, 2022	$161	$24	$151,238	$(65,492)	$353	$269,747	$356,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2023 and 2022

(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$28,928	$46,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	69	(26)
Reversal of gain on sales to equity method investee	(1)	(30)
Depreciation and amortization	33,519	27,377
Deferred income tax expense	1,840	620
Income tax expense arising from restricted share vesting and stock options exercised	(816)	(40)
Stock-based compensation expense	3,332	3,748
Income from equity method investment	(11,324)	(13,861)
Gain on disposition of property and equipment	(11,778)	(566)
Changes in operating assets and liabilities:
Receivables and advances	(13,225)	21,450
Prepaid expenses and other assets	(6,770)	2,074
Inventory and supplies	406	(638)
Insurance and claims accrual	(3,609)	(6,332)
Accounts payable and accrued expenses	(8,203)	(3,566)
Net cash flows provided by operating activities	12,368	76,903

Cash flows from investing activities:
Acquisition, net of cash acquired	(99,887)	(37,324)
Other investments	(1,448)	(12)
Purchase of property and equipment	(59,067)	(27,560)
Proceeds from disposition of property and equipment	47,073	1,931
Net cash flows used by investing activities	(113,329)	(62,965)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,096	(216)
Cash dividend	(2,908)	(2,022)
Proceeds from issuance of notes payable	44,673	35,917
Repayments of notes payable	(4,438)	(3,526)
Repayments of finance lease obligations	(3,508)	(4,295)
Proceeds under revolving credit facility	94,542	85,632
Repayments under revolving credit facility and draw note	(54,385)	(85,632)
Payment of contingent consideration liability	(9,187)	-
Proceeds from exercise of stock options	236	-
Payment of minimum tax withholdings on stock compensation	(1,520)	(380)
Common stock repurchased	(25,488)	(43,365)
Net cash flows provided (used) by financing activities	40,113	(17,887)

Net change in cash and cash equivalents	(60,848)	(3,949)

Cash and cash equivalents at beginning of period	68,665	8,412
Cash and cash equivalents at end of period	$7,817	$4,463

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 235,000 and 251,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended June 30, 2023, and 237,000 and 252,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended June 30, 2022. There were no and less than 1,000 unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2023. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2022. There were 400,000 and 365,000 shares issuable upon conversion of unvested employee stock options for the three and six months ended June 30, 2023 and 10,000 and 11,000 shares issuable upon conversion of unvested employee stock options for the three and six months ended June 30, 2022. There were no and 35,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2023 and 33,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2022. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerators:
Income from continuing operations	$12,143	$24,526	$28,628	$46,693
Income from discontinued operations	150	-	300	-
Net income	$12,293	$24,526	$28,928	$46,693
Denominator:
Denominator for basic income per share – weighted-average shares	12,939	15,514	13,150	16,058
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	235	237	251	252
Equivalent shares issuable upon conversion of unvested employee stock options	400	10	365	11
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,574	15,761	13,766	16,321

Basic income per share:
Income from continuing operations	$0.94	$1.58	$2.18	$2.91
Income from discontinued operations	0.01	-	0.02	-
Net income per share(1)	$0.95	$1.58	$2.20	$2.91
Diluted income per share:
Income from continuing operations	$0.90	$1.56	$2.08	$2.86
Income from discontinued operations	0.01	-	0.02	-
Net income per share	$0.91	$1.56	$2.10	$2.86
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. There were no fuel hedge derivatives outstanding as of June 30, 2023, or December 31, 2022.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	June 30, 2023	December 31, 2022	Input Level
Interest rate swaps	1,407	1,466	2
Contingent consideration	(19,031)	(17,023)	3

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  June 30, 2023, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years and up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, Inc.'s ("LTST's") former shareholders based on LTST's results during the first three post-acquisition years. Refer to Note 12, "Acquisition of Lew Thompson & Son Trucking, Inc.", for additional information regarding the LTST acquisition. We acquired AAT in February 2022 and LTST in April 2023. The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three and six months ended June 30, 2023, we paid none and $10.0 million, respectively, based on AAT's results for the first post-acquisition year. The fair value of the contingent consideration increased by $10.5 million and $1.5 million, for the three and six months ended June 30, 2023, respectively. Of the $10.5 million increase, $10.0 million was related to the initial recognition of the LTST additional consideration arrangement and $0.5 million was due to a change in the fair value for the AAT contingent consideration arrangement. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statement of cash flows. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2023:

	December 31, 2022	Additions	Adjustments to fair market value	Payments	June 30, 2023
Contingent consideration	$(17,023)	$(10,016)	$(1,992)	$10,000	$(19,031)

Note 4.	Discontinued Operations

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

The following table summarizes the results of our discontinued operations for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reversal of contingent loss liability	$(200)	$-	$(400)	$-
Income before income taxes	200	-	400	-
Income tax expense	50	-	100	-
Income from discontinued operations, net of tax	$150	$-	$300	$-

Reversal of contingent liability for the three and six months ended June 30, 2023 relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Noncurrent deferred tax asset	$925	$1,025
Noncurrent assets from discontinued operations	925	1,025
Total assets from discontinued operations	$925	$1,025

Liabilities:
Long-term contingent loss liability	$3,700	$4,100
Long-term liabilities of discontinued operations	3,700	4,100
Total liabilities from discontinued operations	$3,700	$4,100

There were no net cash flows related to discontinued operations for the three and six months ended June 30, 2023 and 2022.

Note 5.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and six months ended June 30, 2023 and 2022:

(in thousands)
Three Months Ended June 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$104,073	$81,194	$63,281	$25,468	$274,016
Intersegment revenue	3,915	-	-	-	3,915
Operating income	5,815	3,243	1,945	780	11,783

Six Months Ended June 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$204,969	$161,438	$124,155	$50,305	$540,867
Intersegment revenue	8,377	-	-	-	8,377
Operating income	15,091	10,390	3,163	771	29,415

Three Months Ended June 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$121,643	$96,767	$80,281	$18,686	$317,377
Intersegment revenue	1,006	-	-	-	1,006
Operating income	14,610	2,882	8,627	754	26,873

Six Months Ended June 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$220,440	$185,714	$166,432	$36,376	$608,962
Intersegment revenue	1,897	-	-	-	1,897
Operating income (loss)	23,941	5,523	19,458	1,798	50,720

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total external revenues for reportable segments	$274,016	$317,377	$540,867	$608,962
Intersegment revenues for reportable segments	3,915	1,006	8,377	1,897
Elimination of intersegment revenues	(3,915)	(1,006)	(8,377)	(1,897)
Total consolidated revenues	$274,016	$317,377	$540,867	$608,962

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2023 is unchanged since  December 31, 2022.

The net deferred tax liability of $98.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at June 30, 2023 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

On May 11, 2023, the Tennessee Works Tax Act was signed into law by Governor Lee. The most impactful change for the Company was the phase-in of a single-sales factor apportionment formula for the logistics and leasing companies that file in Tennessee. The motor carriers already apply a single-sales factor. This resulted in the Company recording a $1.0 million benefit during the quarter ended June 30, 2023.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$40,157	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 4.9% at June 30, 2023, and 4.7% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from October 2024 to June 2028, secured by related revenue equipment	25,194	104,578	17,656	71,267
Real estate notes; interest rate of 6.9% at June 30, 2023 and 5.8% at December 31, 2022 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,267	18,460	1,241	19,100
Total debt	26,461	163,195	18,897	90,367
Principal portion of finance lease obligations, secured by related revenue equipment	2,123	3,266	5,326	432
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	14,247	39,278	18,179	46,428
Total debt and lease obligations	$42,831	$205,739	$42,402	$137,227

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

We had $40.2 million borrowings outstanding under the Credit Facility as of June 30, 2023, undrawn letters of credit outstanding of approximately $21.6 million, and available borrowing capacity of $48.2 million. As of June 30, 2023, there were $40.0 million of base rate and $0.2 million of SOFR loans. Based on availability as of June 30, 2023 and 2022, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  October 2024 to June 2028. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $9.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2023, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the settlement of a dispute related to the sale of TFS (the "TFS Settlement"), in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025. Any amount outstanding under the Draw Note will accrue interest at a per annum rate equal to one and one-half (1.5) percentage points over LIBOR, provided, however, that LIBOR shall be deemed to be at least 0.25%. Accrued interest is due monthly and the outstanding principal balance is due on September 23, 2026. To secure our obligations under the TFS Settlement and the Draw Note, we pledged certain unencumbered revenue equipment with an estimated net orderly liquidation value of $60 million. The Draw Note includes usual and customary events of default for a facility of this nature and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the Draw Note may be accelerated. During the first quarter of 2021, we received an indemnification call from Triumph of $35.6 million related to the TFS Settlement, which was funded by drawing on the Draw Note. During the second quarter of 2021 we repaid $31.0 million of the borrowings under the Draw Note and during the third quarter of 2021 we repaid the remaining balance. As of June 30, 2023, there were no outstanding borrowings under the Draw Note.

Note 8.	Lease Obligations

The finance leases in effect at  June 30, 2023 terminate from  August 2023 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at June 30, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$257	$632	$513	$1,320
Interest on lease liabilities	57	98	66	222
Operating lease cost	4,639	7,210	9,245	12,647
Variable lease cost	388	88	885	109
Total lease cost	$5,341	$8,028	$10,709	$14,298

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	57	98	66	222
Operating cash flows from operating leases	3,329	7,298	7,178	12,756
Financing cash flows from finance leases	151	3,002	3,509	4,295
Right-of-use assets obtained in exchange for new finance lease liabilities	3,139	-	3,139	458
Right-of-use assets obtained in exchange for new operating lease liabilities	3,846	16,999	3,992	17,052
Weighted-average remaining lease term—finance leases (in years)	2.0
Weighted-average remaining lease term—operating leases (in years)	4.6
Weighted-average discount rate—finance leases	12.3%
Weighted-average discount rate—operating leases	9.9%

As of  June 30, 2023, and December 31, 2022, right-of-use assets of $52.0 million and $58.9 million for operating leases and $4.8 million and $5.3 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023 (1)	$9,149	$2,269
2024	18,388	857
2025	11,999	857
2026	8,399	857
2027	7,530	857
Thereafter	10,815	1,698
Total minimum lease payments	$66,280	$7,396
Less: amount representing interest	(12,755)	(2,007)
Present value of minimum lease payments	$53,525	$5,389
Less: current portion	(14,247)	(2,123)
Lease obligations, long-term	$39,278	$3,266

(1) Excludes the six months ended June 30, 2023.

Note 9.	Stock-Based Compensation

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the Board of Directors (the "Board"). On May 17, 2023, the stockholders, upon recommendation of the Board, approved the Third Amendment (the “Third Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Third Amendment (i) increased the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 575,000 shares, (ii) re-set the term of the plan to expire on May 1, 2033, and (iii) made other miscellaneous, administrative and conforming changes as necessary. The Incentive Plan includes (i) a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (ii) a double-trigger vesting requirement upon a change in control, and (iii) a maximum award granted or payable to any one participant under the Incentive Plan for a calendar year of 500,000 shares of Class A common stock or $4,000,000, in the event the award is paid in cash.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  June 30, 2023, there were 1,271,739 shares remaining of the 4,775,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.6 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively and expense of $3.0 million and $3.4 million for the six months ended June 30, 2023, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022. Of the stock compensation expense recorded for the three months ended  June 30, 2023 and June 30, 2022, $0.6 million and $1.0 million relates to restricted shares, respectively, and $1.0 million and $0.7 million relates to unvested employee stock options, respectively. Of the stock compensation expense recorded for the six months ended June 30, 2023 and June 30, 2022, $1.1 million and $2.1 million relates to restricted shares, respectively, and $1.9 million and $1.4 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2023, certain participants elected to forfeit receipt of an aggregate of 43,771 shares of Class A common stock at a weighted average per share price of $34.72 based on the closing price of our Class A common stock on the dates the shares vested in 2023, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $21.6 million and $23.9 million of outstanding and undrawn letters of credit as of June 30, 2023 and December 31, 2022. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS.

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

Transactions with TEL were not material for the three or six months ended June 30, 2023 and 2022.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2023 net income through June 30, 2023, or $11.3 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  June 30, 2023 and December 31, 2022 are as follows (in thousands):

Description:	Balance Sheet Line Item:	June 30, 2023	December 31, 2022
Accounts receivable from TEL	Driver advances and other receivables	$86	$9
Accounts payable to TEL	Accrued expenses	$413	$763
Investment in TEL	Other assets	$66,051	$54,727
Operating lease obligations	Current and long-term portion of operating lease obligations	$11,099	$13,825

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of June 30,	As of December 31,
	2023	2022
Total Assets	$599,243	$480,724
Total Liabilities	473,747	377,548
Total Equity	$125,496	$103,177

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$37,124	$33,857	$77,269	$66,096
Cost of Sales	3,325	5,645	10,330	10,118
Operating Expenses	19,903	11,754	39,296	24,028
Operating Income	13,896	16,458	27,643	31,950
Net Income	$10,873	$14,728	$22,319	$28,386

Note 12.	Acquisition of Lew Thompson & Son Trucking, Inc.

On April 26, 2023, we acquired 100% of the outstanding stock of LTST and related entities, headquartered in Huntsville, AR. LTST is a dedicated contract carrier specializing in poultry feed and live haul transportation in Northwest Arkansas and surrounding areas and was acquired to expand the Dedicated reportable segment into this niche market. The acquisition date fair value of the consideration transferred was $109.9 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $30.0 million based on LTST's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first, second, and third calendar years following closing. The total purchase, including any earnout achieved, is expected to range from $109.9 million to $129.9 million depending on the results achieved by LTST.

LTST's results have been included in the condensed consolidated financial statements since the date of acquisition and are reported within our Dedicated reportable segment.

The acquisition date fair value of the consideration transferred consisted of the following:

April 26, 2023
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$100,726
Cash acquired included in historical book value of LTST's assets and liabilities	(839)
Contingent consideration	10,016
Net purchase price	$109,903

The contingent consideration arrangement requires us to pay up to $30.0 million of additional consideration to LTST's former shareholders based on LTST's results during the first three calendar years following closing. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The allocation of the preliminary purchase price is subject to change based on finalization of the valuation of long-lived and intangible assets and contingent consideration, as well as our ongoing evaluation of LTST’s accounting principles for consistency with ours.

A determination on whether to make a 338(h)10 election has not yet been made.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

April 26, 2023
Accounts receivable	$5,135
Driver advances and other receivables	794
Inventory and supplies	1,015
Prepaid expenses	561
Net property and equipment	43,121
Other assets, net	120
Other intangibles, net	52,870
Total identifiable assets acquired	103,616

Accounts payable	(565)
Accrued expenses	(1,322)
Current portion of operating lease obligations	(396)
Current portion of insurance and claims accrual	(56)
Long-term portion of operating lease obligations	(2,103)
Total liabilities assumed	(4,442)
Net identifiable assets acquired	99,174
Goodwill	10,729
Net assets acquired	$109,903

Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the LTST acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment, and may change as a result of our ongoing evaluation of LTST’s accounting principles for consistency with ours. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date to the periods ended June 30, 2023 are as follows:

(in thousands)	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Total revenue	$10,809	$10,809
Net income	$1,878	$1,878

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2023 and 2022 assume that the acquisition of LTST occurred as of January 1, 2022:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$279,421	$333,441	$562,485	$641,090
Net income	$12,976	$26,430	$31,659	$50,500
Basic net income per share	$1.00	$1.70	$2.41	$3.14
Diluted net income per share	$0.96	$1.68	$2.30	$3.09

The pro forma financial information for all periods presented above has been calculated after adjusting the results of LTST to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2022. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2022.

Note 13.	Acquisition of AAT Carriers, Inc.

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

The contingent consideration arrangement requires us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Refer to Note 3, "Fair Value of Financial Instruments" for information regarding changes in the contingent consideration arrangement.

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

The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the periods ended June 30, 2023 and 2022 are as follows:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$9,500	$8,421	$20,299	$12,587
Net income	$2,059	$2,866	$6,244	$4,853

Note 14.	Goodwill and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $2.9 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  June 30, 2023 and  December 31, 2022 is as follows:

(in thousands)	June 30, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,165)	$2,337
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	6,500	(3,935)	2,565	118
Non-Compete agreement:
Dedicated	4,670	(195)	4,475
Total non-compete agreement	4,670	(195)	4,475	46
Customer relationships:
Dedicated	60,172	(6,315)	53,857
Managed Freight	1,692	(705)	987
Warehousing	12,436	(5,182)	7,254
Total customer relationships:	74,300	(12,202)	62,098	171
Credentialing:
Expedited	32,000	(3,022)	28,978	163
Total credentialing	32,000	(3,022)	28,978
Total other intangible assets	$117,470	$(19,354)	$98,116	161

(in thousands)	December 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,277)	8,795
Managed Freight	1,692	(635)	1,057
Warehousing	12,436	(4,663)	7,773
Total customer relationships:	28,200	(10,575)	17,625	90
Credentialing:
Expedited	32,000	(1,956)	30,044	169
Total credentialing	32,000	(1,956)	30,044
Total other intangible assets	$64,600	$(16,431)	$48,169	138

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2023 (1)	4,286
2024	8,573
2025	8,573
2026	8,573
2027	7,794
Thereafter	59,817

(1) Excludes the six months ended June 30, 2023.

The carrying amount of goodwill and other intangible assets for 2023 is subject to change upon the completion of the purchase accounting for the LTST acquisition. The carrying amount of goodwill increased to $68.9 million at June 30, 2023 from $58.2 million at December 31, 2022. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	June 30, 2023
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2022	$15,699	$15,320	$5,448	$21,750
Acquired goodwill for LTST	-	10,729	-	-
Goodwill	$15,699	$26,049	$5,448	$21,750

Note 15.	Equity

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

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Since May 2022, we have repurchased a total of 2.7 million shares of our Class A common stock. There were no additional repurchases made through August 7, 2023.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Portfolio, the contingent consideration related to our purchase of AAT and LTST, and the future impact of our acquisition of Lew Thompson & Son, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Form 10-Q for the quarter ended March 31, 2023 and our Form 10-K for the year ended December 31, 2022. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in the Form 10-Q for the quarter ended March 31, 2023 and our Form 10-K for the year ended December 31, 2022, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The freight market, consisting of a combination of freight rates and volumes, remained challenging throughout the second quarter. While the 2023 results of $0.91 per diluted share fall short of our 2022 results, we are pleased with both our results and the resiliency of our model in what we believe to be the trough of the freight cycle. Additionally, on April 26, 2023, we acquired Lew Thompson & Son Trucking, Inc. and related entities ("LTST"). LTST is a dedicated contract carrier specializing in poultry feed and live haul transportation in Northwest Arkansas and surrounding areas. We believe the acquisition is another strong step toward building a more diversified and resilient operating model.

Our asset-based reportable segments, Expedited and Dedicated, contributed approximately 68% of total revenue, 93% of operating income, 63% of total freight revenue, and 88% of adjusted operating income in the quarter. Freight revenue for our Expedited reportable segment declined compared to the second quarter of last year as we intentionally reduced the fleet size in response to reduced volumes of available freight with expedited service requirements. Our Dedicated reportable segment also experienced reduced revenue with approximately 14.8% fewer tractors year over year as we continue to exit underperforming business, partially offset by the addition of approximately 144 weighted average tractors as a result of the acquisition of LTST.

Our asset-light reportable segments contributed approximately 32% of total revenue, 7% of operating income, 37% of total freight revenue, and 12% of adjusted operating income in the quarter. Compared to a year ago, Managed Freight experienced significant reductions in both revenue and profitability as a result of reduced volumes of high-margin overflow freight from both the Expedited and Dedicated reportable segments compared to the second quarter of 2022. Warehousing was able to grow revenue through new customer startups while margins remained relatively even compared to the second quarter of 2022. We are working to increase the operating income and related margins in each of these reportable segments through focused sales efforts within managed freight and proposed customer rate increases with existing customers within Warehousing.

Additional items of note for the second quarter of 2023 include the following:

●

Total revenue of $274.0 million, a decrease of 13.7% compared with the second quarter of 2022, and freight revenue (which excludes revenue from fuel surcharges) of $243.7 million, a decrease of 8.7% compared with the second quarter of 2022;

●	Operating income of $11.8 million, compared with $26.9 million in the second quarter of 2022;

●

Net income of $12.3 million, or $0.91 per diluted share, compared with $24.5 million, or $1.56 per diluted share, in the second quarter of 2022. Net income from continuing operations of $12.1 million, or $0.90 per diluted share, compared to $24.5 million or $1.56 per diluted share, in the second quarter of 2022. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.0 million, or $0.00 per diluted share, in the second quarter of 2022;

●	38% of consolidated total revenue was in our Expedited reportable segment, as compared to 38% in the second quarter of 2022;

●

Our Managed Freight reportable segment’s total revenue decreased to $63.3 million in the 2023 quarter from $80.3 million in the 2022 quarter and the reportable segment had an operating income of $2.0 million in the 2023 quarter compared to $8.6 million in the 2022 quarter;

●	Our equity investment in TEL provided $5.4 million of pre-tax earnings in the second quarter of 2023 compared to $7.1 million in the second quarter of 2022;

●	We distributed a total of $1.4 million to stockholders through dividends;

●	Since December 31, 2022, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $140.9 million to $187.2 million, primarily due to the approximately $99.9 million net cash paid in the acquisition of LTST, acquisition of new revenue equipment, and repurchasing $25.3 million of our outstanding Class A Common Stock under the stock repurchase program. With available borrowing capacity of $48.2 million under our Credit Facility at June 30, 2023 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of June 30, 2023 was 1.68;

●	Stockholders' equity at June 30, 2023, was $379.7 million; and

●	Tangible book value at June 30, 2023, was $212.6 million.

Outlook

We are optimistic about the future but remain cautious about the pace of recovery in the freight market. Our team is intensely focused on capital allocation and cost control across our entire enterprise. We believe our more resilient operating model, together with the steps we are taking to reduce costs and inefficiencies, will continue to mitigate a portion of our historical volatility throughout economic and freight market cycles. Overall, I am pleased with our current position, which features a moderately-leveraged balance sheet, ample liquidity and a reduction of approximately 14% of the diluted weighted average shares outstanding compared to a year ago. We will remain focused on growing our market share, continuing to improve our operations, and becoming a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation.

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

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2023	OR %	2022	OR %	2023	OR %	2022	OR %
Total revenue	$274,016		$317,377		$540,867		$608,962
Total operating expenses	262,233	95.7%	290,504	91.5%	511,452	94.6%	558,242	91.7%
Operating income	$11,783		$26,873		$29,415		$50,720

Adjusted Operating Ratio:	2023	Adj. OR %	2022	Adj. OR %	2023	Adj. OR %	2022	Adj. OR %
Total revenue	$274,016		$317,377		$540,867		$608,962
Fuel surcharge revenue	(30,312)		(50,521)		(63,741)		(84,492)
Freight revenue (total revenue, excluding fuel surcharge)	243,704		266,856		477,126		524,470

Total operating expenses	262,233		290,504		511,452		558,242
Adjusted for:
Fuel surcharge revenue	(30,312)		(50,521)		(63,741)		(84,492)
Amortization of intangibles	(1,802)		(1,476)		(2,922)		(2,064)
Gain on disposal of terminals, net	-		-		7,627		-
Contingent consideration liability adjustment	(492)		-		(1,992)		-
Transaction and executive retirement	(2,158)		-		(2,158)		-
Adjusted operating expenses	227,469	93.3%	238,507	89.4%	448,266	94.0%	471,686	89.9%
Adjusted operating income	$16,235		$28,349		$28,860		$52,784

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

In our Expedited and Dedicated reportable segments, we primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. AAT’s results are reported within our Expedited reportable segment and LTST's results are reported within our Dedicated reportable segment. The main factors that could affect our Expedited and Dedicated revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Our main measures of profitability are operating ratio and adjusted operating ratio. We define adjusted operating ratio as operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. See page [23] for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At June 30, 2023, we operated 2,132 tractors and 5,855 trailers. Of such tractors, 1,795 were owned, 223 were financed under operating leases, and 114 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 5,577 were owned, 57 were financed under finance type leases, and 221 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At June 30, 2023, our fleet had an average tractor age of 2.2 years and an average trailer age of 6.0 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2023 TO three and six months ended June 30, 2022

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Freight revenue	$243,704	$266,856	$477,126	$524,470
Fuel surcharge revenue	30,312	50,521	63,741	84,492
Total revenue	$274,016	$317,377	$540,867	$608,962

The decrease in total revenue primarily resulted from a $17.0 million, $6.8 million, and $6.2 million decrease in Managed Freight, Expedited, and Dedicated freight revenue, respectively, partially offset by a $6.8 million increase in Warehousing freight revenue, for the three months ended June 30, 2023 and a $42.3 million, $13.2 million, and $5.7 million decrease in Managed Freight, Dedicated, and Expedited freight revenue, respectively, partially offset by a $13.9 million increase in Warehousing freight revenue for the six months ended June 30, 2023.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Salaries, wages, and related expenses	$101,280	$101,103	$200,439	$196,441
% of total revenue	37.0%	31.9%	37.1%	32.3%
% of freight revenue	41.6%	37.9%	42.0%	37.5%

Salaries, wages, and related expenses for the three and six months ended June 30, 2023, increased on a dollars basis primarily as the result of driver and non-driver, including shop technicians, pay and benefits increases, as well as executive retirement costs, partially offset by reduced miles since the same 2022 periods.

We believe salaries, wages, and related expenses will continue to increase on a year-over-year basis for the remainder of 2023 as a result of driver pay changes put in place when the driver market was tight. Driver pay may also fluctuate based on the number of miles driven. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fuel expense	$31,428	$48,484	$65,519	$83,986
% of total revenue	11.5%	15.3%	12.1%	13.8%
% of freight revenue	12.9%	18.2%	13.7%	16.0%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $1.60 per gallon, or 29.0%, lower for the quarter ended June 30, 2023 compared with the same quarter in 2022.

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

Net fuel expense is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total fuel surcharge	$30,312	$50,521	$63,741	$84,492
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	2,174	3,367	4,433	5,589
Company fuel surcharge revenue	$28,138	$47,154	$59,308	$78,903
Total fuel expense	$31,428	$48,484	$65,519	$83,986
Less: Company fuel surcharge revenue	28,138	47,154	59,308	78,903
Net fuel expense	$3,290	$1,330	$6,211	$5,083
% of freight revenue	1.4%	0.5%	1.3%	1.0%

For the periods presented, net fuel expense increased as a percentage of freight revenue primarily due to lower fuel surcharge recovery partially offset by lower fuel prices. There were no diesel fuel hedge gains or losses for the quarter ended June 30, 2023 or 2022. As of June 30, 2023, we had no remaining fuel hedging contracts.

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

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operations and maintenance	$16,235	$19,845	$33,344	$37,781
% of total revenue	5.9%	6.3%	6.2%	6.2%
% of freight revenue	6.7%	7.4%	7.0%	7.2%

The decreases in operations and maintenance for the three and six months ended June 30, 2023 were primarily related to having fewer new drivers, a smaller average fleet in 2023, and reduced maintenance costs as a result of a decrease in the average age of equipment as compared to the prior year periods.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue equipment rentals and purchased transportation	$67,983	$81,677	$130,999	$165,338
% of total revenue	24.8%	25.7%	24.2%	27.2%
% of freight revenue	27.9%	30.6%	27.5%	31.5%

The decreases in revenue equipment rentals and purchased transportation for the three and six months ended June 30, 2023 were primarily the result of a reduction in purchased transportation costs as a result of the softening freight market, as well as a reduction in leased revenue equipment compared to the prior periods as the result of largely transitioning from tractors held under operating leases to owned tractors in 2022. Additionally, the percentage of the total miles run by independent contractors increased from 6.6% for the three months ended June 30, 2022 to 7.4% for the same 2023 period and from 6.7% for the six months ended June 30, 2022 to 6.9% for the same 2023 period partially offsetting this decrease.

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

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating taxes and licenses	$3,317	$2,740	$6,780	$5,480
% of total revenue	1.2%	0.9%	1.3%	0.9%
% of freight revenue	1.4%	1.0%	1.4%	1.0%

For the periods presented, the change in operating taxes and licenses were insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Insurance and claims	$11,043	$13,627	$23,736	$22,806
% of total revenue	4.0%	4.3%	4.4%	3.7%
% of freight revenue	4.5%	5.1%	5.0%	4.3%

Insurance and claims per mile cost decreased to 16.5 cents per mile for the three months ended June 30, 2023 compared to 19.8 cents per mile for the same 2022 quarter and increased to 18.4 cents per mile for the six months ended June 30, 2023 compared to 16.1 cents per mile for the same 2022 period. The decrease for the quarter is the result of improved claims experience compared to the same 2022 quarter while the increase for the six months ended June 30, 2023 are primarily the result of a small number of prior period claims, as well as claims experienced during the first quarter of 2023.

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

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Communications and utilities	$1,215	$1,214	$2,499	$2,384
% of total revenue	0.4%	0.4%	0.5%	0.4%
% of freight revenue	0.5%	0.5%	0.5%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General supplies and expenses	$12,775	$8,281	$26,395	$17,215
% of total revenue	4.7%	2.6%	4.9%	2.8%
% of freight revenue	5.2%	3.1%	5.5%	3.3%

The increases in general supplies and expenses for the three and six months ended June 30, 2023 were primarily the result of acquisition costs, new leased spaces for our Warehousing reportable segment, and the increase in the contingent consideration liability since the 2022 periods.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation and amortization	$18,944	$13,932	$33,519	$27,377
% of total revenue	6.9%	4.4%	6.2%	4.5%
% of freight revenue	7.8%	5.2%	7.0%	5.2%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $4.7 million and $5.3 million to $17.1 million and $30.6 million for the three and six months ended June 30, 2023, respectively, compared to $12.5 million and $25.3 million in the same 2022 periods as a result of increased costs on new equipment partially offset by reduced total tractor count. Amortization of intangible assets was $1.8 million and $2.9 million for three and six months ended June 30, 2023, respectively, compared to $1.5 million and $2.1 million for the same 2022 periods. The increase for the three and six months ended June 30, 2023 is due to the amortization of the intangible asset related to the AAT and LTST acquisitions.

We expect depreciation and amortization to increase compared to 2022 as the cost of new equipment increases and we implement our 2023 revenue equipment replacement plan, we largely transitioned from tractors held under operating leases to tractors owned in 2022, and as a result of the year-over-year impact of the LTST acquisition. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

Gain on disposition of property and equipment, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gain on disposition of property and equipment, net	$(1,987)	$(399)	$(11,778)	$(566)
% of total revenue	(0.7%)	(0.1%)	(2.2%)	(0.1%)
% of freight revenue	(0.8%)	(0.1%)	(2.5%)	(0.1%)

The increases in gain on disposition of property and equipment, net for the three and six months ended June 30, 2023 are primarily the result of an increase in the sale of used equipment compared to the 2022 period and, for the six months ended June 30, 2023, the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023. While we expect sales of used equipment to continue to be elevated through the remainder of 2023, we expect sequential reductions in the gain on disposition of equipment due to the soft used equipment market.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense, net	$2,124	$766	$2,893	$1,321
% of total revenue	0.8%	0.2%	0.5%	0.2%
% of freight revenue	0.9%	0.3%	0.6%	0.3%

For the periods presented, the changes in interest expense, net were insignificant both as a percentage of total revenue and freight revenue.

Going forward, we expect interest expense, net to increase due to an increase in borrowings under our Credit Facility related to our April 26, 2023 acquisition of LTST. Additionally, this line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income from equity method investment	$5,381	$7,076	$11,324	$13,861

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decreases in TEL's contributions to our results for the three and six months ended June 30, 2023 were primarily the result of a reduction on gain on sale of revenue equipment compared to the 2022 periods. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's net income to decrease sequentially for the remainder of 2023 due to the soft used equipment market.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income tax expense	$2,897	$8,657	$9,218	$16,567
% of total revenue	1.1%	2.7%	1.7%	2.7%
% of freight revenue	1.2%	3.2%	1.9%	3.2%

The decreases in income tax expense were primarily related to the $18.1 million and $25.4 million decrease in pre-tax income in the three and six months ended June 30, 2023, respectively, compared to the same 2022 periods, resulting from the aforementioned decreases in operating income and earnings on investment in TEL.

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

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and six months ended June 30, 2023 TO three and six months ended June 30, 2022

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Expedited	$104,073	$121,643	$204,969	$220,440
Dedicated	81,194	96,767	161,438	185,714
Managed Freight	63,281	80,281	124,155	166,432
Warehousing	25,468	18,686	50,305	36,376
Total revenues	$274,016	$317,377	$540,867	$608,962

Operating Income:
Expedited	$5,815	$14,610	$15,091	$23,941
Dedicated	3,243	2,882	10,390	5,523
Managed Freight	1,945	8,627	3,163	19,458
Warehousing	780	754	771	1,798
Total operating income	$11,783	$26,873	$29,415	$50,720

The decrease in Expedited revenue for the three months ended June 30, 2023 relates to a decrease in average freight revenue per tractor per week of 1.7%, a $10.8 million decrease in fuel surcharge revenue compared to the 2022 quarter, and a 51 (or 5.7%) average tractor decrease. The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2023 is the result of a 24.0 cents per mile (or 10.3%) decrease in average rate per total mile, partially offset by a 9.5% increase in average miles per unit compared to the 2022 quarter. Expedited team-driven tractors averaged 789 tractors in the second quarter of 2023 and 2022.

For the six months ended June 30, 2023, the decrease in Expedited revenue relates to a 33 (or 3.7%) average tractor decrease partially offset by an increase in average freight revenue tractor per week of 0.4% compared to the same 2022 period. The increase in average freight revenue per tractor per week for the six months ended June 30, 2023 is the result of a 6.9% increase in average miles per unit and a 14.0 cents per mile (or 6.1%) increase in average rate per total mile compared to the same 2022 period. Expedited team-driven tractors averaged 786 for the six months ended June 30, 2023, and 2022.

The decrease in Dedicated revenue for the three months ended June 30, 2023 relates to a $9.3 million decrease in fuel surcharge revenue and a 217, or 14.8% average tractor decrease, partially offset by a 4.7% increase in average miles per unit, partially offset by an increase in average freight revenue per tractor per week compared to the 2022 quarter as the result of a 7.4 cents per mile (or 2.7%) increase in average rate per total mile compared to the 2022 quarter. Average tractors decreased 217 tractors, or 14.8% as compared to the three months ended June 30, 2022, as a result of exiting underperforming contracts.

For the six months ended June 30, 2023, the decrease in Dedicated revenue relates to a 205 (or 14.1%) average tractor decrease partially offset by an increase in average freight revenue tractor per week of 6.1% compared to the same 2022 period. The increase in average freight revenue per tractor per week for the six months ended June 30, 2023 is the result of a 2.0% increase in average miles per unit and a 10.0 cents per mile (or 3.9%) increase in average rate per total mile compared to the same 2022 period.

For the three and six months ended June 30, 2023, Managed Freight total revenue decreased primarily as a result of reduced volumes of overflow freight from both Expedited and Dedicated truckload operations. With the softening freight market, we anticipate the revenue attributable to overflow freight may continue to decline.

For the three and six months ended June 30, 2023, Warehousing total revenue increased as a result of period-over-period new customer business.

The decrease in operating income for the three months ended June 30, 2023, was the result of the decrease in total revenue described above and a $6.8 million increase in Warehousing operating expenses, partially offset by a $15.9 million, $10.3 million, and $8.8 million decrease in Dedicated and Managed Freight and Expedited operating expenses, respectively. For the six months ended June 30, 2023, the decrease in operating income was the result of the decrease in total revenue described above and a $15.0 million increase in Warehousing operating expenses, partially offset by a $29.1 million, $26.0 million, and $6.6 million decrease in Dedicated, Managed Freight, and Expedited operating expenses, respectively.

The decreases in Expedited operating income for the three and six months ended June 30, 2023 were primarily the result of the aforementioned decreases in revenue partially offset by decreases in Expedited operating expenses. The decreases in Expedited operating expenses for the three and six months ended June 30, 2023 were primarily the result of decreased fuel costs, improved gain on sale of equipment, and decreased maintenance and parts costs partially offset by increases in depreciation expense as a result of our equipment trade cycle and increases in the contingent consideration liability since the 2022 periods. Additionally for the six months ended June 30, 2023, the decrease in Expedited operating expenses is partially offset by an increase in driver and non-driver pay compared to the same 2022 period. The increases in Dedicated operating income for the three and six months ended June 30, 2023 were primarily the result of a decrease in Dedicated operating expenses partially offset by the aforementioned decrease in revenue. The decreases in Dedicated operating expenses for the three and six months ended June 30, 2023 is primarily the result of averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, reduced use of third-party purchased transportation, and improved gain on sale of equipment as compared to the 2022 period. These decreases were partially offset by acquisition costs and increased depreciation expense as a result of our equipment trade cycle. Additionally, for the six months ended June 30, 2023, Expedited and Dedicated operating expenses were reduced as a result of the sale of a Tennessee terminal.

The decreases in operating income for Managed Freight for the three and six months ended June 30, 2023 were primarily the result of the aforementioned decreases in revenue partially offset by decreases in Managed Freight operating expenses. The decreases in Managed Freight operating expenses were primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. Additionally, the decrease in operating expenses for the six months ended June 30, 2023 was partially offset by a small number of prior period claims. The increases in Warehousing operating expenses for the three and six months ended June 30, 2023, were a result of leased space for new business and pay increases, partially offset by a reduction in outsourced labor since the 2022 periods. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $44.9 million and $66.5 million at June 30, 2023 and December 31, 2022, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 2.2 years at June 30, 2023, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2023 and December 31, 2022 we had $248.6 million and $179.6 million in debt and lease obligations, respectively, consisting of the following:

●	$40.1 million and no outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$129.8 million and $88.9 million in revenue equipment installment notes, respectively;

●	$19.7 million and $20.3 million in real estate notes, respectively;

●	$5.4 million and $5.8 million of the principal portion of financing lease obligations, respectively; and

●	$53.5 million and $64.6 million of the operating lease obligations, respectively.

The increase in borrowings under the Credit Facility is due to the acquisition of LTST and repurchasing $25.3 million of our outstanding Class A Common Stock under the stock repurchase program. The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as part of our trade cycle. The decrease in the finance lease and operating lease obligations was primarily due to amortization of the lease liability.

As of June 30, 2023, we had $40.2 million borrowings outstanding, undrawn letters of credit outstanding of approximately $21.6 million, and available borrowing capacity of $48.2 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the six months ended June 30, 2023 totaled $111.9 million of expenditures, as compared to $63.0 million of expenditures for the prior year period. During the six months ended June 30, 2023, we took delivery of approximately 234 new tractors and 262 new trailers, while disposing of approximately 321 used tractors and 175 used trailers. Our current fleet plan for fiscal 2023 includes the delivery of an additional 454 new company replacement tractors and 357 additional new trailer deliveries. Net gains on disposal of equipment and real estate in the six months ended June 30, 2023 were $11.8 million compared to $0.6 million in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period and the aforementioned disposal of revenue equipment as part of our trade cycle. For the balance of 2023, our baseline expectation for net capital expenditures is $45 million to $55 million. Our capital investment plan reflects our priorities of improving operational uptime, lowering operating costs, and maintaining a driver-friendly fleet. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $2.9 million to stockholders in the first six months of 2023 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $12.4 million for the six months ended June 30, 2023, compared to $76.9 million for the same 2022 period, primarily due to an increase in receivables and driver advances as a result of an increase in our average receivable days outstanding and a $17.8 million decrease in net income, as well as decreases to non-cash expenses compared to the prior year period.

Net cash flows used by investing activities were $113.3 million for the six months ended June 30, 2023, compared to $63.0 million used in the same 2022 period. The change in net cash flows used by investing activities was primarily due to the April 2023 acquisition of LTST and the timing of our trade cycle whereby we took delivery of approximately 234 new tractors and 262 new trailers, while disposing of approximately 321 used tractors and 175 used trailers during the 2023 period compared to delivery of 115 new tractors and no new trailers, while disposing of approximately 35 used tractors and no used trailers in the same 2022 period. The 2022 period includes the February 2022 acquisition of AAT.

Net cash flows provided by financing activities were approximately $40.1 million for the six months ended June 30, 2023, compared to $17.9 million used in the same 2022 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds relating to notes payable, and our Credit Facility of $76.9 million in the 2023 period compared to net proceeds of $32.4 million in the 2022 period, the repurchase of $25.4 million of shares of our Class A common stock during the 2023 period compared to $43.3 million during the same 2022 period, as well as the payment of approximately $2.9 million in dividends during the 2023 period compared to $2.0 million during the same 2022 period.

Net cash flows provided by operating activities and used by financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Since May 2022, we have repurchased a total of 2.7 million shares of our Class A common stock. No additional shares were repurchased through August 7, 2023.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2023, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2022.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, as a result of the deficiency described below.

The deficiency identified in our disclosure controls and procedures was that our review of the calculation of the significance of our acquisition of LTST did not identify than an incorrect input was used within the significance determination. As a result of this incorrect input, we did not identify the need to provide certain audited financial statements and related pro forma information for LTST on Form 8-K. This did not impact our current financial reporting or the Company’s current or historical financial statements. On April 27, 2023, we filed a Form 8-K disclosing our acquisition of LTST (the "Original Form 8-K"). On August 3, 2023, we filed an amendment to the Original Form 8-K, confirming that such financial statements, to the extent required, will be filed as an amendment to the Original Form 8-K as soon as they are available.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 10, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-Q for the quarter ended March 31, 2023 and Form 10-K for the year ended December 31, 2022, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2023	129,320	$34.71	129,320	$32,620,200
May 1-31, 2023	-	-	-	32,620,200
June 1-30, 2023	-	-	-	32,620,200
Total	129,320		129,320	$32,620,200

(1)	On May 18, 2022, our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.1 million shares of our Class A common stock for $2.9 million during January 2023. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $2.9 million to stockholders in the first six months of 2023 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the second quarter of 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	(3)*	Second Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan
10.2	#*	Retirement Agreement, by and between Joey B. Hogan and Transport Management Services, LLC, dated as of May 22, 2023
10.3	#*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of May 17, 2023
10.4	(4)**	Stock Purchase Agreement, dated April 26, 2023, by and among Landair Holdings, Inc., Covenant Logistics Group, Inc., Lew Thompson & Son Trucking, Inc. and related entities, and the stockholders of Lew Thompson & Son Trucking, Inc. and related entities
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021.
(3)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 14, 2023 in connection with the 2023 Annual Meeting of Stockholders.
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A, filed August 3, 2023.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 9, 2023	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer