Form 10-Q
period 2023-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2023-11-09
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 2023).

Class A Common Stock, $.01 par value: 10,596,735 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,388	$68,665
Accounts receivable, net of allowance of $2,729 in 2023 and $2,934 in 2022	154,187	119,770
Drivers' advances and other receivables, net of allowance of $590 in 2023 and $585 in 2022	4,377	3,798
Inventory and supplies	4,863	3,516
Prepaid expenses	17,097	15,746
Assets held for sale	14,061	5,956
Income taxes receivable	-	4,838
Other short-term assets	533	367
Total current assets	202,506	222,656

Property and equipment, at cost	613,086	619,686
Less: accumulated depreciation and amortization	(169,168)	(211,951)
Net property and equipment	443,918	407,735

Goodwill	73,154	58,217
Other intangibles, net	101,987	48,169
Other assets, net	70,134	58,843
Noncurrent assets of discontinued operations	459	1,025
Total assets	$892,158	$796,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$771	$-
Accounts payable	34,199	33,896
Accrued expenses	67,797	58,763
Current maturities of long-term debt	30,932	18,897
Current portion of finance lease obligations	758	5,326
Current portion of operating lease obligations	14,596	18,179
Current portion of insurance and claims accrual	22,296	21,060
Total current liabilities	171,349	156,121

Long-term debt	153,641	90,367
Long-term portion of finance lease obligations	5,506	432
Long-term portion of operating lease obligations	35,492	46,428
Insurance and claims accrual	13,034	15,859
Deferred income taxes	103,202	98,716
Other long-term liabilities	14,076	7,494
Long-term liabilities of discontinued operations	1,835	4,100
Total liabilities	498,135	419,517
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,596,735 outstanding as of September 30, 2023; and 16,125,786 shares issued and 11,207,570 outstanding as of December 31, 2022	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	156,232	152,886
Treasury stock at cost; 5,529,051 and 4,918,216 shares as of September 30, 2023 and December 31, 2022, respectively	(131,402)	(106,500)
Accumulated other comprehensive income	1,447	1,086
Retained earnings	367,561	329,471
Total stockholders' equity	394,023	377,128
Total liabilities and stockholders' equity	$892,158	$796,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2023 and 2022

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
Revenues
Freight revenue	$253,377	$266,599	$730,503	$791,069
Fuel surcharge revenue	35,344	45,240	99,085	129,732
Total revenue	$288,721	$311,839	$829,588	$920,801

Operating expenses:
Salaries, wages, and related expenses	$102,314	$104,537	$302,753	$300,980
Fuel expense	35,173	42,471	100,692	126,457
Operations and maintenance	16,984	22,468	50,328	60,248
Revenue equipment rentals and purchased transportation	72,046	78,943	203,045	244,281
Operating taxes and licenses	3,381	3,238	10,161	8,718
Insurance and claims	13,074	12,947	36,810	35,752
Communications and utilities	1,254	1,339	3,753	3,723
General supplies and expenses	11,774	11,201	38,169	28,416
Depreciation and amortization	18,182	14,357	51,701	41,734
Gain on disposition of property and equipment, net	(602)	(38,721)	(12,380)	(39,287)
Total operating expenses	273,580	252,780	785,032	811,022
Operating income	15,141	59,059	44,556	109,779
Interest expense, net	2,637	935	5,530	2,256
Income from equity method investment	(5,335)	(7,400)	(16,659)	(21,261)
Income before income taxes	17,839	65,524	55,685	128,784
Income tax expense	4,483	15,563	13,701	32,130
Income from continuing operations, net of tax	13,356	49,961	41,984	96,654
Income from discontinued operations, net of tax	150	525	450	525
Net income	$13,506	$50,486	$42,434	$97,179

Basic income per share:
Income from continuing operations	$1.03	$3.47	$3.21	$6.24
Income from discontinued operations	0.01	0.04	0.03	0.03
Net income per share	$1.04	$3.50	$3.24	$6.27
Diluted income per share:
Income from continuing operations	$0.98	$3.36	$3.06	$6.09
Income from discontinued operations	0.01	0.04	0.03	0.03
Net income per share	$0.99	$3.39	$3.09	$6.12
Basic weighted average shares outstanding	12,947	14,405	13,082	15,495
Diluted weighted average shares outstanding	13,679	14,892	13,739	15,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and nine months ended September 30, 2023 and 2022

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$13,506	$50,486	$42,434	$97,179

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($177) and ($221) in 2023 and ($262) and ($768) in 2022, respectively	505	751	632	2,231

Reclassification of cash flow hedge (gains) losses into statement of operations, net of tax of $35 and $95 in 2023 and ($3) and ($64) in 2022, respectively	(100)	9	(271)	188

Total other comprehensive income	405	760	361	2,419

Comprehensive income	$13,911	$51,246	$42,795	$99,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2023 and 2022

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Other comprehensive income	-	-	-	-	(403)	-	(403)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Exercise of stock options	-	-	-	-	-	-	-
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162
Net income	-	-	-	-	-	12,293	12,293
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,442)	(1,442)
Share repurchase	-	-	-	(4,683)	-	-	(4,683)
Other comprehensive income	-	-	-	-	359	-	359
Stock-based employee compensation expense	-	-	1,774	-	-	-	1,774
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(389)	354	-	-	(35)
Balances at June 30, 2023	$161	$24	$154,348	$(131,402)	$1,042	$355,491	$379,664
Net income	-	-	-	-	-	13,506	13,506
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,436)	(1,436)
Other comprehensive income	-	-	-	-	405	-	405
Stock-based employee compensation expense	-	-	1,884	-	-	-	1,884
Balances at September 30, 2023	$161	$24	$156,232	$(131,402)	$1,447	$367,561	$394,023

	For the Three and Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	22,167	22,167
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(1,047)	(1,047)
Other comprehensive income	-	-	-	-	1,006	-	1,006
Share repurchase	-	-	-	(14,800)	-	-	(14,800)
Stock-based employee compensation expense	-	-	1,893	-	-	-	1,893
Issuance of restricted shares, net	-	-	(863)	827	-	-	(36)
Balances at March 31, 2022	$161	$24	$150,436	$(37,635)	$(300)	$246,196	$358,882
Net income	-	-	-	-	-	24,526	24,526
Cash dividend ($0.0625 per common share)	-	-	-	-	-	(975)	(975)
Other comprehensive loss	-	-	-	-	653	-	653
Share repurchase	-	-	-	(28,565)	-	-	(28,565)
Stock-based employee compensation expense reversal	-	-	1,855	-	-	-	1,855
Issuance of restricted shares, net	-	-	(1,053)	708	-	-	(345)
Balances at June 30, 2022	$161	$24	$151,238	$(65,492)	$353	$269,747	$356,031
Net income	-	-	-	-	-	50,486	50,486
Cash dividend ($0.08 per common share)						(1,170)	(1,170)
Other comprehensive loss	-	-	-	-	760	-	760
Share repurchase	-	-	-	(27,521)	-	-	(27,521)
Stock-based employee compensation expense	-	-	1,394	-	-	-	1,394
Exercise of stock options	-	-	13	130	-	-	143
Issuance of restricted shares, net	-	-	(70)	60	-	-	(10)
Balances at September 30, 2022	$161	$24	$152,575	$(92,823)	$1,113	$319,063	$380,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2023 and 2022

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,434	$97,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	10	21
Reversal of gain on sales to equity method investee	(1)	(30)
Depreciation and amortization	51,701	41,734
Deferred income tax expense	4,128	4,246
Income tax expense arising from restricted share vesting and stock options exercised	(816)	(69)
Stock-based compensation expense	5,216	5,142
Income from equity method investment	(16,659)	(21,261)
Return on investment from equity method investee	9,800	7,350
Gain on disposition of property and equipment	(12,580)	(39,287)
Gain on reversal of contingent loss of discontinued operations	-	(700)
Changes in operating assets and liabilities:
Receivables and advances	(24,563)	31,104
Prepaid expenses and other assets	(2,511)	712
Inventory and supplies	(332)	(399)
Insurance and claims accrual	(1,645)	(5,518)
Accounts payable and accrued expenses	(1,209)	845
Net cash flows provided by operating activities	52,973	121,069

Cash flows from investing activities:
Acquisition, net of cash acquired	(107,922)	(38,501)
Other investments	(1,580)	(25)
Purchase of property and equipment	(112,047)	(61,408)
Proceeds from disposition of property and equipment	76,954	50,112
Net cash flows used by investing activities	(144,595)	(49,822)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	771	(216)
Cash dividend	(4,344)	(3,192)
Proceeds from issuance of notes payable	98,451	65,253
Repayments of notes payable	(23,142)	(5,964)
Repayments of finance lease obligations	(5,432)	(5,150)
Proceeds under revolving credit facility	123,463	74,528
Repayments under revolving credit facility and draw note	(123,463)	(74,528)
Payment of contingent consideration liability	(9,187)	-
Proceeds from exercise of stock options	236	143
Payment of minimum tax withholdings on stock compensation	(1,520)	(390)
Common stock repurchased	(25,488)	(70,886)
Net cash flows provided (used) by financing activities	30,345	(20,402)

Net change in cash and cash equivalents	(61,277)	50,845

Cash and cash equivalents at beginning of period	68,665	8,412
Cash and cash equivalents at end of period	$7,388	$59,257

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 254,000 and 247,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2023, and 305,000 and 271,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2022. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2023. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2022. There were 478,000 and 411,000 shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2023 and 182,000 and 109,000 shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2022. There were no and 32,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2023, respectively, and no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2022. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerators:
Income from continuing operations	$13,356	$49,961	$41,984	$96,654
Income from discontinued operations	150	525	450	525
Net income	$13,506	$50,486	$42,434	$97,179
Denominator:
Denominator for basic income per share – weighted-average shares	12,947	14,405	13,082	15,495
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	254	305	247	271
Equivalent shares issuable upon conversion of unvested employee stock options	478	182	411	109
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,679	14,892	13,740	15,875

Basic income per share:
Income from continuing operations	$1.03	$3.47	$3.21	$6.24
Income from discontinued operations	0.01	0.04	0.03	0.03
Net income per share(1)	$1.04	$3.50	$3.24	$6.27
Diluted income per share:
Income from continuing operations	$0.98	$3.36	$3.06	$6.09
Income from discontinued operations	0.01	0.04	0.03	0.03
Net income per share	$0.99	$3.39	$3.09	$6.12
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. There were no fuel hedge derivatives outstanding as of September 30, 2023, or December 31, 2022.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	September 30, 2023	December 31, 2022	Input Level
Interest rate swaps	1,954	1,466	2
Contingent consideration	(21,309)	(17,023)	3

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  September 30, 2023, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, Inc.'s ("LTST's") former shareholders based on LTST's results during the first three post-acquisition years, and up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former shareholders based on Sims' results during the first four post-acquisition years. Refer to Note 13, "Acquisition of Lew Thompson & Son Trucking, Inc.", for additional information regarding the LTST acquisition and Note 12, "Acquisition of Sims Transport Services, LLC", for additional information regarding the Sims acquisition.

We acquired AAT in February 2022, LTST in April 2023, and Sims in August 2023. The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three and nine months ended September 30, 2023, we paid none and $10.0 million, respectively, based on AAT's results for the first post-acquisition year. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statement of cash flows. The fair value of the contingent consideration increased by $2.3 million and $14.3 million for the three and nine months ended September 30, 2023, respectively. Of the $2.3 million increase, $1.8 million was related to the initial recognition of the Sims additional consideration arrangement and $0.5 million was due to a change in the fair value for the AAT contingent consideration arrangement. Of the $14.3 million increase, $10.0 million related to the initial recognition of the LTST contingent consideration arrangement, $2.5 million was due to a change in the fair value for the AAT contingent consideration arrangement, and $1.8 million was related to the initial recognition of the Sims additional consideration arrangement. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2023:

	December 31, 2022	Additions	Adjustments to fair market value	Payments	September 30, 2023
Contingent consideration	$(17,023)	$(11,802)	$(2,484)	$10,000	$(21,309)

Note 4.	Discontinued Operations

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

The following table summarizes the results of our discontinued operations for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reversal of contingent loss liability	$(200)	$-	$(600)	$-
Income before income taxes	200	-	600	-
Income tax expense	50	-	150	-
Income from discontinued operations, net of tax	$150	$-	$450	$-

Reversal of contingent liability for the three and nine months ended September 30, 2023 relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Noncurrent deferred tax asset	$459	$1,025
Noncurrent assets from discontinued operations	459	1,025
Total assets from discontinued operations	$459	$1,025

Liabilities:
Long-term contingent loss liability	$1,835	$4,100
Long-term liabilities of discontinued operations	1,835	4,100
Total liabilities from discontinued operations	$1,835	$4,100

There were $1.7 million of operating cash outflows for the nine months ended September 30, 2023, related to the $1.7 million payment on the indemnification obligation to Triumph and no net cash flows related to discontinued operations for the nine months ended September 30, 2022.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2023 and 2022:

(in thousands)
Three Months Ended September 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$113,419	$80,242	$69,713	$25,347	$288,721
Intersegment revenue	1,556	-	-	-	1,556
Operating income	7,522	2,976	3,742	901	15,141

Nine Months Ended September 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$318,388	$241,680	$193,868	$75,652	$829,588
Intersegment revenue	9,933	-	-	-	9,933
Operating income	22,613	13,366	6,905	1,672	44,556

Three Months Ended September 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$117,793	$93,423	$78,382	$22,241	$311,839
Intersegment revenue	1,580	-	-	-	1,580
Operating income	30,660	19,416	8,605	378	59,059

Nine Months Ended September 30, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$338,234	$279,136	$244,814	$58,617	$920,801
Intersegment revenue	3,476	-	-	-	3,476
Operating income (loss)	54,602	24,937	28,062	2,178	109,779

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total external revenues for reportable segments	$288,721	$311,839	$829,588	$920,801
Intersegment revenues for reportable segments	1,556	1,580	9,933	3,476
Elimination of intersegment revenues	(1,556)	(1,580)	(9,933)	(3,476)
Total consolidated revenues	$288,721	$311,839	$829,588	$920,801

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2023 is unchanged since  December 31, 2022.

The net deferred tax liability of $102.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at September 30, 2023 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

On May 11, 2023, the Tennessee Works Tax Act was signed into law by Governor Lee. The most impactful change for the Company was the phase-in of a single-sales factor apportionment formula for the logistics and leasing companies that file in Tennessee. The motor carriers already apply a single-sales factor. This resulted in the Company recording a $1.3 million benefit year to date through September 30, 2023.

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.0% at September 30, 2023, and 4.7% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from April 2028 to September 2028, secured by related revenue equipment	29,652	135,506	17,656	71,267
Real estate notes; interest rate of 7.1% at September 30, 2023 and 5.8% at December 31, 2022 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,280	18,135	1,241	19,100
Total debt	30,932	153,641	18,897	90,367
Principal portion of finance lease obligations, secured by related revenue equipment	758	5,506	5,326	432
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	14,596	35,492	18,179	46,428
Total debt and lease obligations	$46,286	$194,639	$42,402	$137,227

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

We had no borrowings outstanding under the Credit Facility as of September 30, 2023, undrawn letters of credit outstanding of approximately $21.8 million, and available borrowing capacity of $88.2 million. As of September 30, 2023, there were no base rate and no SOFR loans. Based on availability as of September 30, 2023 and 2022, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  April 2028 to September 2028. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $27.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2023, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

Note 8.	Lease Obligations

The finance leases in effect at  September 30, 2023 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$54	$528	$567	$1,848
Interest on lease liabilities	181	92	305	314
Operating lease cost	4,656	7,946	13,901	20,593
Variable lease cost	87	39	972	148
Total lease cost	$4,978	$8,605	$15,745	$22,903

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	181	92	305	314
Operating cash flows from operating leases	3,436	4,397	10,614	12,830
Financing cash flows from finance leases	1,923	528	5,432	1,848
Right-of-use assets obtained in exchange for new finance lease liabilities	2,799	-	5,938	458
Right-of-use assets obtained in exchange for new operating lease liabilities	-	3,154	3,992	20,206
Weighted-average remaining lease term—finance leases (in years)	4.0
Weighted-average remaining lease term—operating leases (in years)	4.5
Weighted-average discount rate—finance leases	13.2%
Weighted-average discount rate—operating leases	9.9%

As of  September 30, 2023, and December 31, 2022, right-of-use assets of $48.5 million and $58.9 million for operating leases and $6.5 million and $5.3 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023 (1)	$4,583	$1,543
2024	18,388	1,543
2025	11,999	1,543
2026	8,399	1,543
2027	7,530	1,442
Thereafter	10,815	1,835
Total minimum lease payments	$61,714	$9,449
Less: amount representing interest	(11,626)	(3,185)
Present value of minimum lease payments	$50,088	$6,264
Less: current portion	(14,596)	(758)
Lease obligations, long-term	$35,492	$5,506

(1) Excludes the nine months ended September 30, 2023.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2023, there were 1,271,739 shares remaining of the 4,775,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $1.7 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and expense of $4.7 million and $4.6 million for the nine months ended September 30, 2023, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended September 30, 2023 and 2022, respectively, and $0.5 million for each of the nine months ended September 30, 2023 and 2022. Of the stock compensation expense recorded for the three months ended  September 30, 2023 and September 30, 2022, $0.7 million and $0.9 million relates to restricted shares, respectively, and $1.0 million and $0.4 million relates to unvested employee stock options, respectively. Of the stock compensation expense recorded for the nine months ended September 30, 2023 and September 30, 2022, $1.8 million and $2.9 million relates to restricted shares, respectively, and $2.9 million and $1.8 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2023, certain participants elected to forfeit receipt of an aggregate of 43,771 shares of Class A common stock at a weighted average per share price of $34.72 based on the closing price of our Class A common stock on the dates the shares vested in 2023, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $21.8 million and $23.9 million of outstanding and undrawn letters of credit as of September 30, 2023 and December 31, 2022. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of September 30, 2023 the remaining contingent liability was $1.8 million.

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

Transactions with TEL were not material for the three or nine months ended September 30, 2023 and 2022.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2023 net income through September 30, 2023, or $16.7 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  September 30, 2023 and December 31, 2022 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2023	December 31, 2022
Accounts receivable from TEL	Driver advances and other receivables	$24	$9
Accounts payable to TEL	Accrued expenses	$378	$763
Investment in TEL	Other assets	$61,586	$54,727
Operating lease obligations	Current and long-term portion of operating lease obligations	$9,678	$13,825

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

See TEL's summarized financial information below:

(in thousands)	As of September 30,	As of December 31,
	2023	2022
Total Assets	$614,865	$480,724
Total Liabilities	498,659	377,548
Total Equity	$116,206	$103,177

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$36,780	$40,135	$114,050	$106,231
Cost of Sales	2,343	9,237	12,672	19,355
Operating Expenses	17,517	14,047	46,485	38,074
Operating Income	16,920	16,851	54,893	48,802
Net Income	$10,710	$14,901	$33,029	$43,287

Note 12.	Acquisition of Sims Transport Services, LLC

On August 18, 2023, we acquired 100% of the equity interests of Sims, a specialized brokerage company, headquartered in Maysville, GA. The acquisition date fair value of the consideration transferred was $9.8 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $12.0 million based on Sims' adjusted earnings before interest, taxes, depreciation, and amortization reported for the first through fourth calendar years following closing. The total purchase price, including any earnout achieved, is expected to range from $9.8 million to $20.0 million depending on the results achieved by Sims.

Sims' results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment.

The preliminary acquisition date fair value of the consideration transferred consisted of the following:

August 18, 2023
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$8,561
Cash acquired included in historical book value of Sims' assets and liabilities	(526)
Contingent consideration	1,786
Net purchase price	$9,821

The contingent consideration arrangement requires us to pay up to $12.0 million of additional consideration to Sim's former equity-holders based on Sims' results during the first four calendar years following closing. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Refer to Note 3, "Fair Value of Financial Instruments" for information regarding changes in the contingent consideration arrangement.

A deferred tax liability of $1.6 million was recorded arising from the intangible assets related to the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

August 18, 2023
Accounts receivable	$735
Other intangibles, net	6,090
Total identifiable assets acquired	6,825

Accounts payable	(457)
Accrued expenses	(4)
Deferred tax liability	(1,614)
Total liabilities assumed	(2,075)
Net identifiable assets acquired	4,750
Goodwill	5,071
Net assets acquired	$9,821

The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 15, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Note 13.	Acquisition of Lew Thompson & Son Trucking, Inc.

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

The preliminary acquisition date fair value of the consideration transferred consisted of the following:

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

We expect to make a 338(h)10 election, which would result in all goodwill related to the acquisition being deductible for tax purposes and no deferred income taxes arising from the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

April 26, 2023
Accounts receivable	$5,135
Driver advances and other receivables	421
Inventory and supplies	1,015
Prepaid expenses	561
Net property and equipment	44,499
Other assets, net	120
Other intangibles, net	52,870
Total identifiable assets acquired	104,621

Accounts payable	(565)
Accrued expenses	(1,465)
Current portion of operating lease obligations	(396)
Current portion of insurance and claims accrual	(56)
Long-term portion of operating lease obligations	(2,103)
Total liabilities assumed	(4,585)
Net identifiable assets acquired	100,036
Goodwill	9,867
Net assets acquired	$109,903

During the quarter ended September 30, 2023, we recognized measurement period adjustments which reduced goodwill recognized for LTST by $0.8 million from $10.7 million as of June 30, 2023 to $9.9 million as of September 30, 2023. Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the LTST acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment, and may change as a result of our ongoing evaluation of LTST’s accounting principles for consistency with ours. Refer to Note 15, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date to the periods ended September 30, 2023 are as follows:

(in thousands)	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Total revenue	$15,020	$25,829
Net income	$1,542	$3,420

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 assume that the acquisition of LTST occurred as of January 1, 2022:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$303,741	$328,001	$878,626	$969,286
Net income	$14,687	$53,613	$49,772	$106,560
Basic net income per share	$1.13	$3.72	$3.80	$6.88
Diluted net income per share	$1.07	$3.60	$3.62	$6.71

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

Note 14.	Acquisition of AAT Carriers, Inc.

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

The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 15, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the periods ended September 30, 2023 and 2022 are as follows:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$9,989	$10,354	$30,287	$22,941
Net income	$3,110	$4,297	$9,354	$9,151

Note 15.	Goodwill and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $5.1 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2023 and  December 31, 2022 is as follows:

(in thousands)	September 30, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,216)	$2,286
Managed Freight	1,089	(887)	202
Warehousing	999	(885)	114
Total trade name	6,590	(3,988)	2,602	113
Non-Compete agreement:
Dedicated	4,670	(486)	4,184
Managed Freight	380	(8)	372
Total non-compete agreement	5,050	(494)	4,556	43
Customer relationships:
Dedicated	60,172	(7,287)	52,885
Managed Freight	7,312	(807)	6,505
Warehousing	12,436	(5,441)	6,995
Total customer relationships:	79,920	(13,535)	66,385	161
Credentialing:
Expedited	32,000	(3,556)	28,444	160
Total credentialing	32,000	(3,556)	28,444
Total other intangible assets	$123,560	$(21,573)	$101,987	154

(in thousands)	December 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,277)	8,795
Managed Freight	1,692	(635)	1,057
Warehousing	12,436	(4,663)	7,773
Total customer relationships:	28,200	(10,575)	17,625	90
Credentialing:
Expedited	32,000	(1,956)	30,044	169
Total credentialing	32,000	(1,956)	30,044
Total other intangible assets	$64,600	$(16,431)	$48,169	138

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2023 (1)	2,372
2024	9,488
2025	9,488
2026	9,488
2027	8,679
Thereafter	61,972

(1) Excludes the nine months ended September 30, 2023.

The carrying amount of goodwill and other intangible assets for 2023 is subject to change upon the completion of the purchase accounting for the LTST and Sims acquisitions. The carrying amount of goodwill increased to $73.2 million at September 30, 2023 from $58.2 million at December 31, 2022. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	September 30, 2023
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2022	$15,699	$15,320	$5,448	$21,750
Acquired goodwill for LTST	-	10,729	-	-
Acquired goodwill for Sims	-	-	5,071	-
Post-acquisition goodwill adjustments	-	(863)	-	-
Goodwill	$15,699	$25,186	$10,519	$21,750

Note 16.	Equity

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

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Since May 2022, we have repurchased a total of 2.7 million shares of our Class A common stock. There were no additional repurchases made during the third quarter of 2023 or through November 8, 2023.

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.08 per share which was paid on September 30, 2022, to stockholders of record on September 2, 2022. On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On August 16, 2023, our Board declared a cash dividend of $0.11 per share which was paid on September 29, 2023, to stockholders of record on September 1, 2023.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future market share, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Portfolio, the contingent consideration related to our purchase of AAT, LTST and Sims, and the future impact of our acquisition of LTST and Sims, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q, the Form 10-Q  for the quarter ended March 31, 2023, and our Form 10-K for the year ended December 31, 2022. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q, the Form 10-Q for the quarter ended March 31, 2023, and our Form 10-K for the year ended December 31, 2022, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

While the freight market, consisting of a combination of freight rates and volumes, remained challenging throughout the third quarter we achieved $0.99 per diluted share for the third quarter and are pleased with both our results and the resiliency of our model despite these market headwinds.

Our asset-based reportable segments, Expedited and Dedicated, contributed approximately 67% of total revenue, 69% of operating income, 63% of total freight revenue, and 72% of adjusted operating income in the quarter. Our Expedited reportable segment experienced comparable freight revenue with approximately 2% fewer tractors, but experienced diminished margins compared to the third quarter last year. Our Dedicated reportable segment experienced reduced freight revenue with approximately 12% fewer tractors and improved margins year over year.

Our asset-light reportable segments contributed approximately 33% of total revenue, 31% of operating income, 37% of total freight revenue, and 28% of adjusted operating income in the quarter. Compared to a year ago, Managed Freight experienced significant reductions in both revenue and profitability with little to no project related freight in the current quarter. Warehousing was able to grow revenue through new customer startups and improve margins with contractual pricing increases put into place during the quarter. We are continuing to work to increase the operating income and related margins in each of these reportable segments through focused sales efforts within Managed Freight and additional proposed customer rate increases with existing customers within Warehousing.

Additional items of note for the third quarter of 2023 include the following:

●

Total revenue of $288.7 million, a decrease of 7.4% compared with the third quarter of 2022, and freight revenue (which excludes revenue from fuel surcharges) of $253.4 million, a decrease of 5.0% compared with the third quarter of 2022;

●	Operating income of $15.1 million, compared with $59.1 million in the third quarter of 2022;

●

Net income of $13.5 million, or $0.99 per diluted share, compared with $50.5 million, or $3.39 per diluted share, in the third quarter of 2022. Net income from continuing operations of $13.4 million, or $0.98 per diluted share, compared to $50.0 million or $3.36 per diluted share, in the third quarter of 2022. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.5 million, or $0.04 per diluted share, in the third quarter of 2022;

●	39% of consolidated total revenue was in our Expedited reportable segment, as compared to 38% in the third quarter of 2022;

●

Our Managed Freight reportable segment’s total revenue decreased to $69.7 million in the 2023 quarter from $78.4 million in the 2022 quarter and the reportable segment had an operating income of $3.7 million in the 2023 quarter compared to $8.6 million in the 2022 quarter;

●	Our equity investment in TEL provided $5.3 million of pre-tax earnings in the third quarter of 2023 compared to $7.4 million in the third quarter of 2022;

●	We distributed a total of $1.4 million to stockholders through dividends;

●	Since December 31, 2022, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $137.1 million to $183.5 million, primarily due to the approximately $99.9 million net cash paid in the acquisition of LTST, acquisition of new revenue equipment, and repurchasing $25.3 million of our outstanding Class A Common Stock under the stock repurchase program. With available borrowing capacity of $88.2 million under our Credit Facility at September 30, 2023 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of September 30, 2023 was 1.68;

●	Stockholders' equity at September 30, 2023, was $394.0 million; and

●	Tangible book value at September 30, 2023, was $218.9 million.

Outlook

The Company’s steady performance in a weak freight market has been encouraging and reflects progress on our strategic plan. Over the past two years, we reallocated a significant amount of fixed assets away from underperforming and highly cyclical legacy operations toward acquiring three high-performing, more steady businesses. The result has been better margins, more stable earnings, and higher return on capital than prior freight market downturns.  While we are pleased with our model as it stands today, we are also optimistic about our ability to continue making incremental progress to improving it through our capital allocation program. For the fourth quarter, we expect our revenue and earnings to experience a modest decline sequentially due to a cyber-attack on a major customer in our Expedited division and the impact of the United Auto Workers strike in our Dedicated division, which has temporarily depressed load volumes and revenue per truck.  Entering 2024, we believe our more resilient operating model, together with the steps we are taking to reduce costs and inefficiencies, will continue to position Covenant to generate attractive returns and mitigate volatility across economic and freight market cycles.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2023	OR %	2022	OR %	2023	OR %	2022	OR %
Total revenue	$288,721		$311,839		$829,588		$920,801
Total operating expenses	273,580	94.8%	252,780	81.1%	785,032	94.6%	811,022	88.1%
Operating income	$15,141		$59,059		$44,556		$109,779

Adjusted Operating Ratio:	2023	Adj. OR %	2022	Adj. OR %	2023	Adj. OR %	2022	Adj. OR %
Total revenue	$288,721		$311,839		$829,588		$920,801
Fuel surcharge revenue	(35,344)		(45,240)		(99,085)		(129,732)
Freight revenue (total revenue, excluding fuel surcharge)	253,377		266,599		730,503		791,069

Total operating expenses	273,580		252,780		785,032		811,022
Adjusted for:
Fuel surcharge revenue	(35,344)		(45,240)		(99,085)		(129,732)
Amortization of intangibles	(2,220)		(1,121)		(5,142)		(3,185)
Gain on disposal of terminals, net	-		38,542		7,627		38,542
Contingent consideration liability adjustment	(493)		(813)		(2,485)		(813)
Transaction and executive retirement	-		-		(2,158)		-
Adjusted operating expenses	235,523	93.0%	244,148	91.6%	683,789	93.6%	715,834	90.5%
Adjusted operating income	$17,854		$22,451		$46,714		$75,235

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

Within our Managed Freight reportable segment, we derive revenue from arranging transportation services, directly and through agents, who are paid a commission for the freight they provide, for customers on both an ad-hoc and a contractual basis. Sims' results are reported within our Managed Freight reportable segment. We provide these services directly and through relationships with thousands of third-party carriers and integration with our Expedited reportable segment. We also utilize technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network and can provide focused customer support through multiyear contracts. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries, and selling, general, and administrative expenses.

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

Our main measures of profitability are operating ratio and adjusted operating ratio. We define adjusted operating ratio as operating expenses, net of fuel surcharge revenue, excluding amortization of intangibles, and significant unusual items, divided by total revenue, less fuel surcharge revenue. See page 27 for the uses and limitations associated with adjusted operating ratio.

Revenue Equipment

At September 30, 2023, we operated 2,149 tractors and 5,871 trailers. Of such tractors, 1,801 were owned, 222 were financed under operating leases, and 126 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 5,634 were owned, and 237 were held under short-term operating leases. We finance a small portion of our trailer fleet and larger portion of our tractor fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers. At September 30, 2023, our fleet had an average tractor age of 1.9 years and an average trailer age of 5.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2023 TO three and nine months ended September 30, 2022

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Freight revenue	$253,377	$266,599	$730,503	$791,069
Fuel surcharge revenue	35,344	45,240	99,085	129,732
Total revenue	$288,721	$311,839	$829,588	$920,801

The decrease in total revenue primarily resulted from an $8.7 million and $7.8 million decrease in Managed Freight and Dedicated freight revenue, respectively, partially offset by a $3.2 million and $0.1 million increase in Warehousing and Expedited freight revenue, for the three months ended September 30, 2023 and a $50.9 million, $21.1 million, and $5.7 million decrease in Managed Freight, Dedicated, and Expedited freight revenue, respectively, partially offset by a $17.2 million increase in Warehousing freight revenue for the nine months ended September 30, 2023.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Salaries, wages, and related expenses	$102,314	$104,537	$302,753	$300,980
% of total revenue	35.4%	33.5%	36.5%	32.7%
% of freight revenue	40.4%	39.2%	41.4%	38.0%

Salaries, wages, and related expenses for the three months ended September 30, 2023 decreased, on a dollars basis primarily as a result of averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, partially offset by increases to workers compensation expenses. For the nine months ended September 30, 2023, the increase on a dollars basis primarily as the result of driver and non-driver, including shop technicians, pay and benefits increases, as well as executive retirement costs and increased group health costs, partially offset by reduced miles since the same 2022 periods.

We believe salaries, wages, and related expenses will be approximately even for the full 2023 year compared to the full 2022 year as a result of driver and non-driver pay increases since the 2022 year being offset by reduced miles and reduced incentive pay since the 2022 year. Driver pay may also fluctuate based on the number of miles driven. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase further, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fuel expense	$35,173	$42,471	$100,692	$126,457
% of total revenue	12.2%	13.6%	12.1%	13.7%
% of freight revenue	13.9%	15.9%	13.8%	16.0%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.80 per gallon, or 15.8%, lower for the quarter ended September 30, 2023 compared with the same quarter in 2022.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total fuel surcharge	$35,344	$45,240	$99,085	$129,732
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	2,672	2,852	7,105	8,442
Company fuel surcharge revenue	$32,672	$42,388	$91,980	$121,290
Total fuel expense	$35,173	$42,471	$100,692	$126,457
Less: Company fuel surcharge revenue	32,672	42,388	91,980	121,290
Net fuel expense	$2,501	$83	$8,712	$5,167
% of freight revenue	1.0%	0.0%	1.2%	0.7%

For the periods presented, net fuel expense increased as a percentage of freight revenue primarily due to lower fuel surcharge recovery partially offset by lower fuel prices. There were no diesel fuel hedge gains or losses for the quarter ended September 30, 2023 or 2022. As of September 30, 2023, we had no remaining fuel hedging contracts.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operations and maintenance	$16,984	$22,468	$50,328	$60,248
% of total revenue	5.9%	7.2%	6.1%	6.5%
% of freight revenue	6.7%	8.4%	6.9%	7.6%

The decreases in operations and maintenance for the three and nine months ended September 30, 2023 were primarily related to reduced maintenance costs as a result of a decrease in the average age of equipment through the replacement of older tractors that experienced higher operating costs. Additionally, for the nine months ended September 30, 2023, there were fewer new drivers and a smaller average fleet as compared to the prior year period.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue equipment rentals and purchased transportation	$72,046	$78,943	$203,045	$244,281
% of total revenue	25.0%	25.3%	24.5%	26.5%
% of freight revenue	28.4%	29.6%	27.8%	30.9%

The decreases in revenue equipment rentals and purchased transportation for the three and nine months ended September 30, 2023 were primarily the result of a reduction in purchased transportation costs as a result of the softening freight market, as well as a reduction in leased revenue equipment compared to the prior periods as the result of largely transitioning from tractors held under operating leases to owned tractors in 2022. These decreases were partially offset as the percentage of the total miles run by independent contractors increased from 6.4% for the three months ended September 30, 2022 to 7.9% for the same 2023 period and from 6.6% for the nine-months ended September 30, 2022 to 7.4% for the same 2023 period partially offsetting this decrease.

We expect revenue equipment rentals to remain decreased compared to 2022 as we largely transitioned from tractors held under operating leases to owned tractors in 2022. However, we expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating taxes and licenses	$3,381	$3,238	$10,161	$8,718
% of total revenue	1.2%	1.0%	1.2%	0.9%
% of freight revenue	1.3%	1.2%	1.4%	1.1%

For the periods presented, the change in operating taxes and licenses were insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Insurance and claims	$13,074	$12,947	$36,810	$35,752
% of total revenue	4.5%	4.2%	4.4%	3.9%
% of freight revenue	5.2%	4.9%	5.0%	4.5%

Insurance and claims per mile cost was 19.2 cents per mile for the three months ended September 30, 2023 and 2022 and increased to 18.7 cents per mile for the nine months ended September 30, 2023 compared to 17.7 cents per mile for the same 2022 period. The increase for the nine months ended September 30, 2023 is the result of increased insurance premiums compared to the same 2022 period.

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

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Communications and utilities	$1,254	$1,339	$3,753	$3,723
% of total revenue	0.4%	0.4%	0.5%	0.4%
% of freight revenue	0.5%	0.5%	0.5%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General supplies and expenses	$11,774	$11,201	$38,169	$28,416
% of total revenue	4.1%	3.6%	4.6%	3.1%
% of freight revenue	4.6%	4.2%	5.2%	3.6%

The increases in general supplies and expenses for the three and nine months ended September 30, 2023 were primarily the result of acquisition costs, new leased spaces for our Warehousing reportable segment, and the increase in the contingent consideration liability since the 2022 periods.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and amortization	$18,182	$14,357	$51,701	$41,734
% of total revenue	6.3%	4.6%	6.2%	4.5%
% of freight revenue	7.2%	5.4%	7.1%	5.3%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $2.7 million and $8.0 million to $16.0 million and $46.6 million for the three and nine months ended September 30, 2023, respectively, compared to $13.2 million and $38.6 million in the same 2022 periods as a result of increased costs on new equipment and a higher percentage of owned tractors as we transitioned a large portion of tractors from operating leases to owned during 2022.  These increases were partially offset by reduced total tractor count. Amortization of intangible assets was $2.2 million and $5.1 million for three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.2 million for the same 2022 periods. The increase for the three and nine months ended September 30, 2023 is due to the amortization of the intangible assets related to the AAT, LTST, and Sims acquisitions.

We expect depreciation and amortization to remain increased compared to 2022 due to the transition of a large portion of tractors from operating leases to owned during 2022, as well as the increased cost of new equipment, implementation of our 2023 revenue equipment replacement plan, and the year-over-year impact of the LTST acquisition. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale.

Gain on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gain on disposition of property and equipment, net	$(602)	$(38,721)	$(12,380)	$(39,287)
% of total revenue	(0.2%)	(12.4%)	(1.5%)	(4.3%)
% of freight revenue	(0.2%)	(14.5%)	(1.7%)	(5.0%)

The decreases in gain on disposition of property and equipment, net for the three and nine months ended September 30, 2023 are primarily the result of the $38.5 million gain on sale of a California terminal in the third quarter of 2022 partially offset by an increase in the sale of used equipment compared to the 2022 period and, for the nine-months ended September 30, 2023, the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023. While we expect sales of used equipment to continue to be elevated through the remainder of 2023, we expect sequential reductions in the gain on disposition of equipment due to the soft used equipment market.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense, net	$2,637	$935	$5,530	$2,256
% of total revenue	0.9%	0.3%	0.7%	0.2%
% of freight revenue	1.0%	0.4%	0.8%	0.3%

For the periods presented, the increases in interest expense were primarily the result of an increase in revenue equipment installment notes as we implement our 2023 revenue equipment replacement plan.

Going forward, we expect interest expense, net to increase due to an increase in revenue equipment installment notes as we implement our 2023 revenue equipment replacement plan. Additionally, this line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income from equity method investment	$5,335	$7,400	$16,659	$21,261

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decreases in TEL's contributions to our results for the three and nine months ended September 30, 2023 were primarily the result of a reduction on gain on sale of revenue equipment compared to the 2022 periods. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's net income to remain lower than 2022 due to the soft used equipment market.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income tax expense	$4,483	$15,563	$13,701	$32,130
% of total revenue	1.6%	5.0%	1.7%	3.5%
% of freight revenue	1.8%	5.8%	1.9%	4.1%

The decreases in income tax expense were primarily related to the $47.7 million and $73.1 million decrease in pre-tax income in the three and nine months ended September 30, 2023, respectively, compared to the same 2022 periods resulting from the aforementioned decreases in operating income and earnings on investment in TEL.

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

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2023 TO three and nine months ended September 30, 2022

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Expedited	$113,419	$117,793	$318,388	$338,234
Dedicated	80,242	93,423	241,680	279,136
Managed Freight	69,713	78,382	193,868	244,814
Warehousing	25,347	22,241	75,652	58,617
Total revenues	$288,721	$311,839	$829,588	$920,801

Operating Income:
Expedited	$7,522	$30,660	$22,613	$54,602
Dedicated	2,976	19,416	13,366	24,937
Managed Freight	3,742	8,605	6,905	28,062
Warehousing	901	378	1,672	2,178
Total operating income	$15,141	$59,059	$44,556	$109,779

The decrease in Expedited revenue for the three months ended September 30, 2023 relates to a $4.4 million decrease in fuel surcharge revenue and a 22 (or 2.4%) average tractor decrease, partially offset by an increase in average freight revenue per tractor per week of 2.5%, compared to the 2022 quarter. The reduction in tractors was an intentional effort by management to adjust the fleet size down in response to the reduced volumes of available freight with expedited service requirements. The increase in average freight revenue per tractor per week for the quarter ended September 30, 2023 is the result of an 11.7% increase in average miles per unit partially offset by a 19.0 cents per mile (or 8.2%) decrease in average rate per total mile compared to the 2022 quarter. Expedited team-driven tractors averaged 831 and 825 tractors in the third quarter of 2023 and 2022, respectively.

For the nine months ended September 30, 2023, the decrease in Expedited revenue relates to a $14.2 million decrease in fuel surcharge revenue and a 29 (or 3.2%) average tractor decrease partially offset by an increase in average freight revenue tractor per week of 1.1% compared to the same 2022 period. The increase in average freight revenue per tractor per week for the nine months ended September 30, 2023 is the result of a 8.5% increase in average miles per unit partially offset by a 16.0 cents per mile (or 6.8%) decrease in average rate per total mile compared to the same 2022 period. Expedited team-driven tractors averaged 801 and 797 for the nine months ended September 30, 2023, and 2022, respectively.

The decrease in Dedicated revenue for the three months ended September 30, 2023 relates to a $5.3 million decrease in fuel surcharge revenue and a 170, or 12.1% average tractor decrease as a result of exiting business and tractor reductions negotiated with current customers, partially offset by the addition of approximately 220 weighted average tractors as a result of the LTST acquisition. These decreases in fuel surcharge revenue and average tractor count were partially offset by a 1.6% increase in average miles per unit and an increase in average freight revenue per tractor per week of 1.8% compared to the 2022 quarter as the result of a 0.6 cents per mile (or 0.2%) increase in average rate per total mile compared to the 2022 quarter.

For the nine months ended September 30, 2023, the decrease in Dedicated revenue relates to a $16.4 million decrease in fuel surcharge revenue and a 193 (or 13.5%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 4.7% compared to the same 2022 period. The increase in average freight revenue per tractor per week for the nine months ended September 30, 2023 is the result of a 1.8% increase in average miles per unit and a 7.0 cents per mile (or 2.8%) increase in average rate per total mile compared to the same 2022 period.

For the three and nine months ended September 30, 2023, Managed Freight total revenue decreased primarily as a result of reduced volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations. With the softening freight market, we anticipate the revenue attributable to overflow freight may continue to decline.

For the three and nine months ended September 30, 2023, Warehousing total revenue increased as a result of period-over-period new customer business as well as customer rate increases that went into effect during the third quarter of 2023.

The decrease in operating income for the three months ended September 30, 2023, was the result of the decrease in total revenue described above and an $18.8 million, $3.3 million, and $2.6 million increase in Expedited, Dedicated, and Warehousing, operating expenses partially offset by a $3.8 million decrease in Managed Freight operating expenses, respectively. For the nine months ended September 30, 2023, the decrease in operating income was the result of the decrease in total revenue described above and a $17.5 million and $11.4 million increase in Warehousing and Expedited operating expenses, respectively, partially offset by a $29.8 million and $25.9 million decrease in Managed Freight and Dedicated operating expenses, respectively.

The decreases in Expedited operating income for the three and nine months ended September 30, 2023 were primarily the result of the aforementioned decreases in revenue as well as increases in Expedited operating expenses. The increases in Expedited operating expenses for the three and nine months ended September 30, 2023 were primarily the result of the Expedited portion of the sale of a California terminal during the third quarter of 2022, as well as increases in depreciation expense as a result of our equipment trade cycle, driver and non-driver pay, and the contingent consideration liability since the 2022 periods. These increases to operating expense were partially offset by decreased fuel costs and decreased maintenance and parts costs. The decreases in Dedicated operating income for the three and nine months ended September 30, 2023 were primarily the result of the aforementioned decreases in revenue as well as increases in Dedicated operating expenses. The increases in Dedicated operating expenses for the three months ended September 30, 2023, were primarily the result of the Dedicated portion of the sale of a California terminal during the third quarter of 2022 and increased depreciation expense as a result of our equipment trade cycle, partially offset by averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, reduced use of third-party purchased transportation, decreased fuel costs, and decreased maintenance and parts costs. The decreases in Dedicated operating expenses for the nine months ended September 30, 2023 were primarily the result of averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, reduced use of third-party purchased transportation, decreased fuel costs, and decreased maintenance and parts costs Additionally, for the nine months ended September 30, 2023, Expedited and Dedicated operating expenses were reduced as a result of the sale of a Tennessee terminal.

The decreases in operating income for Managed Freight for the three and nine months ended September 30, 2023 were primarily the result of the aforementioned decreases in revenue partially offset by decreases in Managed Freight operating expenses. The decreases in Managed Freight operating expenses were primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. Additionally, the decrease in operating expenses for the nine months ended September 30, 2023 was partially offset by a small number of prior period claims. The changes in operating income for Warehousing for the three and nine months ended September 30, 2023 were primarily the result of the aforementioned increases in revenue offset by increases in Warehousing operating expenses. The increases in Warehousing operating expenses for the three and nine months ended September 30, 2023, were a result of leased space and equipment for new business and pay increases, partially offset by a reduction in outsourced labor since the 2022 periods. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition, and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases for revenue equipment. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $31.2 million and $66.5 million at September 30, 2023 and December 31, 2022, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet age of 1.9 years at September 30, 2023, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2023 and December 31, 2022 we had $240.9 million and $179.6 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$165.2 million and $88.9 million in revenue equipment installment notes, respectively;

●	$19.4 million and $20.3 million in real estate notes, respectively;

●	$6.3 million and $5.8 million of the principal portion of financing lease obligations, respectively; and

●	$50.1 million and $64.6 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as part of our trade cycle. The decrease in the finance lease and operating lease obligations was primarily due to amortization of the lease liability. During the third quarter of 2023, we repaid $40.1 million in borrowings under the Credit Facility that we had incurred during 2023 to help fund the acquisition of LTST and repurchases of our Class A Common Stock under the stock repurchase program.

As of September 30, 2023, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $21.8 million, and available borrowing capacity of $88.2 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the nine months ended September 30, 2023 totaled $143.0 million of expenditures, as compared to $49.8 million of expenditures for the prior year period. During the nine months ended September 30, 2023, we took delivery of approximately 607 new tractors and 367 new trailers, while disposing of approximately 926 used tractors and 518 used trailers. Our current fleet plan for fiscal 2023 includes the delivery of an additional 295 new company replacement tractors and 357 additional new trailer deliveries. Net gains on disposal of equipment and real estate in the nine months ended September 30, 2023 were $12.4 million compared to $39.3 million in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period and the aforementioned disposal of revenue equipment as part of our trade cycle. For the balance of 2023, our baseline expectation for net capital expenditures is $35 million to $40 million. Our capital investment plan reflects our priorities of improving operational uptime, lowering operating costs, and maintaining a driver-friendly fleet. Global supply chain disruptions could impact the availability of tractors and trailers and lead to increased pricing.

We distributed a total of $4.3 million to stockholders in the first nine months of 2023 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $53.0 million for the nine months ended September 30, 2023, compared to $121.1 million for the same 2022 period, primarily due to an increase in receivables and driver advances as a result of an increase in our average receivable days outstanding, a $54.8 million decrease in net income, and a $1.7 million indemnification payment compared to the prior year period.

Net cash flows used by investing activities were $144.6 million for the nine months ended September 30, 2023, compared to $49.8 million used in the same 2022 period. The change in net cash flows used by investing activities was primarily due to the April 2023 acquisition of LTST, the August 2023 acquisition of Sims, and the timing of our trade cycle whereby we took delivery of approximately 607 new tractors and 367 new trailers, while disposing of approximately 926 used tractors and 518 used trailers during the 2023 period compared to delivery of 321 new tractors and no new trailers, while disposing of approximately 77 used tractors and no used trailers in the same 2022 period. The 2022 period includes the February 2022 acquisition of AAT.

Net cash flows provided by financing activities were approximately $30.4 million for the nine months ended September 30, 2023, compared to $20.4 million used in the same 2022 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds relating to notes payable of $76.9 million in the 2023 period compared to net proceeds of $32.4 million in the 2022 period, the repurchase of $25.4 million of shares of our Class A common stock during the 2023 period compared to $70.8 million during the same 2022 period, as well as the payment of approximately $4.3 million in dividends during the 2023 period compared to $3.1 million during the same 2022 period.

Net cash flows provided by operating activities and used by financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On May 18, 2022 our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Since May 2022, we have repurchased a total of 2.7 million shares of our Class A common stock. No additional shares were repurchased during the third quarter of 2023 or through November 8, 2023.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2023, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2022.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, as a result of the deficiency described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 10, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-Q for the quarter ended March 31, 2023 and Form 10-K for the year ended December 31, 2022, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “We depend on the proper functioning and availability of our management information and communication systems and other information technology assets (including the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches, or an inability to effectively upgrade such systems and assets could cause a significant disruption to our business and have a materially adverse effect on our results of operations” from our Form 10-K for the year ended December 31, 2022, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Form 10-Q for the quarter ended March 31, 2023 and Form 10 K for the year ended December 31, 2022. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We depend on the proper functioning and availability of our management information and communication systems and other information technology assets (including the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches internally or with third parties, or an inability to effectively upgrade such systems and assets could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third-party capacity providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party capacity providers, any of which could have a materially adverse effect on our business.

In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2023	-	-	-	$32,620,200
August 1-31, 2023	-	-	-	32,620,200
September 1-30, 2023	-	-	-	32,620,200
Total	-		-	$32,620,200

(1)	On May 18, 2022, our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 0.1 million shares of our Class A common stock for $2.9 million during January 2023. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $4.3 million to stockholders in the first nine months of 2023 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the third quarter of 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of August 15, 2023
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: November 9, 2023	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer