Form 10-K
period 2023-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2024-02-28
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $369.1 million (based upon the $43.83 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 26, 2024, the registrant had 10,721,517 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the registrant's definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, consumer spending, supply chain conditions, and gross domestic product changes; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic plan and other strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement and our ability to safeguard such systems and technology, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay, the expected impact of our cost-saving measures, expected improvements to financial and operational measures, expected future cash flows, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our reportable segments, future insurance and claims levels and expenses, future impact of pending litigation, future tax rates, tax expense, and allowable deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future inflation, future investments in and the growth of individual reportable segments and services, expected capital expenditures, future asset dispositions, future asset utilization and efficiency, future fleet size, age, management, and upgrades, future trucking capacity, expected freight demand and volumes, future rates, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in Transport Enterprise Leasing, LLC (“TEL”), any future indemnification obligations related to the Transport Financial Services (“TFS”) Portfolio, future customer relationships, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, the expected impact of recent acquisitions, including the contingent consideration related to such acquisitions, future credit availability, future repurchases and dividends, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "mission," "anticipates," "plans," “outlook,” “focus,” “seek,” “potential,” “continue,” “goal,” “target,” “objective,”, “optimistic”, “intends,” derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,100 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., and Landair Leasing, Inc. (collectively, "Landair"), our 2022 acquisition of AAT Carriers, Inc. ("AAT"), and our 2023 acquisitions of Lew Thompson & Son Trucking, Inc., Lew Thompson & Son Leasing Inc., Lew Thompson & Son Dedicated Leasing, Inc.,  Josh Thompson Trucking, Inc. (collectively "LTST") and Sims Transport Services LLC ("Sims") are examples of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. LTST specializes in poultry feed and live haul transportation. Sims is a specialized brokerage company.

As our fleet has grown over almost four decades and our service platform matured, several important trends dramatically affected the truckload industry and our business. First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors. Second, the cost structure of the truckload business rose dramatically, particularly equipment, driver wages, insurance premiums, and, at times, fuel prices, impacting us and our customers' freight decisions. Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency. Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified driver applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

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

●    Rigorous Capital Allocation Process. Our senior management evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. Our leverage ratio increased in 2023 as compared to the prior year, as we remain focused on investing capital when we can obtain acceptable returns while maintaining lower leverage than we have historically. During 2023 we completed our revenue equipment replacement plan to bring our trade cycle back to normalized levels. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability. In January 2022, our Board of Directors (the "Board") approved a quarterly cash dividend program of $0.0625 per share, which was increased to $0.08 per share in August 2022 and $0.11 per share in February 2023.

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

●   Safety. The Company experienced another record setting year, as measured by accident rates. The DOT accident rate per million miles, as defined by the Federal Motor Carrier Safety Administration ("FMCSA"), decreased 7% year over year and was the lowest in the Company’s history. We believe that the key to the improved safety results is a combination of training, consistent and proactive coaching, utilizing proven safety technologies, and consistent collaboration between all of our business units. Also, the expansion of our safety training program is expected to allow us to further increase new driver training, provide specific training, and sustain consistent messaging around the culture of safety. During 2023, we implemented several safety related technologies, including new telematics and a predictive analytics program, as well as the opening of our new dorm and training center. Additionally, we implemented an enterprise safety tactical plan that will continue to drive sustainability across our enterprise.

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the Landair Acquisition in 2018; consolidation of our back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; sale of TFS; the acquisition of AAT in 2022; and the acquisition of LTST and Sims in 2023. Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company. However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and independent contractors, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 1.6 years, compared to an average U.S. Class 8 tractor age of approximately 6.4 years in 2023. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

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

●

Dedicated: In our Dedicated business, we operate approximately 1,200 tractors, substantially all of which are driven by a solo driver. The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company.

●

Managed Freight: Our Managed Freight reportable segment, includes our brokerage services and TMS. Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third-parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

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

The following table reflects the size of each of our reportable segments measured by 2023 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	35%
Dedicated	28%
Managed Freight	27%
Warehousing	10%
Total	100%

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

A summary of these metrics for our Expedited reportable segment for 2023 and 2022 is as follows:

	2023	2022
Average freight revenue per total mile	$2.13	$2.32
Average miles per tractor	183,717	170,925
Average freight revenue per tractor per week	$7,501	$7,604

A summary of the key performance metrics for our Dedicated reportable segment for 2023 and 2022 is as follows:

	2023	2022
Average freight revenue per total mile	$2.67	$2.63
Average miles per tractor	81,387	78,728
Average freight revenue per tractor per week	$4,162	$3,975

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

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $21.4 million in 2023 and $25.2 million in 2022.

Refer to Note 17, "Segment Information," of the accompanying consolidated financial statements for further information about our reportable segments' operating and financial results.

Customers and Operations

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as parcel freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers. Additionally, we provide poultry feed and live haul transportation, as well as highly regulated, time sensitive loads for the U.S. government.

We had one customer, serviced by our Expedited and Managed Freight reportable segments, that accounted for more than 10% of our consolidated revenue in 2023 and none in 2022. Our top ten customers accounted for approximately 44% and 43% of our total revenue in 2023 and 2022, respectively.

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

Our average number of teams as a percentage of our seated fleet increased for 2023 as compared to 2022. Our average open tractors, including wrecked tractors, decreased to 4.8% for the year ended December 31, 2023, from approximately 6.7% for the year ended December 31, 2022.

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

We are not a party to any collective bargaining agreement. At December 31, 2023, we employed approximately 2,900 drivers and approximately 1,700 non-driver personnel. At December 31, 2023, we engaged 130 independent contractor drivers.

Revenue Equipment

At December 31, 2023, we operated 2,139 tractors and 5,880 trailers. Of such tractors, 1,961 tractors were owned, 48 tractors were financed under operating or finance leases, and 130 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,665 trailers were owned, 215 trailers were held under operating or finance leases. Furthermore, at December 31, 2023, approximately 86% of our trailers were dry vans, 11% of our trailers were refrigerated vans, and the remaining trailers were specialty trailers related to our poultry business.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2023, our tractor fleet had an average age of approximately 1.6 years, and our trailer fleet had an average age of approximately 5.9 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2023, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

Over the past decade, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market. This has substantially increased our costs of operation. Tractor and trailer manufacturers have recently experienced periodic shortages of certain component parts and supplies, including semi-conductor chips, forcing many such manufacturers to curtail or suspend their production, which could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, and which could lead to, among other things, higher maintenance expense and driver retention.

In an effort to improve our driver experience, service and operating cost, we made the decision in 2022 to aggressively reduce the average age of our equipment. We did this through the combination of acquiring additional unbudgeted trucks in the fourth quarter of 2022 and increasing our original tractor order for 2023. During the fourth quarter of 2022 we made significant progress on the plan but incurred unusual expense from two items: (i) an early lease abandonment and disposal charge and (ii) excess equipment due to delivery of a large number of new tractors combined with delays in removing existing leased tractors from operations. During 2023 we continued executing our revenue equipment replacement plan and reduced the average age of our tractors to 1.6 years from 2.1 years in 2023. For 2024, we expect to have a more normalized revenue equipment trade cycle with the potential for growth if we successfully execute our growth plan for the new poultry business that is part of the Dedicated business.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced decreased freight demand, volatile fuel costs, tight new and used equipment market, scarcity of qualified truck drivers, and regulations that limit productivity. As we look toward 2024, we do not see anything in the first half of the year that would indicate a near-term recovery of the freight market.  We anticipate a continuation of difficult conditions where capacity continues to exit the market at a rate that yields steady but modest improvement. In the first quarter, we expect our revenue and earnings to decline, reflecting normal seasonality and the temporary headwinds of severe inclement weather conditions, year over year rate reductions in our Expedited segment and incremental costs associated with a large new customer startup within our Dedicated segment.  Despite these short-term headwinds, we believe our more resilient operating model, together with the steps we have taken to reduce costs and inefficiencies, have positioned us well for another successful year.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. In recent years, the FMCSA has made changes to the hours-of-service rules to provide greater flexibility to truck drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. All of our subsidiaries with operating authority currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a notice of proposed rulemaking outlining a revised safety rating measurement system which would replace the current methodology of whether carriers are fit to operate commercial motor vehicles. Based on feedback and other concerns raised by industry stakeholders during the public comment period in March 2017, the FMCSA withdrew the notice of proposed rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a similar process may be initiated in the future.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories (such categories know as the "BASICs"). Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

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

In February 2023, the FMCSA published a notice of proposed changes to its Safety Measurement System (“SMS”) methodology, including the BASIC categories. In August 2023, the FMCSA announced in an advanced notice of proposed rulemaking and request for comments that it was interested in developing a new methodology to determine whether a carrier is fit to operate commercial motor vehicles. Additionally, the U.S. Government Accountability Office made a suggestion in 2023 to the FMCSA to make complaint data public. Currently, it is uncertain what changes, if any, the FMCA will make to the CSA rating system or the SMS methodology; however, any change which would result in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in September 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review, which are in relation to such requests through the agency’s DataQs system. The proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes. Another source of potential changes may be from the FMCSA’s study on the causation of crashes, known as the Crash Causal Factors Program (“CCFP”) which builds upon the FMCSA’s previous Large Truck Crash Causation Study. Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks and a report from Phase 1 of the CCFP is expected in 2029. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In May 2020, the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the SMS to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019 may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the SMS but not included when calculating a carrier’s BASICs measure for the crash indicator category in SMS.

Currently, certain of our subsidiaries are exceeding the established thresholds in one or more of the BASICs categories, in comparison to their peer groups; however, they all continue to maintain a satisfactory rating with the DOT. We will continue to promote improvement of these scores in all seven categories with ongoing reviews of all safety-related policies, programs, and procedures for their effectiveness.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in 2017, with an initial compliance date of January 2020 and certain compliance dates extended until January 2023. Currently, the Company is required to (i) report drug and alcohol violations to the clearinghouse; (ii) query the clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a commercial motor vehicle; and (iii) query the clearinghouse for each currently employed driver annually. Beginning November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is expected that the rule may further impair the availability of an already weak driver pool.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In May 2023, a final rule was published amending DOT’s drug testing program to include oral fluid testing, and became effective June 2023; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any final rule may reduce the number of available drivers. We currently perform urine testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel at some point in 2024.

Other rules have been proposed or made final by the FMCSA, including a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, known as Entry-Level Driver Training regulations (the "ELDT Regulations"), which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. Now that the rule is effective, training schools and other programs are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. The effects of these rules could result in a decrease in fleet production and driver availability, and/or an increase in recruitment and training costs, either of which could adversely affect our business, operations or profitability.

In February 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment on the supplemental notice closed in March 2023, and it remains to be seen, what, if any, final rules will stem therefrom. In June 2023, FMCSA and the National Highway Traffic Safety Administration ("NHTSA") issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in April 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new heavy-duty trucks. It remains to be seen, what, if any, final rules will stem from such proposals.

Our industry is also subject to a number of recently proposed rules which mandate the use of speed-limiting devices in certain commercial motor vehicles. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. Furthermore, in April 2022, the FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters; however, no final rule was proposed. It is now expected that the DOT will issue a rule sometime in 2024. The effect of these rules, to the extent they become effective, could result in a decrease in driver availability, which could adversely affect our business or operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program ("SDAP"), is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The SDAP is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. In May 2023, the DRIVE Safe Integrity Act of 2023 was introduced, which supports participation in the SDAP and would permit 18- to 20-year-olds to operate across state lines if data from the SDAP does not indicate such drivers are less safe than current commercial motor vehicle drivers. Whether this legislation will ultimately become law is uncertain. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” In June 2023, FMCSA issued final guidance on the definitions of "broker" and "bona fide agents," in which the distinction between the two largely hinges upon control and whether the person or company is engaged in the allocation of traffic between motor carriers. Several of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations.

In a November 2023 final rule, the FMCSA implemented more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The final rule, which became effective in January 2024, modified regulations in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the rule allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The rule also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

Recently, federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In June 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal preemption and would expose freight brokers to a patchwork of state regulations across the United States. In April 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act (“FAAAA”) expressly preempted such personal liability claims against a broker. Additionally, in July 2023, the Seventh Circuit Court of Appeals affirmed the holding of a lower court that the FAAAA’s preemption provision applied and that a certain safety exception within the FAAAA did not save the plaintiff’s claim from preemption. In January 2024, the U.S.  Supreme Court declined to review the case from the Seventh Circuit Court of Appeals. It is uncertain how long the current circuit split will continue and whether the U.S.  Supreme Court will decide to review similar cases in the future. If additional circuit courts, or the U.S. Supreme Court, adopt the Ninth Circuit view, freight brokers’ ability to rely on federal agency standards in selecting motor carriers would be called into question. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In September 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in February 2023, the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards.

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

In a 2023 case involving the Fair Labor Standards Act, the First Circuit Court of Appeals affirmed a decision that would require additional payment to team drivers to be paid while in their sleeper berth. It is unclear if other jurisdictions will adopt this view, or if any legislation will result from this holding. If so, this could have a material adverse effect on our business, financial condition, and results of operations.

In November 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the U.S. House of Representatives and received by the Senate in March 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the U.S.  House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In January 2024, the Department of Labor published a final rule regarding independent contractor classification, which is set to take effect on March 11, 2024. The final rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal will be classified under six factors, including: (i) opportunity for profit and loss depending on managerial skill; (ii) investments by the worker and the principal; (iii) degree of permanence of the relationship; (iv) nature and degree of control; (v) extent to which worker in integral to the principal’s business; and (vi) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the Supreme Court to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction remained in place until the Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. Litigation surrounding the matter continues, and the Ninth Circuit is currently scheduled to hear arguments on a case concerning AB5 in March 2024; however, it remains unclear whether such challenges will be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards"). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2023 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards (described in further detail below).

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from today's levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In April 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations is expected by the end of 2024. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and has been phased in over several years for older equipment. We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we still must ensure the majority of our fleet is compliant with the California Phase 2 standards, which may adversely affect our operating results and profitability.

In the past, CARB has announced its intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in several states and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, CARB finalized what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles, which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The ACF regulations apply to three categories of fleet operators: (i) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (ii) drayage fleets, and (iii) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (a) ensuring that all new vehicles added to the fleet be zero emission, and commencing in 2025, removing older vehicles once their statutory useful life is reached, or (b) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

The periodic testing portion of California’s Clean Truck Check (as a part of CARB’s Clean Truck program), known as Phase 3 of the Clean Truck Check, is set to begin in July 2024. Once Phase 3 commences, heavy duty vehicles will be subject to periodic emissions testing.

Additionally, in October 2023, the California State Senate and State Assembly approved two bills, Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”), that could require thousands of companies doing business in California to disclose greenhouse gas (“GHG”) emissions and climate-related financial risks, with reporting beginning in 2026. If signed into law, SB 253 would require CARB to adopt regulations before January 2025 requiring public and private companies that exceed $1 billion in annual revenue and that do business in California to begin publicly disclosing their GHG emissions, and SB 261 would require companies doing business in California and earning revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks on or before January 2026.

In order to reduce exhaust emissions, lawmakers, including federal and some states and municipalities, have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Complying with these environmental regulations and any future GHG regulations enacted by CARB, the EPA, the NHTSA and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG and other material environmental regulations.

Food Safety Regulations

In April 2016, the Food and Drug Administration (“FDA”) published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA"). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. These requirements took effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, expenses associated with compliance with these laws and regulations may increase given our 2023 acquisition of LTST, a company primarily involved in poultry-related freight movement.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten-year roadmap to create a more digital, traceable and safer food system. The Food Traceability Rule is one aspect of the blueprint and has a compliance date for all parties subject to its recordkeeping requirements of January 20, 2026. In the event the Company becomes subject to any such recordkeeping requirements, compliance costs may increase. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

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

In February 2023, the Secretary of Transportation announced the creation of the Truck Leasing Task Force (“TLTF”). The TLTF is a committee tasked with evaluating lease agreements in the industry and their effects on industry participants, including independent contractors. Any future laws or regulations stemming from the TLTF could disrupt the Company’s leasing practices and cause materially adverse effects on our operations and financial position.

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and affect our industry in the long term. The IIJA may result in increased compliance and implementation-related expenses, which could have a negative impact on our operations.

In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior to finalization.

Given COVID-19’s considerable effect on our nation and industry, the FMCSA previously issued and/or extended various temporary measures in response to the COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the hours-of-service waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.

Any similar future outbreak or vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruitment and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any vaccination, testing or mask mandates that apply to drivers would significantly reduce the pool of drivers available to us and our industry, which could further impact the ongoing extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

Fuel Availability and Cost

The cost of fuel trended lower in 2023 as compared to 2022, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $4.21 per gallon for 2023, compared to $4.99 per gallon for 2022. There were no fuel hedging gains in 2023 or 2022.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. We had no fuel hedging contracts at December 31, 2023 or December 31, 2022.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, (vii) industry compliance with ongoing regulatory requirements, (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of public health crises, epidemics, pandemics or similar events, such as COVID-19; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities, or at customer, port, border crossing or other shipping-related facilities, including related reductions in demand; (xii) increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; and (xiii) rising costs of healthcare.

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
●

certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for credit losses;

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, public health crises, epidemics, pandemics, or similar event, such as COVID-19, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts, including the conflicts in Ukraine and the Middle East, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Our initiatives include continuing to improve the durability of contracts in our Expedited and Dedicated reportable segments, growing our Dedicated reportable segment, with new poultry related business, delivering more consistent returns for our stockholders, increasing operating income and margins in each of our segments, improving profitability, and reducing costs and inefficiencies. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in and expansion of our business. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our business with the Department of Defense is not subject to a contract, requires significant compliance work, and could be terminated at any time. Our Dedicated reportable segment is typically subject to longer term written contracts than our other reportable segments. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one-year terms but that can be terminated more easily. There is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. For our multi-year and Dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our Dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able improve profitability in the future. Improving profitability depends upon numerous factors, including our ability to effectively and successfully implement other strategic initiatives, increase our average revenue per tractor, improve driver retention, and control costs and inefficiencies. If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

The conflicts in Ukraine and the Middle East, expansion of such conflicts to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, Ukraine, or the Middle East, we may be affected by the broader consequences of the conflicts in Ukraine or the Middle East or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

COMPLIANCE RISKS

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been and currently are subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants. We operate a business that hauls arms, ammunitions, and explosives that could increase our exposure if there were an accident involving this freight.

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

All of our motor carriers currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. If any of our motor carriers receive a conditional or unsatisfactory rating, certain provisions in customer contracts could allow the customer to reduce or terminate their relationship, it could affect our insurance costs and our ability to self-insure for personal injury and property damage relating to the transportation of freight, and it could materially adversely affect our business, financial condition, and results of operations. For further discussion of the DOT safety rating, please see "Regulation" under “Item 1. Business.”

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

Regulatory changes related to climate change could increase our costs significantly.

To the extent regulatory changes continue related to climate change, we could incur significant costs to our operation, mainly centered around our revenue producing equipment and our warehousing operations. We are not able to accurately predict the materiality of any potential losses or costs. Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Emission-related regulatory actions have historically resulted in increased costs related to revenue equipment, diesel fuel, equipment maintenance, and environmental monitoring or reporting requirements, and future legislation, if any, could impose substantial costs that may adversely affect our results of operations. In addition, any such legislation may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures, and compliance with any such legislation may increase our risk of litigation or governmental investigations or proceedings.

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

In 2022, we published our Corporate Social Responsibility Report. This report reflects some of our initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other contagious diseases. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, government imposed measures related to future outbreaks of COVID-19 or other contagious diseases, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors, and our turnover rate is higher than the industry average and as compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driver and independent contractor shortages than our competitors. We also employ driver hiring standards that we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. Our use of team-driven tractors in our Expedited reportable segment requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

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

Our Managed Freight reportable segment is dependent upon the services of third-party capacity providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third-parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages increased equipment prices, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates.

We depend on the proper functioning and availability of our management information and communication systems and other information technology assets (including the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches internally or with third-parties, or an inability to effectively upgrade such systems and assets could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to dispatch and manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third-party capacity providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party capacity providers, any of which would have a material adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations.

In addition, the adoption of artificial intelligence (“AI”) and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, our results of operation may be negatively affected.

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

Seasonality and the impact of weather and climate change and other catastrophic events affect our operations and profitability.

We may suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency decline because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations.

The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.

We face a wide variety of risks related to public health crises, epidemics, pandemics, or similar events, such as COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce, our operations, and financial results, such as increased costs, tightening of credit markets, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

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

If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services, or otherwise respond to competitive pressures or market changes could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, and holders of these securities may have rights, preferences, or privileges senior to those of our stockholders. Volatility in equity markets could also impair our financial position in general terms and our ability to effectively capitalize on potential merger and acquisition opportunities.

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

We are subject to risk with respect to higher prices for new tractors and trailers, including significant increase in recent quarters. We have at times experienced an increase in prices for new tractors and trailers and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, and (iii) the pricing discretion of equipment manufacturers. In addition, we have equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors and alternative fuel could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

A decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Some tractor and trailer manufacturers have recently experienced periodic shortages of certain component parts and supplies, including semi-conductor chips, forcing such manufacturers to curtail or suspend their production, which could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, the desirability of specific models of used equipment, and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. During 2022 and 2023, we experienced a softened used equipment market.

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

We hold a 49% interest in TEL, a used equipment leasing company and reseller. We account for our investment in TEL using the equity method of accounting. TEL faces several risks similar to those we face and additional risks particular to its business and operations. TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments or declare bankruptcy, which has happened in the past. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past and declined recently. There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale. As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

TEL's majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There is no assurance that we will be able to agree on any proposed sale or transfer of interests in TEL, whether by us or the other owners.

Finally, we do not control TEL's ownership or management. Our investment in TEL is subject to the risk that TEL's management and controlling members may make business, financial, or management decisions with which we do not agree or that the management or controlling members may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of our investment in TEL could decrease, dividends could be reduced or eliminated, and our financial condition, results of operations, and cash flow could suffer as a result.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2023, we had goodwill of $75.7 million and other intangible assets of $99.6 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power approximately 15% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 41% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire Board, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonably assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain effective internal controls in the future, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, including with the implementation of our internal controls in acquired companies, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal information technology audit, information technology security, governance, and risk and compliance reviews. To defend, detect, and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, and monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our Information Technology, Compliance, and Legal teams regarding matters of cybersecurity.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation, and remediation strategies.

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third-parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business, or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity incidents to identify and mitigate risks to us from third-party incidents. We also carry business interruption insurance that provides protection against potential losses arising from certain cybersecurity incidents as part of our cybersecurity risk mitigation strategy.

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on us. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been mitigated by cybersecurity strategies we have put in place. Despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, mitigate, and remediate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. For more information about the cybersecurity risks we face, see the risk factor entitled “We depend on the proper functioning and availability of our management information and communication systems and other information technology assets (including the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches internally or with third-parties, or an inability to effectively upgrade such systems and assets could cause a significant disruption to our business and have a materially adverse effect on our results of operations” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Technology, Compliance, and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Technology, Compliance, and Legal teams. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems, and programming. These individuals are informed about, and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

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

Information about our legal proceedings is included in Note 16, "Commitments and Contingencies" of the accompanying consolidated financial statements and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVLG."

As of February 26, 2024, we had approximately 60 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of February 26, 2024, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. For 2023, despite the challenges that came with a soft freight market, we achieved our second highest adjusted annual earnings per diluted share in our history while improving the durability and diversification of our business through the acquisitions of LTST and Sims. We also increased our quarterly dividend and repurchased approximately 5% of the shares of our outstanding Class A common stock at a weighted average share price of approximately $34 per share. Within our Expedited reportable segment, both total revenue and margins declined year over year primarily as a result of rate pressure, however, these headwinds were partially offset by an almost 8% improvement in utilization year-over-year. Within our Dedicated reportable segment, we have worked hard over the last three years to improve the profitability within this segment by exiting unprofitable business and adding profitable business and we are pleased with the improvement to adjusted operating income compared to 2022. Managed Freight experienced significant reductions in both revenue and operating income with reduced volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations and little to no project related freight during the year given changes in the freight market. The brokerage environment remains highly competitive with numerous brokers aggressively competing for volumes at the expense of margin. We anticipate continued margin pressure in this environment. Warehousing was able to grow revenue through new customer startups and improve margins with contractual pricing increases put into place during the year. We are continuing to work to increase the operating income and related margins in each of these segments by executing on our pipeline of new business, focused cost savings initiatives and additional proposed customer rate increases with existing customers within our Warehousing reportable segment.

The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2023	2022
Revenues:
Expedited	$423,820	$452,713
Dedicated	320,287	362,997
Managed Freight	258,903	320,985
Warehousing	100,563	80,163
Total revenues	$1,103,573	$1,216,858

Our consolidated financial results are summarized as follows:

●

Total revenue was $1,103.6 million, compared with $1,216.9 million for 2022, and freight revenue (which excludes revenue from fuel surcharges) was $970.5 million, compared with $1,046.4 million for 2022;

●	Operating income from continuing operations was $58.8 million, compared with operating income from continuing operations of $120.7 million for 2022;
●

Net income was $55.2 million, or $3.99 per diluted share, compared with net income of $108.7 million, or $7.00 per diluted share, for 2022; Net income from continuing operations was $54.6 million, or $3.95 per diluted share, for 2023, compared to $107.9 million or $6.95 per diluted share in 2022. Net income from discontinued operations of $0.6 million, or $0.04 per diluted share, for 2023, compared to $0.8 million, or $0.05 per diluted share in 2022;

●	With available borrowing capacity of $76.6 million under our Credit Facility as of December 31, 2023, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $21.4 million of pre-tax earnings in 2023, compared to $25.2 million for 2022;
●	Since December 31, 2022, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $202.0 million to $248.3 million;
●

Leverage ratio (average total indebtedness, net of cash, divided by the sum of operating income (loss, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 2.14 at December 31, 2023, compared to 0.34 at December 31, 2022;

●	Stockholders' equity at December 31, 2023 was $403.4 million, compared to $377.1 million at December 31, 2022; and
●	Tangible book value per end-of-quarter basic share at December 31, 2023 was $17.45, compared to $19.97 at December 31, 2022.

Outlook

The Company’s consistently good performance in a weak freight market is evidence that our strategic plan is working. Over the past two years, we reallocated a significant amount of fixed assets away from underperforming and highly cyclical legacy operations toward acquiring three high-performing, more steady businesses.  The result has been better margins, more stable earnings, and improved returns on capital compared with our legacy operations during previous downturns.  While we are pleased with our results, we are also optimistic about our ability to make incremental improvements by continuing to invest in our team, identifying and mitigating risk, providing customers with superior service, and rigorously allocating capital across the enterprise.

With continued diligence and accountability, we expect to grow our market share organically and through acquisitions, continue to improve our operations, and be a stronger, more profitable, and more predictable business with the opportunity for significant and sustained value creation. Based on our anticipated cash flow generation profile, we expect to be able to continue our cash dividend program and evaluate a full range of capital allocation alternatives, including maintaining a lower leveraged balance sheet compared to 2020, organic growth, acquisition and disposition opportunities, and stock repurchases.

As we look to 2024, we do not see anything in the first half of the year that would indicate a near-term recovery of the freight market.  We anticipate a continuation of difficult conditions where capacity continues to exit the market at a rate that yields steady but modest improvement. In the first quarter, we expect our revenue and earnings to decline, reflecting normal seasonality and the temporary headwinds of severe inclement weather conditions, year over year rate reductions in our Expedited reportable segment and incremental costs associated with a large new customer startup within our Dedicated reportable segment.  Despite these short-term headwinds, we believe our more resilient operating model, together with the steps we have taken to reduce costs and inefficiencies, have positioned us well for another successful year.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2023	2022
Revenue:
Freight revenue	$970,509	$1,046,396
Fuel surcharge revenue	133,064	170,462
Total revenue	$1,103,573	$1,216,858

The decrease in total revenue resulted from a $62.1 million, $22.7 million, and $11.6 million decrease in Managed Freight, Dedicated, and Expedited freight revenue, respectively, partially offset by a $20.5 million increase in freight revenue from our Warehousing reportable segment.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2023	2022
Salaries, wages, and related expenses	$400,491	$402,276
% of total revenue	36.3%	33.1%
% of freight revenue	41.3%	38.4%

The decrease in salaries, wages, and related expenses on a dollars basis is primarily the result of averaging fewer drivers and tractors resulting in lower driver salaries, wages, and benefits, partially offset by driver and non-driver, including shop technicians, pay and benefits increases, as well as increased group health costs and executive retirement costs since 2022.

We believe driver and non-driver, including shop technicians, pay and benefits will continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. Driver pay may also fluctuate based on the number of miles driven. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2023	2022
Fuel expense	$133,291	$166,410
% of total revenue	12.1%	13.7%
% of freight revenue	13.7%	15.9%

The decreases in total fuel expense are primarily related to lower fuel prices in 2023 and the poor fuel economy of leased tractors abandoned during 2022, as well as a 0.6% decrease in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.78 per gallon, or 15.6%, lower in 2023 than 2022.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third-parties, which is included in purchased transportation) from our fuel expense. The result is referred to as net fuel expense. Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company tractors, our fuel economy, and our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues. Net fuel expense is shown below:

	Year ended December 31,
(dollars in thousands)	2023	2022
Total fuel surcharge	$133,064	$170,462
Less: Fuel surcharge revenue reimbursed to independent contractors and other third-parties	9,752	11,156
Company fuel surcharge revenue	$123,312	$159,306
Total fuel expense	$133,291	$166,410
Less: Company fuel surcharge revenue	123,312	159,306
Net fuel expense	$9,979	$7,104
% of freight revenue	1.0%	0.7%

Net fuel expense increased $2.9 million, or 40.5%, for the year ended December 31, 2023, compared to 2022. As a percentage of freight revenue, net fuel expense increased 0.3% for the year ended December 31, 2023, compared to 2022, primarily due to decreased fuel surcharge recovery partially offset by lower fuel prices. There were no diesel fuel hedge gains or loss for the years ended December 31, 2023 or 2022. As of December 31, 2023, we had no remaining fuel hedge contracts.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2023	2022
Operations and maintenance	$63,753	$79,051
% of total revenue	5.8%	6.5%
% of freight revenue	6.6%	7.6%

The decrease in operations and maintenance expense was primarily related to the reduced maintenance costs as a result of a decrease in the average age of equipment through the replacement of older tractors that experienced higher operating costs as well as having fewer new drivers and a smaller average fleet as compared to 2022. Additionally, 2022 included unusually high maintenance costs on abandoned leased tractors.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and the global disruption of the supply chain. Additionally, operations and maintenance costs may increase if we experience wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2023	2022
Revenue equipment rentals and purchased transportation	$271,893	$325,624
% of total revenue	24.6%	26.8%
% of freight revenue	28.0%	31.1%

The decrease in revenue equipment rentals and purchased transportation was primarily the result of a reduction in purchased transportation costs in our Managed Freight reportable segment as a result of the softening freight market, the reduction in leased revenue equipment as the result of largely transitioning from tractors held under operating leases to owned tractors in 2022, and the recognition of $7.5 million of expense related to the early lease abandonment and disposal charges for tractors pulled from operations during the fourth quarter of 2022. These decreases were partially offset by an increase in the percentage of the total miles run by independent contractors from 6.6% for 2022 to 7.5% for 2023.

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

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2023	2022
Operating taxes and licenses	$13,409	$11,931
% of total revenue	1.2%	1.0%
% of freight revenue	1.4%	1.1%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2023	2022
Insurance and claims	$50,099	$50,547
% of total revenue	4.5%	4.2%
% of freight revenue	5.2%	4.8%

Insurance and claims per mile cost decreased slightly to 19.1 cents per mile for 2023 from 19.2 cents per mile in 2022. The decrease is primarily the result of a reduction in outside claims partially offset by an increase in insurance premiums compared to 2022.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2023	2022
Communications and utilities	$5,012	$5,385
% of total revenue	0.5%	0.4%
% of freight revenue	0.5%	0.5%

For the period presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2023	2022
General supplies and expenses	$49,444	$37,762
% of total revenue	4.5%	3.1%
% of freight revenue	5.1%	3.6%

The increase in general supplies and expenses was primarily the result of an increase of $4.6 million for new leased spaces for our Warehousing reportable segment from 2022 to 2023 and the $3.0 million increase in the contingent consideration liability since the 2022 period related to the acquisition of AAT.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2023	2022
Depreciation and amortization	$69,943	$57,512
% of total revenue	6.3%	4.7%
% of freight revenue	7.2%	5.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation increased $9.2 million in 2023 to $62.4 million compared to 2022, primarily as a result of increased costs on new equipment and a higher percentage of owned tractors as we transitioned a large portion of tractors from operating leases to owned during 2022.  These increases were partially offset by reduced average total tractor count. Amortization of intangible assets increased $3.2 million in 2023 to $7.5 million compared to 2022, primarily due to the amortization of the intangible assets related to the LTST and Sims acquisitions.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases and we see the full year effect of our 2023 equipment replacement plan. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale. Successfully executing our 2024 growth plan could also increase depreciation and amortization going forward.

Gain on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2023	2022
Gain on disposition of property and equipment, net	$(12,585)	$(40,322)
% of total revenue	(1.1%)	(3.3%)
% of freight revenue	(1.3%)	(3.9%)

The decrease in gain on disposition of property and equipment, net is primarily the result of the $38.5 million gain on sale of a California terminal in the third quarter of 2022 partially offset by an increase in the sale of used equipment compared to 2022 and the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023.

For 2024 we expect gains on disposition of property and equipment to be less than those of 2023 as a result of having no large real estate property sales planned and having executed our 2023 equipment replacement plan which has helped return us to a more normalized equipment replacement cycle.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2023	2022
Interest expense, net	$7,967	$3,083
% of total revenue	0.7%	0.3%
% of freight revenue	0.8%	0.3%

For the period presented, the increase in interest expense, net is primarily the result of an increase in revenue equipment installment notes as we implemented our 2023 revenue equipment replacement plan.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Year ended December 31,
(in thousands)	2023	2022
Income from equity method investment	$21,384	$25,193

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2023, our earnings resulting from our investment in TEL decreased to $21.4 million. The decrease in 2023 as compared to 2022 is the result of a reduction of gain on sale of revenue equipment. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's results for 2024 to remain similar to those of 2023.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2023	2022
Income tax expense	$17,611	$34,860
% of total revenue	1.6%	2.9%
% of freight revenue	1.8%	3.3%

The decrease in tax expense primarily relates to the decrease in operating income and earnings on investment in TEL as described above.

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

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2023	2022
Revenues:
Expedited	$423,820	$452,713
Dedicated	320,287	362,997
Managed Freight	258,903	320,985
Warehousing	100,563	80,163
Total revenues	$1,103,573	$1,216,858

Operating Income:
Expedited	$28,861	$60,552
Dedicated	17,712	21,087
Managed Freight	9,388	36,858
Warehousing	2,862	2,185
Total operating income	$58,823	$120,682

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

Our Expedited total revenue decreased $28.9 million, as freight revenue decreased $11.6 million and fuel surcharge revenue decreased $17.3 million. The decrease in Expedited freight revenue relates to a decrease in average freight revenue per tractor per week of 1.4% compared to 2022 as well as a 17 (or 1.9%) average tractor decrease. The decrease in average freight revenue per tractor per week is the result of an 8.2%, or 19.1 cents per mile, decrease in average rate per total mile partially offset by an approximately 7.5% increase in average miles per tractor when compared to 2022. Seated team driven tractors increased approximately 5.0% to an average of 815 teams in 2023 from 776 teams in 2022.

Our Dedicated total revenue decreased $42.7 million, as freight revenue decreased $22.7 million and fuel surcharge revenue decreased $20.0 million. The decrease in Dedicated freight revenue relates to a 168 (or 12.0%) average tractor decrease partially offset by an increase in average freight revenue per tractor per week of 4.7%, compared to 2022. The increase in average freight revenue per tractor per week is the result of a 1.3%, or 3.4 cents per mile, increase in average rate per total mile, as well as 3.4% more miles per tractor.

Managed Freight total revenue decreased $62.1 million in 2023, compared to 2022 as a result of reduced volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations. Revenue in this reportable segment is expected to fluctuate with changes in the freight market and our percentage of contracted versus non-contracted freight.

The $20.4 million increase in Warehousing total revenue is a result of period-over-period new customer business as well as rate increases with existing customers since the third quarter of 2023.

Total operating income was $58.8 million in 2023, compared to operating income of $120.7 million in 2022. In addition to the changes in revenue described above, the change was impacted by a $39.3 million and $34.6 million decrease in Dedicated and Managed Freight operating expenses, respectively, partially offset by a $19.7 million and $2.8 million increase in Warehousing and Expedited operating expenses, respectively.

The increase in Expedited operating expenses was primarily due to the Expedited portion of the gain sale of a California terminal during the third quarter of 2022 (which resulted in lower operating expenses during 2022), increases in depreciation expense as a result of our equipment trade cycle, driver and non-driver pay increases, and increases in the contingent consideration liability related to AAT since 2022. These increases were partially offset by decreased fuel and maintenance and parts costs as well as averaging fewer drivers and tractors compared to 2022. The decrease in Dedicated operating expenses was primarily the result of averaging fewer drivers and tractors, resulting in lower driver salaries, wages, and benefits, reduced use of third-party purchased transportation, decreased fuel costs, and decreased maintenance and parts costs. Additionally, Expedited and Dedicated operating expenses were reduced as a result of the sale of a Tennessee terminal during 2023.

The decrease in Managed Freight operating expenses is the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. The increase in Warehousing operating expenses is a result of additional leased space and equipment for new business and pay increases, partially offset by a reduction in outsourced labor since 2022. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition, and technology enhancements.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $15.7 million and $66.5 million at December 31, 2023 and 2022, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.6 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2023 and December 31, 2022 we had $293.5 million and $179.6 million in debt and lease obligations, respectively, consisting of the following:

●	$11.6 million and no outstanding borrowings under the Credit Facility, respectively;

●	No outstanding borrowings under the Draw Note;

●	$213.9 million and $88.9 million in revenue equipment installment notes, respectively;

●	$19.1 million and $20.3 million in real estate notes, respectively;

●	$6.1 million and $5.8 million of the principal portion of financing lease obligations, respectively, and;

●	$42.8 million and $64.6 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to replacing our older revenue equipment with new equipment. The decrease in operating lease obligations was primarily due to largely having transitioned from tractors held under operating leases to owned tractors in 2022 as well as amortization of the operating lease liability. During the third quarter of 2023, we repaid $40.1 million in borrowings under the Credit Facility that we had incurred during 2023 to help fund the acquisition of LTST and repurchases of our Class A Common Stock under the stock repurchase program.

As of December 31, 2023, we had $11.6 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $21.8 million, and available borrowing capacity of $76.6 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank ("Triumph") which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 10, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2023 totaled $125.8 million of expenditures as compared to $47.5 million of expenditures for the prior year. Our 2023 net capital investment included approximately $91 million invested in the fourth quarter to acquire new tractors and trailers, of which approximately $30 million was originally planned to be acquired in 2024. However, due to early availability and the ability to take advantage of certain tax incentives not available to us in 2024, we opportunistically elected to bring these purchases forward. For 2024, we are planning for a more normalized equipment replacement cycle with the potential for some growth if we're able to successfully execute on our growth plan for our Dedicated reportable segment. Our baseline expectation for 2024 fleet net capital expenditures is a range of $55 million to $65 million, with the majority taking place during the second half of the year. These assumptions are subject to risk. For example, global supply chain disruptions similar to 2021 and 2022 could impact the availability of tractors and trailers and lead to increased pricing on new and used equipment. Net gains on disposal of equipment and real estate for December 31, 2023 were $12.6 million compared to $40.3 million in 2022 primarily due to the $38.5 million gain on a California terminal during 2022 and a $7.6 million gain on the sale of a Tennessee terminal during 2023.

We had commitments outstanding at December 31, 2023, to acquire revenue equipment totaling approximately $156.6 million in 2023 versus commitments at December 31, 2023 of approximately $156.6 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

We distributed a total of $5.8 million to stockholders during December 31, 2023 through dividends compared to $4.3 million during 2022.

We believe we have sufficient liquidity to satisfy our cash needs, and will continue to evaluate the nature and extent of the potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $84.8 million in 2023, compared with $159.2 million in 2022, primarily due to an increase in receivables and driver advances as a result of an increase in our average receivable days outstanding and a $53.5 million decrease of net income, which is partially the result of the $38.5 million gain on sale of a California terminal during 2022, and a $1.7 million indemnification payment during 2023.

Net cash flows used by investing activities were $235.9 million in 2023, compared with $86.2 million used in 2022. The increase in net cash flows used by investing activities was primarily the result of timing of our trade cycle whereby we took delivery of approximately 1,242 new company tractors and disposed of approximately 1,235 used tractors in 2023, compared to delivery of 458 new company tractors and disposal of 223 used company tractors in 2022, the April 2023 acquisition of LTST, and the August 2023 acquisition of Sims. The 2022 period includes the February 2022 acquisition of AAT as well as the sale of a California terminal.

Net cash flows provided by financing activities were approximately $84.7 million in 2023, compared to $12.8 million used in 2022. The change in net cash flows from financing activities was primarily the result of net proceeds relating to notes payable and our Credit Facility of $129.7 million in 2023, compared to net proceeds of $77.7 million in 2022, the repurchase of $25.4 million of shares of our Class A common stock during 2023 compared to $84.7 million during 2022, as well as the payment of approximately $5.8 million in dividends during 2023 compared to $4.3 million during 2022.

Net cash flows provided by operating activities and financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. No additional shares have been repurchased since April 2023 (through February 26, 2024).

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS settlement, and the extent of future income tax obligations and refunds.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2023 and 2022:

(dollars in thousands)	For the twelve months ended December 31, 2023
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,103,573	$423,820	$320,287	$258,903	$100,563
Total operating expenses	1,044,750	394,959	302,575	249,515	97,701
Operating income (loss)	$58,823	$28,861	$17,712	$9,388	$2,862
Operating ratio	94.7%	93.2%	94.5%	96.4%	97.2%

(dollars in thousands)	For the twelve months ended December 31, 2023
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,103,573	$423,820	$320,287	$258,903	$100,563
Fuel surcharge revenue	(133,064)	(80,041)	(51,822)	-	(1,201)
Freight revenue (total revenue, excluding fuel surcharge)	970,509	343,779	268,465	258,903	99,362

Total operating expenses	1,044,750	394,959	302,575	249,515	97,701
Adjusted for:
Fuel surcharge revenue	(133,064)	(80,041)	(51,822)	-	(1,201)
Amortization of intangibles (1)	(7,515)	(2,133)	(3,900)	(446)	(1,036)
Gain on sale of terminals, net	7,627	3,928	3,699	-	-
Contingent consideration liability adjustment	(2,977)	(2,977)	-	-	-
Transaction and executive retirement	(2,158)	(1,113)	(876)	(90)	(79)
Adjusted operating expenses	906,663	312,623	249,676	248,979	95,385
Adjusted operating income	$63,846	$31,156	$18,789	$9,924	$3,977
Adjusted operating ratio	93.4%	90.9%	93.0%	96.2%	96.0%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	For the twelve months ended December 31, 2022
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,216,858	$452,713	$362,997	$320,985	$80,163
Total operating expenses	1,096,176	392,161	341,910	284,127	77,978
Operating income (loss)	$120,682	$60,552	$21,087	$36,858	$2,185
Operating ratio	90.1%	86.6%	94.2%	88.5%	97.3%

(dollars in thousands)	For the twelve months ended December 31, 2022
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,216,858	$452,713	$362,997	$320,985	$80,163
Fuel surcharge revenue	(170,462)	(97,353)	(71,798)	-	(1,311)
Freight revenue (total revenue, excluding fuel surcharge)	1,046,396	355,360	291,199	320,985	78,852

Total operating expenses	1,096,176	392,161	341,910	284,127	77,978
Adjusted for:
Fuel surcharge revenue	(170,462)	(97,353)	(71,798)	-	(1,311)
Amortization of intangibles (2)	(4,306)	(1,956)	(1,173)	(141)	(1,036)
Gain on disposal of terminals, net	38,542	21,223	17,319	-	-
Impairment of real estate and related tangible assets	(813)	(813)	-	-	-
Impairment of revenue equipment and related charges	(9,985)	(3,829)	(6,156)	-	-
Adjusted operating expenses	949,152	309,433	280,102	283,986	75,631
Adjusted operating income	$97,244	$45,927	$11,097	$36,999	$3,221
Adjusted operating ratio	90.7%	87.1%	96.2%	88.5%	95.9%

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 25% of their cost, respectively. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different reportable segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

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

Business Combination Estimates

Acquisitions are accounted for using the purchase method. Consideration is typically paid in the form of cash paid at closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included in the purchase price, then the consideration is valued as of the acquisition date. The purchase price of an acquired businesses is allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The assets acquired and liabilities assumed are determined by understanding the operations, interviewing management and reviewing the financial and contractual information of the acquired business.  The calculations used to determine the fair value of the long-lived assets acquired, including intangible assets, revenue equipment and properties can be complex and require significant judgment. For the valuation of long-lived assets we weigh many factors when completing these estimates. We may also engage independent valuation specialists to assist in the fair value calculations. During 2023 we engaged valuation specialists to assist us in determining the fair value of intangible assets and revenue equipment acquired through our acquisitions of LTST and Sims. Goodwill is not amortized, but is subject to impairment testing on at least an annual basis and its valuation is directly impacted by the valuation estimates of the other acquired long-lived assets. We are also required to determine if an intangible asset has a finite or indefinite life. For intangible assets determined to have a finite life, we estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. While we use our best estimates and assumptions, our fair value estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the one year measurement period would be recorded in the consolidated statements of operations. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets can significantly affect net income.

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) goodwill and (ii) intangible assets with finite lives subject to amortization.

We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We may elect to perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If, based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. When using a quantitative approach, the fair value of our reporting units is based on a blend of estimated discounted cash flows and publicly traded company multiples. The results of these models are then weighted and combined into a single estimate of fair value for our reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisitions are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.

We completed our annual goodwill impairment test, using the qualitative test, as of October 1, 2023, for each of our reporting units. As a result of the most recent goodwill impairment analysis performed (October 1, 2023), no impairment was indicated.

We test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 17 years.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2021 and 2022 but decreasing in 2023. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2022 and 2023. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last two fiscal years, located within the United States.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ULSD. Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. As of December 31, 2023, we have no remaining fuel hedge contracts in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by less than $0.1 million. This sensitivity analysis considers that we expect to purchase approximately 12.6 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 99.8% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2023).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps all of which fully matured during 2022, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the SOFR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2023 and 2022, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive loss into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income into our results of operations during the next twelve months due to interest rate changes, are approximately $0.4 million. Cash settlements are presented in operating activities on the Consolidated Statements of Cash Flows. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $293.5 million of debt including operating and finance leases, we had $30.7 million of variable rate debt outstanding at December 31, 2023, of which $19.1 million related to a real-estate note which is hedged with the interest rate swap agreement noted above at 4.2%. Our earnings would be affected by changes in these short-term interest rates, if we were to borrow under our Credit Facility or otherwise incur variable-rate obligations. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2023 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would have an immaterial impact to our consolidated results of operations. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2023 and 2022, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2023, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2023, and for each of the years in the three year period ended December 31, 2023, are set forth starting at page 51 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

During the third quarter of 2023, we identified a deficiency in our disclosure controls and procedures related to our review of the calculation of the significance of our acquisition of LTST. We did not identify that an incorrect input was used within the significance determination. As a result of this incorrect input, we did not identify the need to provide certain audited financial statements and related pro forma information for LTST on Form 8-K. This did not impact our current financial reporting or the Company’s current or historical financial statements. On April 27, 2023, we filed a Form 8-K disclosing our acquisition of LTST (the "Original Form 8-K"). On August 3, 2023, we filed an amendment to the Original Form 8-K, confirming that such financial statements, to the extent required, would be filed as an amendment to the Original Form 8-K as soon as they were available. On November 15, 2023, we filed a second amendment to the Original Form 8-K to present required combined financial statements of Lew Thompson & Son and to present required unaudited pro forma consolidated financial statements in connection with our acquisition of Lew Thompson & Son. We have implemented processes to properly identify the significance of acquisitions and believe that the controls deficiency was remediated as of December 31, 2023.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

We acquired LTST on April 26, 2023, and we acquired Sims on August 18, 2023, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, LTST’s and Sims' internal control over financial reporting associated with total assets representing approximately of 1.1% and 1.3%, respectively, and total revenues representing approximately 3.8% and 0.5%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2023.

The Company's internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation of the controls deficiency related to the significance of our acquisition of LTST as discussed above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company's 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2023, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,305,447	(1)	$18.07	1,271,739
Equity compensation plans not approved by security holders	-		-	-
Total	1,305,447		$18.07	1,271,739

(1)

Represents unvested restricted shares and unvested stock options granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted stock awards was $29.20, which is not reflected in column (b), because restricted stock awards do not have an exercise price. The amount in column (b) represents the weighted average exercise price of the outstanding unvested stock options.

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The remaining information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements (PCAOB ID Number 248)	51
		Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting	52
		Report of Independent Registered Public Accounting Firm - Opinion on the Consolidated Financial Statements (PCAOB ID Number 430)	53
		Consolidated Balance Sheets	54
		Consolidated Statements of Operations	55
		Consolidated Statements of Comprehensive Income	56
		Consolidated Statements of Stockholders' Equity	57
		Consolidated Statements of Cash Flows	58
		Notes to Consolidated Financial Statements	59

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.
		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
2.1		Accounts Receivable Purchase Agreement by and between Covenant Transport Solutions, LLC and Advance Business Capital LLC, dated as of July 8, 2020 (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, filed November 3, 2020)
3.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
3.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
4.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.3		Description of the Registrant's Securities (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, filed February 28, 2023)
10.1	*	Form of Indemnification Agreement for Executive Officers and Directors (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 5, 2021)
10.2	*	Form of Restricted Stock Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.3	*	Form of Restricted Stock Special Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)
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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23		Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 5, 2021)
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 9, 2019)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.28	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2021)
10.29	*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K, filed March 5, 2021)
10.30	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.31		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.32		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
10.33		Nineteenth Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2022, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 5, 2022)
10.34	*	Covenant Logistics Group Supplemental Savings Plan, effective July 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2022)
10.35	*	Third Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 14, 2023 in connection with the 2023 Annual Meeting of Shareholders)
10.36	*	Retirement Agreement, by and between Joey B. Hogan and Transport Management Services, LLC, dated as of May 22, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 9, 2023)
10.37	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of May 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed August 9, 2023)
10.38	**	Stock Purchase Agreement, dated April 26, 2023, by and among Landair Holdings, Inc., Covenant Logistics Group, Inc., Lew Thompson & Son Trucking, Inc. and related entities, and the stockholders of Lew Thompson & Son Trucking, Inc. and related entities (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A, filed August 3, 2023)
10.39	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of August 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 9, 2023)
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	#	Consent of Independent Registered Public Accounting Firm – Coulter & Justus, P.C.
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Chief Financial Officer
97	#	Covenant Logistics Group, Inc. Clawback Policy
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: February 28, 2024	By:	/s/ James S. Grant
James S. Grant
Executive Vice President and Chief Financial Officer in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 28, 2024
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ James S. Grant	February 28, 2024
James S. Grant
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ W. Matisse Long	February 28, 2024
W. Matisse Long
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	February 28, 2024
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	February 28, 2024
Rachel Parker-Hatchett
Director

/s/ Tracy L. Rosser	February 28, 2024
Tracy L. Rosser
Director

/s/ Herbert J. Schmidt	February 28, 2024
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 28, 2024
W. Miller Welborn
Director

/s/ D. Michael Kramer	February 28, 2024
D. Michael Kramer
Director

/s/ Benjamin Carson Sr.	February 28, 2024
Benjamin Carson Sr.
Director

/s/ Joey B. Hogan	February 28, 2024
Joey B. Hogan
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

We did not audit the financial statements of Transport Enterprise Leasing, LLC for the year ended December 31, 2023, the investment in which is accounted for by the equity method of accounting. The investment in Transport Enterprise Leasing, LLC was $66.327 million as of December 31, 2023, and the equity in its net income was $21.202 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Transport Enterprise Leasing, LLC, is based solely on the report of the other auditors.

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

Critical audit matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Customer Relationships Acquired with the LTST Acquisition

As described further in Note 7 to the consolidated financial statements, on April 26, 2023, the Company acquired Lew Thompson & Son Trucking, Inc. and related entities (collectively “LTST”). The total purchase price consideration was $109.9 million, which was allocated $52.9 million to separately identified intangible assets, including customer relationships of $46.1 million. The determination of the fair value of the customer relationships requires management to make significant estimates and assumptions related to forecasts of future revenues and EBITDA growth rates as well as discount rates applied. Changes in these assumptions could materially affect the determination of the fair value of the customer relationships. We identified the fair value assigned to the customer relationships included on the opening balance sheet as a critical audit matter.

The principal considerations for our determination that the acquired customer relationships are a critical audit matter is that management utilized significant judgement when estimating the fair value assigned to the customer relationships. In turn, auditing management’s judgements regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgements.

Our audit procedures related to this critical audit matter included the following, among others:

●	We tested the operating effectiveness of controls relating to the identification of the acquired customer relationships, including the determination of the fair value.
●

We tested management's process for determining the fair value of the acquired customer relationships. This included evaluating the appropriateness of the valuation method and testing the completeness and accuracy of historical and forecasted revenue and EBITDA used by management.

●

We evaluated the reasonableness of management's significant assumptions, which included forecasted revenues and EBITDA. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data.

●	We tested the reasonableness of the Company's discount rate applied to the present value of the estimated future cash flows model with the assistance of valuation specialists.

/s/ Grant Thornton LLP

We have served as the Company's auditor since 2020.

Charlotte, North Carolina

February 28, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of Sims Transport Services LLC and Lew Thompson & Son Trucking, Inc., wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 15 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management's Report, Sims Transport Services LLC and Lew Thompson & Son Trucking, Inc. were acquired during 2023. Management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Sims Transport Services LLC and Lew Thompson & Son Trucking, Inc.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

Transport Enterprise Leasing, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transport Enterprise Leasing, LLC (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and changes in members’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Transport Enterprise Leasing, LLC as of December 31, 2023 and 2022, and the consolidated results of its operations and cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

The Company recognized revenue from lease and rental agreements, which totaled $130,216,584 in 2023, based on the classification of the arrangement, as either an operating or sales-type lease. Substantially all the Company’s revenue from lease and rental agreements was derived from rental payments received on operating leases, which were recognized on a straight-line basis over the term of the lease.

The Company recognized revenue from equipment sales, which totaled $11,131,928 in 2023, when performance obligations under the terms of a contract with the customer are satisfied. Generally, this occurred when control of the equipment was transferred to the customer. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for transferring equipment.

The Company recognized shop revenue, which totaled $9,643,940 in 2023, when performance obligations under the terms of a contract with the customer were satisfied. Generally, this occurred over time as work was completed on the equipment being serviced. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for its servicing of the equipment.

Due to the volume and different types of transactions related to the Company’s revenues, we evaluated the different types of revenue, individual revenue transactions, and assertions related to the Company’s revenue recognition. Due to the volume of revenue transactions, the audit effort in evaluating the Company’s revenue recognition was extensive and required a high degree of auditor effort.

Our principal audit procedures related to the Company's revenue recognition included the following:

●	We evaluated the Company’s significant accounting policies related to revenue recognition for reasonableness.
●	We performed substantive tests of details using audit sampling to test whether revenue was recognized in conformity with GAAP and whether the revenue was recognized in the correct period.
●	For operating lease revenues, we selected a sample of lease agreements from 2023 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed signed lease agreements and related source documents to support the contractual terms of the lease agreements.
o	Tested the Company’s identification and treatment of lease terms.
o	Recalculated 2023 revenues recorded based on the terms of the signed lease agreements and related source documents.
o

Assessed the terms of the signed lease agreements and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

●	For equipment sales revenues, we selected a sample of revenues recorded during 2023 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed sales invoices and related source documents for each unit sold to support recorded revenue amounts.
o	Tested the Company’s identification and treatment of sales terms.
o

Assessed the terms of the sales invoices and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

o	Obtained and reviewed purchase invoices and related source documents for each unit sold to support cost of sales amounts.
●	For shop revenues, we selected a sample of revenues recorded during 2023 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed service agreements and related source documents for each unit serviced to support recorded revenue amounts.
o

Assessed the terms of the service agreements and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

●	We tested the mathematical accuracy of the Company’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ Coulter & Justus, P.C.

We have served as Transport Enterprise Leasing, LLC’s auditor since 2018.

Knoxville, Tennessee

February 16, 2024

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 and 2022
(In thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$68,665
Accounts receivable, net of allowance of $2,449 in 2023 and $2,934 in 2022	142,504	119,770
Drivers' advances and other receivables, net of allowance of $591 in 2023 and $585 in 2022	4,367	3,798
Inventory and supplies	4,848	3,516
Prepaid expenses	17,880	15,746
Assets held for sale	6,782	5,956
Income taxes receivable	6,739	4,838
Other short-term assets	531	367
Total current assets	185,945	222,656

Property and equipment, at cost	692,532	619,686
Less: accumulated depreciation and amortization	(177,877)	(211,951)
Net property and equipment	514,655	407,735

Goodwill	75,747	58,217
Other intangibles, net	99,615	48,169
Other assets	78,067	58,843
Noncurrent assets from discontinued operations	409	1,025

Total assets	$954,438	$796,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	33,155	33,896
Accrued expenses	59,067	58,763
Current maturities of long-term debt	47,651	18,897
Current portion of finance lease obligations	781	5,326
Current portion of operating lease obligations	11,950	18,179
Current portion of insurance and claims accrual	17,687	21,060
Total current liabilities	170,291	156,121

Long-term debt	196,894	90,367
Long-term portion of finance lease obligations	5,296	432
Long-term portion of operating lease obligations	30,892	46,428
Insurance and claims accrual	15,746	15,859
Deferred income taxes	116,095	98,716
Other long-term liabilities	14,169	7,494
Other long-term liabilities of discontinued operations	1,635	4,100
Total liabilities	551,018	419,517
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,721,517 outstanding as of December 31, 2023; and 40,000,000 authorized; 16,125,786 shares issued and 11,207,570 shares outstanding as of December 31, 2022	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	155,846	152,886
Treasury stock at cost; 5,404,269 and 4,918,216 shares as of December 31, 2023 and December 31, 2022, respectively	(132,346)	(106,500)
Accumulated other comprehensive income	816	1,086
Retained earnings	378,919	329,471
Total stockholders' equity	403,420	377,128
Total liabilities and stockholders' equity	$954,438	$796,645

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(In thousands, except per share data)

	2023	2022	2021
Revenues
Freight revenue	$970,509	$1,046,396	$949,913
Fuel surcharge revenue	133,064	170,462	96,090
Total revenue	$1,103,573	$1,216,858	$1,046,003

Operating expenses:
Salaries, wages, and related expenses	400,491	402,276	350,246
Fuel expense	133,291	166,410	103,641
Operations and maintenance	63,753	79,051	59,269
Revenue equipment rentals and purchased transportation	271,893	325,624	331,685
Operating taxes and licenses	13,409	11,931	10,899
Insurance and claims	50,099	50,547	38,788
Communications and utilities	5,012	5,385	4,558
General supplies and expenses	49,444	37,762	29,673
Depreciation and amortization	69,943	57,512	53,881
Gain on disposition of property and equipment, net	(12,585)	(40,322)	(3,799)
Total operating expenses	1,044,750	1,096,176	978,841
Operating income	58,823	120,682	67,162
Interest expense, net	7,967	3,083	2,791
Income from equity method investment	(21,384)	(25,193)	(14,782)
Income from continuing operations	72,240	142,792	79,153
Income tax expense	17,611	34,860	20,962
Income from continuing operations	54,629	107,932	58,191
Income from discontinued operations, net of tax	600	750	2,540
Net income	$55,229	$108,682	$60,731

Basic income per share:
Income from continuing operations	$4.19	$7.19	$3.46
Income from discontinued operations	$0.05	$0.05	$0.15
Net income per basic share(1)	$4.23	$7.24	$3.61
Diluted income per share:
Income from continuing operations	$3.95	$6.95	$3.42
Income from discontinued operations	$0.04	$0.05	$0.15
Net income per diluted share	$3.99	$7.00	$3.57
Basic weighted average shares outstanding	13,048	15,006	16,803
Diluted weighted average shares outstanding	13,834	15,524	17,020

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(In thousands)

	2023	2022	2021

Net income	$ 55,229	$ 108,682	$ 60,731

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($36), ($776), and ($263) in 2023, 2022, and 2021, respectively	103	2,254	817

Reclassification of cash flow hedge losses into statement of operations, net of tax of $130, ($47), and ($78) in 2023, 2022, and 2021, respectively	(373)	138	191

Unrealized holding gain on investments classified as available-for-sale	-	-	(63)
Total other comprehensive income	(270)	2,392	945

Comprehensive income	$ 54,959	$ 111,074	$ 61,676

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2020	$173	$24	$143,438	$(17,067)	$(2,251)	$166,325	$290,642
Net income	-	-	-	-	-	60,731	60,731
Share repurchase	(1)	-	-	(8,367)	-	(1,980)	(10,348)
Other comprehensive loss	-	-	-	-	945	-	945
Stock-based employee compensation expense	-	-	9,059	-	-	-	9,059
Issuance of restricted shares, net	(11)	-	(3,091)	1,772	-	-	(1,330)
Balances at December 31, 2021	$161	$24	$149,406	$(23,662)	$(1,306)	$225,076	$349,699
Net income	-	-	-	-	-	108,682	108,682
Cash dividend	-	-	-	-	-	(4,287)	(4,287)
Share repurchase	-	-	-	(84,723)	-	-	(84,723)
Other comprehensive income	-	-	-	-	2,392	-	2,392
Stock-based employee compensation expense	-	-	6,587	-	-	-	6,587
Exercise of stock options	-	-	50	334	-	-	384
Issuance of restricted shares, net	-	-	(3,157)	1,551	-	-	(1,606)
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	55,229	55,229
Cash dividend	-	-	-	-	-	(5,781)	(5,781)
Share repurchase	-	-	-	(25,430)	-	-	(25,430)
Other comprehensive income	-	-	-	-	(270)	-	(270)
Stock-based employee compensation expense	-	-	7,100	-	-	-	7,100
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(4,182)	(610)	-	-	(4,792)
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$55,229	$108,682	$60,731
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for losses on accounts receivable	(258)	367	1,338
(Reversal) deferral of gain on sales to equity method investee, net	(16)	(39)	52
Depreciation and amortization	69,943	57,512	53,881
Deferred income tax benefit	18,701	13,968	18,413
Income tax expense arising from restricted share vesting and stock options exercised	(2,226)	(526)	(334)
Stock-based compensation expense	7,100	6,587	9,059
Equity in income of affiliate	(21,384)	(25,193)	(14,782)
Return on investment in affiliated company	9,800	14,700	4,900
Gain on disposition of property and equipment	(12,585)	(40,322)	(3,799)
Return on investment in available-for-sale securities	-	-	(63)
Changes in operating assets and liabilities:
Receivables and advances	(22,416)	39,465	(36,544)
Prepaid expenses and other assets	(3,997)	(3,832)	(710)
Inventory and supplies	(317)	(193)	(204)
Insurance and claims accrual	(3,542)	(5,729)	(31,653)
Accounts payable and accrued expenses	(9,191)	(6,217)	12,933
Net cash flows provided by operating activities	84,841	159,230	73,218

Cash flows from investing activities:
Acquisitions, net of cash acquired	(107,934)	(38,501)	-
Other investments	(2,204)	(241)	(13)
Redemption of available-for-sale securities	-	-	1,508
Acquisition of property and equipment	(217,607)	(100,468)	(35,285)
Proceeds from disposition of property and equipment	91,824	53,002	44,134
Net cash flows (used) provided by investing activities	(235,921)	(86,208)	10,344

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	(216)	(1,215)
Cash dividend	(5,781)	(4,287)	-
Proceeds from issuance of notes payable	154,093	95,151	-
Proceeds from exercise of stock options	236	384	-
Repayments of notes payable	(30,390)	(11,956)	(14,397)
Repayments of finance lease obligations	(5,619)	(5,516)	(5,626)
Proceeds under revolving credit facility	139,837	60,226	644,874
Repayments under revolving credit facility	(128,258)	(60,226)	(695,513)
Payment of minimum tax withholdings on stock compensation	(4,792)	(1,606)	(1,332)
Payment of contingent liability	(9,187)	-	-
Common stock repurchased	(25,430)	(84,723)	(10,348)
Net cash flows provided by (used in) financing activities	84,709	(12,769)	(83,557)

Net change in cash and cash equivalents	(66,371)	60,253	5

Cash and cash equivalents at beginning of year	68,665	8,412	8,407
Cash and cash equivalents at end of year	$2,294	$68,665	$8,412

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$5,319	$3,306	$2,762
Income taxes	$4,186	$16,653	$10,236
Non-cash transactions during the year for:
Equipment acquired under finance leases	$5,938	$458	$-
Equipment acquired under operating leases	$3,992	$48,515	$15,795
Contingent consideration associated with acquisitions	$11,802	$16,210	$-
Other contingent liabilities	$(800)	$(1,000)	$(3,412)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Star Transportation, LLC, a Tennessee limited liability company, each d/b/a Covenant Transport Services and Covenant Logistics; Southern Refrigerated Transport, LLC, an Arkansas limited liability company; Covenant Transport Solutions, LLC, a Nevada limited liability company; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Heritage Insurance, Inc., a Tennessee corporation; Landair Holdings, Inc., a Tennessee corporation (collectively "Landair"); Landair Transport, Inc., a Tennessee corporation; Landair Logistics, Inc., a Tennessee corporation; Landair Leasing, Inc., a Tennessee corporation; AAT Carriers, Inc., a Tennessee corporation ("AAT"), Lew Thompson & Son Trucking, Inc., an Arkansas corporation, Lew Thompson & Son Leasing, Inc., an Arkansas corporation, Lew Thompson & Son Dedicated Leasing Inc., an Arkansas corporation, Josh Thompson Trucking, Inc., an Arkansas corporation, Sims Transport Services LLC, a Georgia limited liability company, and Transport Management Services, LLC, a Tennessee limited liability company.

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

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services ("TMS"). Brokerage services provide logistics capacity by outsourcing the carriage of customers' freight to third-parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. We also provide shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses.

The following table summarizes our revenue by our four reportable segments, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Expedited	$423,820	$452,713	$337,063
Dedicated	320,287	362,997	324,541
Managed Freight	258,903	320,985	321,236
Warehousing	100,563	80,163	63,163
Total revenues	$1,103,573	$1,216,858	$1,046,003

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2023, 2022, and 2021.

Risks and Uncertainties

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

Revenue generated by our Managed Freight reportable segment is recognized proportionally as the services are provided based on the percentage of completion method using the estimated time elapsed as of the period end. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, as we act as a principal with substantial risks as primary obligor. Revenue for the Warehousing reportable segment is generally recognized as the service is performed, based upon a weekly rate.

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for credit losses. We recognized in-process revenue of $1.1 million, $1.4 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. We had accounts receivable, net of allowance for credit losses, of $142.5 million and $119.8 million at December 31, 2023 and 2022, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. Additionally, we are also subject to concentrations of credit risk related to deposits in banks in excess of the Federal Deposit Insurance Corporation limits. At December 31, 2023, we had $1.5 million in excess of the Federal Deposit Insurance Corporation insured limits.

Accounts Receivable and Concentration of Credit Risk

We extend credit to our customers in the normal course of business, which are generally due within 30-45 days of the services performed, however, we have extended terms of up to 120 days with a small number of larger customers. We perform ongoing credit evaluations and generally do not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for credit losses. We evaluate the adequacy of our allowance for credit losses quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon loss history, specific receivables aging analysis, and other factors, including those related to current market conditions and events. Receivable balances are written off when collection is deemed unlikely.

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2023, 2022, and 2021, our top ten customers generated 44%, 43%, and 53% of total revenue, respectively. There was one customer in 2023, and none in 2022 or 2021 that accounted for more than 10% of our consolidated revenue. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 49 days and 40 days in 2023 and 2022, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for credit losses for 2023, 2022, and 2021:

Years ended December 31:	Beginning balance January 1,	(Reversal of) additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2023	$2,934	$(258)	$(227)	$2,449

2022	$4,112	$367	$(1,545)	$2,934

2021	$2,992	$1,338	$(218)	$4,112

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 25% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

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

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their remaining useful lives, ranging from 3 to 17 years.

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

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. There were no impairment events during the twelve months ended December 31, 2023, 2022, and 2021.

Accrued Expenses

Accrued expenses as of December 31, 2023, were $59.1 million of which $25.9 million related to accrued payroll and related items and $8.4 million related to accrued purchased transportation. As of December 31, 2022, accrued expenses were $59.1 million of which $24.6 million related to accrued payroll and related items and $7.8 million related to accrued purchased transportation.

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2023, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $7.0 million in excess of $3.0 million policy that runs from January 28, 2021 to April 1, 2024
●	workers' compensation - $1.5 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third-party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third-party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. We had $0.8 million and $0.0 million receivables from insurers for claims and expenses we paid on behalf of insurers at December 31, 2023 and 2022, respectively which are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.0 million and $0.7 million as other short-term assets and a corresponding accrual in the short-term portion of insurance and claims accruals and $1.3 million and $0.0 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2023 and 2022, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Our prior auto liability policies have sometimes included a release premium refund or commutation option that we have sometimes exercised, although we do not have either of these options in our current policies. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of other policy periods, and accordingly, no related amounts were recorded at December 31, 2023 or 2022. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.3 million, $0.3 million, and less than $0.1 million in  2023, 2022, and 2021, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2023, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the net liability after offsetting our deferred tax assets and liabilities in the deferred income taxes line in the accompanying consolidated balance sheets. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 12.

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

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 245,000 shares, 358,000 shares, and 217,000 shares issuable upon conversion of unvested restricted shares for the years ended  December 31, 2023, 2022, and 2021, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as the effect of any assumed exercise of the related awards would not have been anti-dilutive for the years ended December 31, 2023, 2022, and 2021. There were approximately 541,000 shares, 161,000 shares, and no shares issuable upon conversion of unvested employee stock options for the years ended December 31, 2023, 2022, and 2021, respectively. There were no, 104, and 124,000 unvested options excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2023	2022	2021
Numerators:
Income from continuing operations	$54,629	$107,932	$58,191
Income from discontinued operations, net of tax	600	750	2,540
Net income	$55,229	$108,682	$60,731
Denominator:

Denominator for basic income per share – weighted-average shares	13,048	15,006	16,803
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	245	358	217
Equivalent shares issuable upon conversion of unvested employee stock options	541	160	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,834	15,524	17,020

Basic income per share:
Income from continuing operations	$4.19	$7.19	$3.46
Income from discontinued operations	$0.05	$0.05	$0.15
Net income per basic share(1)	$4.23	$7.24	$3.61
Diluted income per share:
Income from continuing operations	$3.95	$6.95	$3.42
Income from discontinued operations	$0.04	$0.05	$0.15
Net income per diluted share	$3.99	$7.00	$3.57

(1)	Total may not sum due to rounding.

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

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Accounting Standards adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update became effective for us for our annual reporting period beginning January 1, 2023, including interim periods within that reporting period. The adoption of this standard had an immaterial impact on our consolidated financial statements.

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

The following table summarizes the results of our discontinued operations for the twelve months ended December 31, 2023, 2022, and 2021:

(in thousands)	Twelve months ended December 31,
	2023	2022	2021
Operating expenses	$-	$-	$25
(Reversal of) loss contingency	(800)	(1,000)	(3,412)
Operating income	800	1,000	3,387
Income before income taxes	800	1,000	3,387
Income tax expense	200	250	847
Net income from discontinued operations, net of tax	$600	$750	$2,540

Operating income for the years ended December 31, 2023, 2022, and 2021, relates to the gain on the reversal of our contingent loss liability in the amount of $0.8 million, $1.0 million, and $3.4 million, respectively. Reversal of contingent loss liability relates to the reduced exposure of future indemnification by the Company to Triumph Bancorp, Inc. ("Triumph") as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Noncurrent deferred tax asset	409	1,025
Noncurrent assets from discontinued operations	409	1,025
Total assets from discontinued operations	$409	$1,025

Current liabilities:
Accounts payable	$-	$-
Current liabilities of discontinued operations	-	-
Contingent liabilities	1,635	4,100
Total liabilities from discontinued operations	$1,635	$4,100

There was $1.7 million of operating cash outflows related to the $1.7 million payment on the indemnification obligation to Triumph for the year ended December 31, 2023 and no net cash flows related to discontinued operations for the years ended December 31, 2022 or 2021.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. There were no fuel hedge derivatives outstanding as of December 31, 2023 or 2022.

The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. The fair value of available-for-sale securities is based upon quoted prices in active markets. There were no available-for-sale securities recorded as of  December 31, 2023 or December 31, 2022.

The fair value of the contingent consideration arrangement is based on inputs that are not observable in the market and is estimated using a probability-weighted method. The significant unobservable inputs used in the fair value of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics, and estimated discount rates. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	December 31, 2023	December 31, 2022	Input Level
Interest rate swaps	1,101	1,466	2
Contingent consideration	(21,802)	(17,023)	3

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, Inc.'s ("LTST's") former shareholders based on LTST's results during the first three calendar years following closing, and up to $12.0 million of additional consideration to Sims Transport Services LLC's ("Sims") former shareholders based on Sims' results during the first four calendar years following closing. Refer to Note 7, "Acquisition of Lew Thompson & Son Trucking, Inc.", for additional information regarding the LTST acquisition and Note 6, "Acquisition of Sims Transport Services LLC", for additional information regarding the Sims acquisition.

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the year ended  December 31, 2023, the fair value of the contingent consideration increased to $21.8 million from $17.0 million at December 31, 2022. Of the $4.8 million increase, $10.0 million and $1.8 million relates to the initial valuation of the contingent consideration arrangements for LTST and Sims, respectively, and $3.0 million is the result of the subsequent adjustment to fair market value. These increases were partially offset by $10.0 million paid based on AAT's results for the first post-acquisition year. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within our consolidated statement of cash flows. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the consolidated statements of operations. The contingent consideration liability is included in accrued expenses and other long-term liabilities in our consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2023:

(in thousands)
	December 31, 2022	Additions	Adjustments to fair market value	Payments	December 31, 2023
Contingent consideration	$(17,023)	$(11,802)	$(2,977)	$10,000	$(21,802)

4.	STOCK-BASED COMPENSATION

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2023, 1,271,739 of the 4,775,000 shares noted above were available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $6.5 million, $6.0 million, and $7.5 million in 2023, 2022, and 2021, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.6 million, $0.6 million, and $0.4 million in 2023, 2022, and 2021, respectively. All the stock compensation expense recorded in 2023, 2022, and 2021 relates to restricted shares granted, other than $3.9 million, $2.2 million, and $2.4 million in 2023, 2022, and 2021, respectively, which relates to stock options. Associated with stock compensation expense was $2.2 million and $0.4 million, of income tax benefit in 2023, 2022, respectively, and $0.3 million of income tax expense in 2021, related to the exercise of restricted share vesting. We received $0.2 million, $0.4 million, and $0.0 million related to the exercise of stock options during 2023, 2022, and 2021. Associated with the exercise of stock options during 2023, 2022, and 2021 was $0.1 million, $0.1 million, and $0.0 million of income tax benefit, respectively. Forfeitures are recognized as they're incurred.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us $ 114,828, $ 55,306, and $ 60,752 Class A common stock shares, which were withheld at weighted average per share prices of $41.72, $29.03, and $21.87, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2023, 2022, and 2021, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $4.8 million, $1.6 million, and $0.5 million in 2023, 2022, and 2021, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2023, 2022, and 2021:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2020	645	$16.25

Granted	252	$21.34
Vested	(218)	$16.57
Forfeited	(117)	$15.31
Unvested at December 31, 2021	562	$18.12

Granted	155	$22.08
Vested	(223)	$18.79
Forfeited	(5)	$13.94
Unvested at December 31, 2022	489	$19.12

Granted	98	$38.71
Vested	(353)	$18.47
Forfeited	-	$-
Unvested at December 31, 2023	234	$29.20

The unvested shares at  December 31, 2023 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest. Unrecognized compensation expense for outstanding shares was $4.7 million as of  December 31, 2023, which is probable to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted share awards that vested in 2023, 2022, and 2021 was approximately $6.3 million, $3.4 million, and $4.9 million respectively.

The following table summarizes our stock option activity for the fiscal year ended December 31, 2023, 2022, and 2021:

	Number of options (in thousands)	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2020	721	$15.77	$7.26	9.8 years	$(692)

Options granted	450	$21.24	$9.85
Options exercised	-	$-	$-
Options forfeited	(60)	$15.77	$7.26
Outstanding at December 31, 2021	1,111	$17.99	$8.31	9.0 years	$9,382

Options granted	-	$-	$-
Options exercised	(24)	$15.77	$4.90
Options forfeited	-	$-	$-
Outstanding at December 31, 2022	1,087	$18.04	$8.39	8.0 years	$17,968

Options granted	-	$-	$-
Options exercised	(15)	$15.77	$4.90
Options forfeited	-	$-	$-
Outstanding at December 31, 2023	1,072	$18.07	$8.43	7.0 years	$29,978

Exercisable at December 31, 2023	238	$18.35	$5.52	7.1 years	$6,600

Unrecognized compensation cost for outstanding options was $0.6 million at  December 31, 2023 which is probable to be recognized over a weighted average period of approximately 0.2 years.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2023 and 2022 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2023	2022
Revenue equipment	2 - 20	$538,617	$468,527
Communications equipment	5 - 10	5,847	4,470
Land and improvements	0 - 15	11,747	11,719
Buildings and leasehold improvements	7 - 40	104,358	96,550
Construction in-progress	-	2,968	16,077
Other	2 - 10	28,995	22,343
		$692,532	$619,686

Depreciation expense was $62.4 million, $53.2 million, and $49.8 million in 2023, 2022, and 2021, respectively. This depreciation expense excludes net gains on the sale of property and equipment totaling $12.6 million, $40.3 million, and $3.8 million in 2023, 2022, and 2021, respectively.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2023 and 2022, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $7.6 million and $12.7 million and accumulated amortization of $1.2 million and $7.4 million at December 31, 2023 and 2022, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $0.7 million, $2.3 million, and $3.6 million during 2023, 2022, and 2021, respectively. See Note 11, "Leases" for additional information about our finance and operating leases.

6.	ACQUISITION OF SIMS TRANSPORT SERVICES LLC

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

The preliminary acquisition date fair value of the consideration transferred consisted of the following:

August 18, 2023
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$8,573
Cash acquired included in historical book value of Sims' assets and liabilities	(526)
Contingent consideration	1,786
Net purchase price	$9,833

The contingent consideration arrangement requires us to pay a total of up to $12.0 million of additional consideration to Sim's former equity-holders based on Sim's results during the first four calendar years following closing. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Refer to Note 3, "Fair Value of Financial Instruments" for information regarding changes in the contingent consideration arrangement.

Goodwill related to the acquisition is not tax deductible. A deferred tax liability of $1.6 million was recorded arising from the intangible assets related to the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)	August 18, 2023
Accounts receivable	$735
Other intangibles, net	6,090
Total identifiable assets acquired	6,825

Accounts payable	(457)
Accrued expenses	(4)
Deferred tax liability	(1,614)
Total liabilities assumed	(2,075)
Net identifiable assets acquired	4,750
Goodwill	5,083
Net assets acquired	$9,833

The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 9, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of Sims included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2023 are as follows:

(in thousands)	Year Ended
December 31, 2023
Total revenue	$2,924
Net income	$555

7.	ACQUISITION OF LEW THOMPSON & SON TRUCKING, INC.

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

The contingent consideration arrangement requires us to pay a total of up to $30.0 million of additional consideration to LTST's former shareholders based on LTST's results during the first three calendar years following closing. We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Refer to Note 3, "Fair Value of Financial Instruments" for information regarding changes in the contingent consideration arrangement. The allocation of the preliminary purchase price is subject to change based on finalization of the valuation of long-lived intangible assets and contingent consideration, as well as our ongoing evaluation of LTST's accounting policies for consistency with ours.

Because of our 338(h)10 election, all goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)	April 26, 2023
Accounts receivable	$5,100
Driver advances and other receivables	98
Inventory and supplies	1,015
Prepaid expenses	561
Property and equipment	42,277
Other assets	120
Other intangibles	52,870
Total identifiable assets acquired	102,041

Accounts payable	(565)
Accrued expenses	(1,465)
Current portion of operating lease obligations	(396)
Current portion of insurance and claims accrual	(56)
Long-term portion of operating lease obligations	(2,103)
Total liabilities assumed	(4,585)
Net identifiable assets acquired	97,456
Goodwill	12,447
Net assets acquired	$109,903

Since acquisition we recognized measurement period adjustments which increased goodwill recognized for LTST by $1.7 million to $12.4 million as of December 31, 2023. Goodwill and other intangible assets may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the LTST acquisition. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment, and may change as a result of our ongoing evaluation of LTST’s accounting principles for consistency with ours. Refer to Note 9, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2023 are as follows:

(in thousands)	Year Ended
December 31, 2023
Total revenue	$41,838
Net income	$4,726

The following unaudited pro forma consolidated results of operations assume that the acquisition of LTST occurred as of January 1, 2022:

(in thousands)	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$1,124,492	$1,281,504
Net income	$57,592	$121,943
Basic net income per share	$4.41	$8.13
Diluted net income per share	$4.16	$7.86

The pro forma financial information for all periods presented above has been calculated after adjusting the results of LTST to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2022. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2022.

8.	ACQUISITION OF AAT CARRIERS, INC.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)	February 9, 2022
Accounts receivable	$842
Prepaid expenses	33
Other short-term assets	19
Net property and equipment	7,994
Credentialing intangible asset	32,000
Total identifiable assets acquired	40,888

Accounts payable	(19)
Accrued expenses	(1,396)
Finance lease obligations	(458)
Other long-term liabilities	(3)
Total liabilities assumed	(1,876)
Net identifiable assets acquired	39,012
Goodwill	15,699
Net assets acquired	$54,711

The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel, purchases of revenue equipment. Refer to Note 9, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2023 are as follows:

(in thousands)	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$37,621	$33,061
Net income	$10,679	$13,263

9.	GOODWILL AND OTHER ASSETS

The Landair trade name has a residual value of $0.5 million.

Amortization expense of $7.5 million, $4.3 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, was included in depreciation and amortization in the consolidated statements of operations.

A summary of other intangible assets, by reportable segment as of  December 31, 2023 and 2022 is as follows:

(in thousands)	December 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$4,502	$(2,269)	$2,233
Managed Freight	1,089	(891)	198
Warehousing	999	(885)	114
Total trade name	6,590	(4,045)	2,545	110
Non-Compete agreement:
Dedicated	4,670	(778)	3,892
Managed Freight	380	(32)	348
Total non-compete agreement	5,050	(810)	4,240	40
Customer relationships:
Dedicated	60,172	(8,258)	51,914
Managed Freight	7,312	(1,043)	6,269
Warehousing	12,436	(5,700)	6,736
Total customer relationships:	79,920	(15,001)	64,919	159
Credentialing:
Expedited	32,000	(4,089)	27,911	157
Total credentialing	32,000	(4,089)	27,911
Total other intangible assets	$123,560	$(23,945)	$99,615	151

(in thousands)	December 31, 2022
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$2,402	$(2,130)	$272
Managed Freight	999	(885)	114
Warehousing	999	(885)	114
Total trade name	4,400	(3,900)	500	-
Customer relationships:
Dedicated	14,072	(5,277)	8,795
Managed Freight	1,692	(635)	1,057
Warehousing	12,436	(4,663)	7,773
Total customer relationships	28,200	(10,575)	17,625	90
Credentialing:
Expedited	32,000	(1,956)	30,044
Total credentialing	32,000	(1,956)	30,044	169
Total other intangible assets	$64,600	$(16,431)	$48,169	138

The above finite-lived intangible assets have a weighted average remaining life of 151 months and 138 months as of  December 31, 2023 and 2022, respectively.

The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2024	$9,488
2025	9,488
2026	9,488
2027	8,678
2028	8,222
Thereafter	53,751

The assignment of goodwill and intangible assets to our reportable segments was not complete as of December 31, 2023. The carrying amount of goodwill was $75.7 million at  December 31, 2023, compared to $58.2 million at December 31, 2022, as a result of the LTST and Sims acquisitions. A summary of the changes in carrying amount of goodwill by reportable segment is as follows:

(in thousands)	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2022	$15,699	$15,320	$5,448	$21,750
Acquired goodwill for LTST	-	10,729	-	-
Acquired goodwill for Sims	-	-	5,083	-
Post-acquisition goodwill adjustments	-	1,718	-	-
Balance at December 31, 2023	$15,699	$27,767	$10,531	$21,750

A summary of other assets as of December 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Investment in TEL	$66,327	$54,727
Other long-term receivables	4,664	1,260
Other assets, net	7,076	2,856
Total other assets, net	$78,067	$58,843

Other long-term receivables primarily represents amounts related to extended warranties on our revenue equipment on our consolidated balance sheet as of December 31, 2023, and 2022, as well as amounts recorded as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet as of December 31, 2023, for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2023. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. As a result of the most recent goodwill impairment analysis performed ( October 1, 2023), the Company determined that it was not more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. No such events were identified as of December 31, 2023.

10.	DEBT

Current and long-term debt and lease obligations consisted of the following at December 31, 2023 and 2022:

(in thousands)	December 31, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$11,579	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.2% at December 31, 2023, and 4.7% December 31, 2022, due in monthly installments with final maturities at various dates ranging from April 2028 to December 2028, secured by related revenue equipment	46,357	167,509	17,656	71,267
Real estate notes; interest rate of 7.1% at December 31, 2023 and 5.8% at December 31, 2022 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,294	17,806	1,241	19,100
Total debt	47,651	196,894	18,897	90,367
Principal portion of finance lease obligations, secured by related revenue equipment	781	5,296	5,326	432
Principal portion of operating lease obligations, secured by related equipment	11,950	30,892	18,179	46,428
Total debt and lease obligations	$60,382	$233,082	$42,402	$137,227

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $65.0 million. We had $11.6 million borrowings outstanding under the Credit Facility as of December 31, 2023, undrawn letters of credit outstanding of approximately $21.8 million, and available borrowing capacity of $76.6 million. Based on availability as of December 31, 2023 and 2022, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  April 2028 to  December 2028. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $37.8 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2024, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

As of December 31, 2023, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 11 are as follows:

(in thousands)
2024	$47,650
2025	62,358
2026	37,746
2027	43,690
2028	41,054
Thereafter	12,047

11.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2023 terminate in  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended December 31, 2023, 2022, and 2021 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Finance lease cost:
Amortization of right-of-use assets	$689	$2,314	$3,620
Interest on lease liabilities	510	377	637
Operating lease cost	18,296	20,538	19,583
Short-term lease cost	7,514	13,625	4,419
Variable lease cost	1,024	232	89
Total lease cost	$28,033	$37,086	$28,348

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$510	$377	$637
Operating cash flows from operating leases	$13,965	$17,114	$17,188
Financing cash flows from finance leases	$5,619	$5,516	$5,626
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,938	$458	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,992	$48,515	$15,795
Weighted-average remaining lease term—finance leases	3.8 years	5.7 years	1.0 years
Weighted-average remaining lease term—operating leases	4.6 years	4.6 years	4.9 years
Weighted-average discount rate—finance leases	13.2%	5.1%	4.7%
Weighted-average discount rate—operating leases	10.1%	9.1%	6.4%

During the year ended December 31, 2022, we recognized $7.5 million of expense related to the early abandonment and disposal charges related to revenue equipment held under operating leases as the equipment was a source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs, and elevated downtime. At  December 31, 2023 and 2022, right-of-use assets of $41.2 million and $58.9 million for operating leases, respectively, and $6.4 million and $5.3 million for finance leases, are included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2023, summarized as follows by lease category:

(in thousands)	Operating	Finance
2024	$15,285	$1,543
2025	11,158	1,543
2026	8,399	1,543
2027	7,530	1,543
2028	3,604	1,262
Thereafter	7,211	1,629
Total minimum lease payments	$53,187	$9,063
Less: amount representing interest	(10,345)	(2,986)
Present value of minimum lease payments	$42,842	$6,077
Less: current portion	(11,950)	(781)
Lease obligations, long-term	$30,892	$5,296

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2023	2022	2021
Revenue equipment rentals	$ 12,735	$ 26,478	$ 20,114
Building and lot rentals	13,721	7,567	3,651
Other equipment rentals	378	350	326
Total rental expense	$ 26,834	$ 34,395	$ 24,091

12.	INCOME TAXES

Income tax expense for the years ended December 31, 2023, 2022, and 2021 is comprised of:

(in thousands)	2023	2022	2021
Federal, current	$(1,132)	$16,123	$9,875
Federal, deferred	16,624	12,774	6,584
State, current	2,575	5,136	2,777
State, deferred	(456)	827	1,726
Income tax expense	$17,611	$34,860	$20,962

Income tax expense for the years ended December 31, 2023, 2022, and 2021 is summarized below:

(in thousands)	2023	2022	2021
Computed "expected" income tax expense	$15,170	$29,986	$16,643
State income taxes, net of federal income tax effect	1,674	4,711	3,787
Per diem allowances	862	-	-
Tax contingency accruals	(287)	(230)	(295)
Valuation allowance, net	-	-	(242)
Tax credits	(329)	(379)	(295)
Excess tax benefits on share-based compensation	(1,811)	(446)	(259)
Change in prior year estimates	8	(145)	(86)
Executive compensation disallowance	2,370	1,778	1,705
Other, net	(46)	(415)	4
Income tax expense	$17,611	$34,860	$20,962

The amount of income tax expense (benefit) allocated to discontinued operations for TFS is $0.2 million expense for the years ended December 31, 2023 and 2022, respectively and $0.8 million benefit for the year ended December 31, 2021.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2023, 2022, and 2021, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which are the effects of the per diem pay structure for drivers, executive compensation disallowance, and excess tax benefits on share-based compensation. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and benefits are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Insurance and claims	$7,958	$9,320
Net operating loss carryovers	14,550	3,583
Tax credits	347	416
Leased liability	10,796	16,292
Finance lease obligation	1,416	1,360
State bonus	6,760	2,945
Accrued bonus	3,198	-
Other	4,922	5,206
Total deferred tax assets	49,947	39,122

Deferred tax liabilities:
Property and equipment	(96,208)	(74,481)
Investment in partnership	(50,613)	(42,151)
ROU Asset- leases	(10,371)	(14,836)
Intangibles	(4,088)	(1,502)
Other	(563)	(894)
Prepaid expenses	(4,199)	(3,974)
Total deferred tax liabilities	(166,042)	(137,838)

Net deferred tax liability	$(116,095)	$(98,716)

The net deferred tax liability of $116.1 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially offset by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. We determined that a valuation allowance was not necessary at December 31, 2023 for our deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2023, we had a $0.1 million liability recorded for unrecognized tax benefits, which includes interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2022, we had a $0.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of less than $0.1 million. Interest and penalties recognized for uncertain tax positions provided for de minimus expense in 2023 and 2022.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Balance as of January 1,	$392	$596	$887
Decreases related to lapsing of statute of limitations	(287)	(204)	(291)
Balance as of December 31,	$105	$392	$596

If recognized, approximately $0.1 million, $0.4 million, and $0.6 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2023, 2022, and 2021, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2020 through 2022 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. We do not anticipate total unrecognized tax benefits to materially change in the next twelve months.

We generated a federal net operating loss of $50.0 million in 2023 which can be carried forward indefinitely. We have $0.4 million of federal tax credits available to carry back and offset tax in 2022. Our state net operating loss carryforwards and state tax credits of $80.6 million and $0.4 million, respectively, expire beginning in 2023 and 2029 based on jurisdiction.

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

On May 11, 2023, the Tennessee Works Act was signed into law by Governor Lee. The most impactful change for the Company was the phase-in of a single-sales factor apportionment formula for the logistics and leasing companies that file in Tennessee. The motor carriers already apply a single-sales factor. This resulted in the Company recording a $1.2 million benefit during 2023 related to revaluing our deferred tax balances for this change.

13.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There are no third-party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the years ended December 31, 2023 and 2022, we sold no tractors and trailers to TEL while for 2021 we sold $0.3 million of tractors and trailers to TEL. We received $0.9 million, $0.8 million, and $0.9 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We purchased equipment from TEL for $4.1 million in 2023 and none in  2022 or 2021, respectively. Additionally, we paid $6.8 million, $6.1 million, and $0.8 million to TEL for leases of revenue equipment and maintenance in 2023, 2022, and 2021, respectively. We had operating lease liabilities with TEL of $4.1 million and $13.8 million at December 31, 2023 and 2022, respectively, for revenue equipment leased from TEL. We recorded net reversal of gains of less than $0.1 million for the years ended  December 31, 2023 and 2022 and deferral of gains of approximately $0.1 million for the year ended December 31, 2021, representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third-party. Deferred gains totaling $0.2 million at December 31, 2023 and 2022, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $21.4 million in 2023, $25.2 million in 2022, and $14.8 million in 2021. We received an equity distribution from TEL for $9.8 million, and $14.7 million in 2023 and 2022, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable and payable from TEL and investment in TEL as of  December 31, 2023 and 2022, are as follows:

Description:	Balance Sheet Line Item:	2023	2022
Accounts receivable from TEL	Driver advances and other receivables	$37	$9
Accounts payable to TEL	Accrued expenses	$460	$763
Investment in TEL	Other assets	$66,327	$54,727

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

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2023	2022
Current Assets	$74,154	$62,064
Non-current Assets	518,870	418,661
Current Liabilities	119,620	83,326
Non-current Liabilities	347,121	294,222
Total Equity	$126,283	$103,177

(in thousands)	As of the years ended December 31,
	2023	2022	2021
Revenue	$151,207	$149,347	$104,873
Cost of Sales	14,768	28,815	8,876
Operating Expenses	79,596	60,861	58,627
Operating Income	56,843	59,671	37,370
Net Income	$43,107	$51,907	$30,078

14.	EMPLOYEE BENEFIT PLANS

Deferred Profit Sharing Employee Benefit Plan

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board. We made contributions of $2.2 million, $1.9 million, and $1.9 million in 2023, 2022, and 2021, respectively, to the profit sharing and savings plan.

Nonqualified Deferred Compensation Plan

The Supplemental Savings Plan (the "SSP") is our nonqualified deferred compensation plan started during 2022 for the benefit of eligible key managerial employees whose contributions to our deferred profit sharing and savings plan are limited because of IRS regulations affecting highly compensated employees. Under the terms of the SSP, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2023 and 2022, there were 15 active participants in the SSP, respectively. We may make discretionary contributions as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the SSP. The accumulated benefit obligation was $2.4 million and $0.2 million as of December 31, 2023 and  2022, respectively, and is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies with the intent to fund the future liability. The aggregate market value of the life insurance policies was $2.4 million and $0.2 million as of December 31, 2023 and 2022, respectively, and was included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2023	2022
Accumulated benefit obligation	$2,360	$226
Aggregate market value	$2,424	$220

15.	RELATED PARTY TRANSACTIONS

Other than those associated with TEL, there are no material related party transactions. See Note 13 for discussions of the related party transactions associated with TEL.

16.	COMMITMENTS AND CONTINGENT LIABILITIES

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Refer to Note 1 for information about our insurance program.

We had $21.8 million and $23.9 million of outstanding and undrawn letters of credit as of December 31, 2023 and 2022, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of December 31, 2023, the remaining contingent liability was $1.6 million.

We had commitments outstanding at December 31, 2023, to acquire revenue equipment totaling approximately $121.9 million versus commitments at December 31, 2022 of approximately $156.6 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, finance leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

17.	SEGMENT INFORMATION

Our four reportable segments are (i) Expedited, (ii) Dedicated, (iii) Managed Freight, and (iv) Warehousing. Refer to Note 1, for a description of each of our reportable segments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our reportable segment information as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for 2023, 2022, and 2021:

(in thousands)
Year Ended December 31, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$423,820	$320,287	$258,903	$100,563	$1,103,573
Intersegment revenue	10,859	-	-	-	10,859
Operating income	28,861	17,712	9,388	2,862	58,823
Depreciation and amortization	35,451	32,163	562	1,767	69,943

(in thousands)
Year Ended December 31, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$452,713	$362,997	$320,985	$80,163	$1,216,858
Intersegment revenue	5,505	-	-	-	5,505
Operating income (loss)	60,552	21,087	36,858	2,185	120,682
Depreciation and amortization	30,101	25,449	247	1,715	57,512

(in thousands)
Year Ended December 31, 2021	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$337,063	$324,541	$321,236	$63,163	$1,046,003
Intersegment revenue	7,429	-	-	-	7,429
Operating income	33,064	(1,357)	32,461	2,994	67,162
Depreciation and amortization	25,364	25,960	595	1,962	53,881

(in thousands)	For the years ended December 31,
	2023	2022	2021
Total external revenues for reportable segments	$1,103,573	$1,216,858	$1,046,003
Intersegment revenues for reportable segments	10,859	5,505	7,429
Elimination of intersegment revenues	(10,859)	(5,505)	(7,429)
Total consolidated revenues	$1,103,573	$1,216,858	$1,046,003

Balance sheet data by reportable segment is not maintained by the Company.

18.	EQUITY

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

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. No additional shares have been repurchased since April 2023 (through  February 26, 2024).

On January 26, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.0625 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.08 per share which was paid on September 30, 2022, to stockholders of record on September 2, 2022. On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On August 16, 2023, our Board declared a cash dividend of $0.11 per share which was paid on September 29, 2023, to stockholders of record on September 1, 2023. On November 15, 2023, our Board declared a cash dividend of $0.11 per share which was paid on December 29, 2023, to stockholders of record on December 1, 2023.

19.	SUBSEQUENT EVENTS

On February 13, 2024, our Board approved a quarterly cash dividend program of $0.11 per share, subject to quarterly approval by our Board. Our Board has approved the dividend, which will be for stockholders of record as of March 1, 2024, and payable on March 29, 2024.