Form 10-Q
period 2024-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2024-05-03
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 2024).

Class A Common Stock, $.01 par value: 10,764,360 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,952	$2,294
Accounts receivable, net of allowance of $2,434 in 2024 and $2,449 in 2023	143,975	142,504
Drivers' advances and other receivables, net of allowance of $589 in 2024 and $591 in 2023	6,020	4,367
Inventory and supplies	5,127	4,848
Prepaid expenses	13,562	17,880
Assets held for sale	7,950	6,782
Income taxes receivable	322	6,739
Other short-term assets	536	531
Total current assets	180,444	185,945

Property and equipment, at cost	690,996	692,532
Less: accumulated depreciation and amortization	(188,011)	(177,877)
Net property and equipment	502,985	514,655

Goodwill	80,303	75,747
Other intangibles, net	97,242	99,615
Other assets, net	82,098	78,067
Noncurrent assets of discontinued operations	359	409
Total assets	$943,431	$954,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$918	$-
Accounts payable	31,605	33,155
Accrued expenses	49,194	59,067
Current maturities of long-term debt	60,964	47,651
Current portion of finance lease obligations	922	781
Current portion of operating lease obligations	8,959	11,950
Current portion of insurance and claims accrual	20,841	17,687
Total current liabilities	173,403	170,291

Long-term debt	187,400	196,894
Long-term portion of finance lease obligations	5,802	5,296
Long-term portion of operating lease obligations	27,328	30,892
Insurance and claims accrual	17,902	15,746
Deferred income taxes	110,543	116,095
Other long-term liabilities	12,371	14,169
Long-term liabilities of discontinued operations	1,435	1,635
Total liabilities	536,184	551,018
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,764,360 outstanding as of March 31, 2024; and 16,125,786 shares issued and 10,721,517 outstanding as of December 31, 2023	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	156,695	155,846
Treasury stock at cost; 5,361,426 and 5,404,269 shares as of March 31, 2024 and December 31, 2023, respectively	(132,159)	(132,346)
Accumulated other comprehensive income	1,076	816
Retained earnings	381,450	378,919
Total stockholders' equity	407,247	403,420
Total liabilities and stockholders' equity	$943,431	$954,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2024 and 2023

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2024	2023
Revenues
Freight revenue	$247,685	$233,422
Fuel surcharge revenue	31,078	33,429
Total revenue	$278,763	$266,851

Operating expenses:
Salaries, wages, and related expenses	$100,335	$99,159
Fuel expense	30,952	34,091
Operations and maintenance	13,596	17,109
Revenue equipment rentals and purchased transportation	66,751	63,016
Operating taxes and licenses	3,361	3,463
Insurance and claims	15,390	12,693
Communications and utilities	1,403	1,284
General supplies and expenses	20,830	13,620
Depreciation and amortization	21,108	14,575
Loss (gain) on disposition of property and equipment, net	702	(9,791)
Total operating expenses	274,428	249,219
Operating income	4,335	17,632
Interest expense, net	3,338	769
Income from equity method investment	(3,676)	(5,943)
Income before income taxes	4,673	22,806
Income tax expense	849	6,321
Income from continuing operations, net of tax	3,824	16,485
Income from discontinued operations, net of tax	150	150
Net income	$3,974	$16,635

Basic income per share(1):
Income from continuing operations	$0.29	$1.23
Income from discontinued operations	0.01	0.01
Net income per share	$0.30	$1.25
Diluted income per share:
Income from continuing operations	$0.28	$1.19
Income from discontinued operations	0.01	0.01
Net income per share	$0.29	$1.20
Basic weighted average shares outstanding	13,087	13,361
Diluted weighted average shares outstanding	13,800	13,877

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three months ended March 31, 2024 and 2023

(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$3,974	$16,635

Other comprehensive income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($126) in 2024 and $114 in 2023, respectively	359	(325)

Reclassification of cash flow hedge gains into statement of operations, net of tax of $35 in 2024 and $27 in 2023, respectively	(99)	(78)

Total other comprehensive income	260	(403)

Comprehensive income	$4,234	$16,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2024 and 2023

(Unaudited and in thousands)

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,443)	(1,443)
Other comprehensive income	-	-	-	-	260	-	260
Stock-based employee compensation expense	-	-	947	-	-	-	947
Exercise of stock options	-	-	150	278	-	-	428
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Other comprehensive income	-	-	-	-	(403)	-	(403)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2024 and 2023

(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,974	$16,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	-	(3)
Reversal of gain on sales to equity method investee	(3)	-
Depreciation and amortization	21,108	14,575
Deferred income tax expense	(5,259)	(1,185)
Income tax expense arising from restricted share vesting and stock options exercised	(333)	(587)
Stock-based compensation expense	947	1,558
Income from equity method investment	(3,676)	(5,943)
Gain on disposition of property and equipment	702	(9,791)
Changes in operating assets and liabilities:
Receivables and advances	3,812	2,863
Prepaid expenses and other assets	3,946	2,555
Inventory and supplies	(279)	208
Insurance and claims accrual	5,310	(324)
Accounts payable and accrued expenses	(8,548)	(13,313)
Net cash flows provided by operating activities	21,701	7,248

Cash flows from investing activities:
Acquisition, net of cash acquired	(4,556)	-
Other investments	(156)	(1,108)
Purchase of property and equipment	(48,362)	(16,221)
Proceeds from disposition of property and equipment	9,593	24,407
Net cash flows (used) provided by investing activities	(43,481)	7,078

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	918	-
Cash dividend	(1,443)	(1,466)
Proceeds from issuance of notes payable	52,179	12,795
Repayments of notes payable	(10,540)	(4,902)
Repayments of finance lease obligations	(162)	(3,357)
Proceeds under revolving credit facility	14,550	10,665
Repayments under revolving credit facility and draw note	(26,130)	(10,665)
Payment of contingent consideration liability	(7,023)	(9,187)
Proceeds from exercise of stock options	428	-
Payment of minimum tax withholdings on stock compensation	(339)	(1,485)
Common stock repurchased	-	(20,805)
Net cash flows provided (used) by financing activities	22,438	(28,407)

Net change in cash and cash equivalents	658	(14,081)

Cash and cash equivalents at beginning of period	2,294	68,665
Cash and cash equivalents at end of period	$2,952	$54,584

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2023, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from 0% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 25% of their cost, respectively. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the three months ended March 31, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 79,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2024, and 288,000 shares issuable upon conversion of unvested restricted shares for the three months ended March 31, 2023. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three months ended March 31, 2024 and 2023. There were 634,000 shares issuable upon conversion of unvested employee stock options for the three months ended March 31, 2024 and 228,000 shares issuable upon conversion of unvested employee stock options for the three months ended March 31, 2023. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2024, and 51,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2023. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2024	2023
Numerators:
Income from continuing operations	$3,824	$16,485
Income from discontinued operations	150	150
Net income	$3,974	$16,635
Denominator:
Denominator for basic income per share – weighted-average shares	13,087	13,361
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	79	288
Equivalent shares issuable upon conversion of unvested employee stock options	634	228
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,800	13,877

Basic income per share(1):
Income from continuing operations	$0.29	$1.23
Income from discontinued operations	0.01	0.01
Net income per share	$0.30	$1.25
Diluted income per share:
Income from continuing operations	$0.28	$1.19
Income from discontinued operations	0.01	0.01
Net income per share	$0.29	$1.20
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	March 31, 2024	December 31, 2023	Input Level
Interest rate swaps	1,452	1,101	2
Contingent consideration	(19,896)	(21,802)	3

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2024, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years, of which the final installment was made during 2024, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, Inc.'s ("LTST's") former shareholders based on LTST's results during the first three calendar years following closing, and up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former shareholders based on Sims' results during the first four calendar years following closing. Refer to Note 13, "Acquisition of Lew Thompson & Son Trucking, Inc.", for additional information regarding the LTST acquisition and Note 12, "Acquisition of Sims Transport Services, LLC", for additional information regarding the Sims acquisition.

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended March 31, 2024 and 2023, we paid $10.0 million and $10.0 million, respectively, based on AAT's results for the first and second post-acquisition years. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased by $8.1 million related to a change in the fair value for the LTST contingent consideration arrangement and $1.5 million related to the AAT contingent consideration arrangement for the three months ended March 31, 2024 and 2023, respectively. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2024:

	December 31, 2023	Additions	Adjustments to fair market value	Payments	March 31, 2024
Contingent consideration	$(21,802)	$-	$(8,094)	$10,000	$(19,896)

Note 4.	Discontinued Operations

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

The following table summarizes the results of our discontinued operations for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023
Reversal of contingent loss liability	$(200)	$(200)
Income before income taxes	200	200
Income tax expense	50	50
Income from discontinued operations, net of tax	$150	$150

Reversal of contingent liability for the three months ended March 31, 2024, relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Noncurrent deferred tax asset	$359	$409
Noncurrent assets from discontinued operations	359	409
Total assets from discontinued operations	$359	$409

Liabilities:
Long-term contingent loss liability	$1,435	$1,635
Long-term liabilities of discontinued operations	1,435	1,635
Total liabilities from discontinued operations	$1,435	$1,635

There were no operating cash outflows for the three months ended March 31, 2024 and 2023.

Note 5.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the year ended December 31, 2023. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three months ended March 31, 2024 and 2023:

(in thousands)
Three Months Ended March 31, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$105,471	$84,482	$62,917	$25,893	$278,763
Intersegment revenue	642	-	-	-	642
Operating income (loss)	4,784	(4,697)	2,269	1,979	4,335

Three Months Ended March 31, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$100,896	$80,244	$60,874	$24,837	$266,851
Intersegment revenue	4,462	-	-	-	4,462
Operating income	9,276	7,147	1,218	(9)	17,632

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Total external revenues for reportable segments	$278,763	$266,851
Intersegment revenues for reportable segments	642	4,462
Elimination of intersegment revenues	(642)	(4,462)
Total consolidated revenues	$278,763	$266,851

Note 6.	Income Taxes

Income tax expense in both 2024 and 2023 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences the most significant of which is the effect of the per diem pay structure for drivers. Drivers who meet the requirements to receive per diem receive non-taxable per-diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of  March 31, 2024 is unchanged since  December 31, 2023.

The net deferred tax liability of $110.2 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at March 31, 2024 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$11,579
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.2% at March 31, 2024, and 5.2% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from October 2024 to March 2029, secured by related revenue equipment	59,656	169,926	46,357	167,509
Real estate notes; interest rate of 7.1% at March 31, 2024 and 7.1% at December 31, 2023 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,308	17,474	1,294	17,806
Total debt	60,964	187,400	47,651	196,894
Principal portion of finance lease obligations, secured by related revenue equipment	922	5,802	781	5,296
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	8,959	27,328	11,950	30,892
Total debt and lease obligations	$70,845	$220,530	$60,382	$233,082

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

We had no borrowings outstanding under the Credit Facility as of March 31, 2024, undrawn letters of credit outstanding of approximately $21.0 million, and available borrowing capacity of $89.0 million. As of March 31, 2024, there were no base rate and no SOFR loans. Based on availability as of March 31, 2024 and 2023, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  October 2024 to March 2029. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $35.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2024, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

The finance leases in effect at  March 31, 2024 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2024 and 2023 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$123	$256
Interest on lease liabilities	199	9
Operating lease cost	3,634	4,620
Variable lease cost	24	497
Short-term lease cost	1,060	1,610
Total lease cost	$5,040	$6,992

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	199	9
Operating cash flows from operating leases	2,929	3,861
Financing cash flows from finance leases	162	3,358
Right-of-use assets obtained in exchange for new finance lease liabilities	810	-
Right-of-use assets obtained in exchange for new operating lease liabilities	-	146
Weighted-average remaining lease term—finance leases (in years)	3.4
Weighted-average remaining lease term—operating leases (in years)	4.9
Weighted-average discount rate—finance leases	13.4%
Weighted-average discount rate—operating leases	10.4%

As of  March 31, 2024, and December 31, 2023, right-of-use assets of $34.5 million and $41.2 million for operating leases and $6.9 million and $6.4 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2024, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2024 (1)	$8,943	$1,768
2025	9,870	1,768
2026	8,399	1,768
2027	7,530	1,768
2028	3,604	1,306
Thereafter	7,211	1,441
Total minimum lease payments	$45,557	$9,819
Less: amount representing interest	(9,270)	(3,095)
Present value of minimum lease payments	$36,287	$6,724
Less: current portion	(8,959)	(922)
Lease obligations, long-term	$27,328	$5,802

(1) Excludes the three months ended March 31, 2024.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2024, there were 1,228,434 shares remaining of the 4,775,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.8 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively. Of the stock compensation expense recorded for the three months ended  March 31, 2024 and March 31, 2023, $0.1 million and $0.5 million relates to restricted shares, respectively, and $0.7 million and $1.0 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2024, certain participants elected to forfeit receipt of an aggregate of 6,879 shares of Class A common stock at a weighted average per share price of $49.27 based on the closing price of our Class A common stock on the dates the shares vested in 2024, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $21.0 million and $21.8 million of outstanding and undrawn letters of credit as of March 31, 2024 and December 31, 2023. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of  March 31, 2024 the remaining contingent liability was $1.4 million.

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

During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. No other transactions with TEL were material for the three months ended March 31, 2024 and 2023.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2024 net income through March 31, 2024, or $3.7 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  March 31, 2024 and December 31, 2023 are as follows (in thousands):

Description:	Balance Sheet Line Item:	March 31, 2024	December 31, 2023
Accounts receivable from TEL	Driver advances and other receivables	$79	$37
Accounts payable to TEL	Accrued expenses	$35	$460
Investment in TEL	Other assets	$70,005	$66,327
Operating lease obligations	Current and long-term portion of operating lease obligations	$74	$4,100

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

On April 26, 2023, we acquired 100% of the outstanding stock of LTST and related entities, headquartered in Huntsville, AR. LTST is a dedicated contract carrier specializing in poultry feed and live haul transportation in Northwest Arkansas and surrounding areas and was acquired to expand the Dedicated reportable segment into this niche market. The acquisition date fair value of the consideration transferred was $114.5 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $30.0 million based on LTST's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first, second, and third calendar years following closing. The total purchase, including any earnout achieved, is expected to range from $114.5 million to $134.5 million depending on the results achieved by LTST.

LTST's results have been included in the condensed consolidated financial statements since the date of acquisition and are reported within our Dedicated reportable segment.

The acquisition date fair value of the consideration transferred consisted of the following:

April 26, 2023
(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$105,282
Cash acquired included in historical book value of LTST's assets and liabilities	(839)
Contingent consideration	10,016
Net purchase price	$114,459

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

Because of our 338(h)10 election, all goodwill related to the acquisition is deductible for tax purposes and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

April 26, 2023
Accounts receivable	$5,100
Driver advances and other receivables	98
Inventory and supplies	1,015
Prepaid expenses	561
Net property and equipment	42,277
Other assets, net	120
Other intangibles, net	52,870
Total identifiable assets acquired	102,041

Accounts payable	(565)
Accrued expenses	(1,465)
Current portion of operating lease obligations	(396)
Current portion of insurance and claims accrual	(56)
Long-term portion of operating lease obligations	(2,103)
Total liabilities assumed	(4,585)
Net identifiable assets acquired	97,456
Goodwill	17,003
Net assets acquired	$114,459

During the quarter ended March 31, 2024 we recognized measurement period adjustments related to the Section 338(h)10 election which increased goodwill recognized for LTST by $4.6 million from $12.4 million as of December 31, 2023 to $17.0 million as of March 31, 2024. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Note 14.	Goodwill and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $2.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2024 and  December 31, 2023 is as follows:

(in thousands)	March 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,322)	$2,180
Managed Freight	1,089	(897)	192
Warehousing	999	(885)	114
Total trade name	6,590	(4,104)	2,486	107
Non-compete agreement:
Dedicated	4,670	(1,070)	3,600
Managed Freight	380	(55)	325
Total non-compete agreement	5,050	(1,125)	3,925	37
Customer relationships:
Dedicated	60,172	(9,229)	50,943
Managed Freight	7,312	(1,279)	6,033
Warehousing	12,436	(5,959)	6,477
Total customer relationships:	79,920	(16,467)	63,453	156
Credentialing:
Expedited	32,000	(4,622)	27,378	154
Total credentialing	32,000	(4,622)	27,378
Total other intangible assets	$123,560	$(26,318)	$97,242	149

(in thousands)	December 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,269)	$2,233
Managed Freight	1,089	(891)	198
Warehousing	999	(885)	114
Total trade name	6,590	(4,045)	2,545	110
Non-compete agreement:
Dedicated	4,670	(778)	3,892
Managed Freight	380	(32)	348
Total non-compete agreement	5,050	(810)	4,240	40
Customer relationships:
Dedicated	60,172	(8,258)	51,914
Managed Freight	7,312	(1,043)	6,269
Warehousing	12,436	(5,700)	6,736
Total customer relationships:	79,920	(15,001)	64,919	159
Credentialing:
Expedited	32,000	(4,089)	27,911	157
Total credentialing	32,000	(4,089)	27,911
Total other intangible assets	$123,560	$(23,945)	$99,615	151

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2024 (1)	7,116
2025	9,488
2026	9,488
2027	8,678
2028	8,220
Thereafter	53,752

(1) Excludes the three months ended March 31, 2024.

The carrying amount of goodwill and other intangible assets for 2024 is subject to change upon the completion of the purchase accounting for the Sims acquisition. The carrying amount of goodwill increased to $80.3 million at  March 31, 2024 from $75.7 million at December 31, 2023. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	March 31, 2024
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2023	$15,699	$27,767	$10,531	$21,750
Post-acquisition goodwill adjustments	-	4,556	-	-
Goodwill	$15,699	$32,323	$10,531	$21,750

Note 15.	Equity

On May 18, 2022, our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between  May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. The program expired January 31, 2024.

On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On August 16, 2023, our Board declared a cash dividend of $0.11 per share which was paid on September 29, 2023, to stockholders of record on September 1, 2023. On November 15, 2023, our Board declared a cash dividend of $0.11 per share which was paid on December 29, 2023, to stockholders of record on December 1, 2023. On February 13, 2024, our Board declared a cash dividend of $0.11 per share which was paid on March 29, 2024, to stockholders of record on March 1, 2024.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our strategic plan and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Portfolio, the contingent consideration related to our purchase of AAT, LTST and Sims, and the future impact of our acquisition of LTST and Sims, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We are pleased to report first quarter earnings of $0.29 per diluted share. We were pleased with how our team navigated the environment by capitalizing on opportunities where available, allocating equipment investments toward more profitable operations, and controlling costs. We believe that successfully executing two major startups in our Dedicated segment during the quarter will continue the momentum in future quarters as they fully ramp up. Our results during the first quarter continued to demonstrate the power of our diversified logistics service offerings. The first quarter's freight market, consisting of freight rates and volumes, remained soft and in many ways comparable to a year ago. Adding to the general market headwinds, used equipment prices continued to decline and adverse weather conditions experienced in January created incremental cost and operational challenges.

Our asset-based segments contributed approximately 68% of total revenue and 64% of total freight revenue in the quarter. Our Expedited segment grew revenue modestly, through modest growth in the average total tractor count and improved utilization, partially offset by lower rates. Our combined truckload operations experienced diminished year over year margins due to the acquisition related contingent consideration expense in the current quarter.

Our asset-light segments contributed approximately 32% of total revenue and 36% of total freight revenue in the quarter. Although year over year freight revenue growth was modest at 3.6%, operating income improved by approximately 217% due to the combination of improved cost efficiencies and rate increases in our Warehousing reportable segment and improved cargo related claims costs in our Managed Freight segment.

Additional items of note for the first quarter of 2024 include the following:

●

Total revenue of $278.8 million, an increase of 4.5% compared with the first quarter of 2023, and freight revenue (which excludes revenue from fuel surcharges) of $247.7 million, an increase of 6.1% compared with the first quarter of 2023;

●	Operating income of $4.3 million, compared with $17.6 million in the first quarter of 2023;

●

Net income of $4.0 million, or $0.29 per diluted share, compared with $16.6 million, or $1.20 per diluted share, in the first quarter of 2023. Net income from continuing operations of $3.8 million, or $0.28 per diluted share, compared to $16.5 million or $1.19 per diluted share, in the first quarter of 2023. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.2 million, or $0.01 per diluted share, in the first quarter of 2023;

●	38% of consolidated total revenue was in our Expedited reportable segment, as compared to 38% in the first quarter of 2023;

●

Our Managed Freight reportable segment’s total revenue increased to $62.9 million in the 2024 quarter from $60.9 million in the 2023 quarter and the reportable segment had an operating income of $2.3 million in the 2024 quarter compared to $1.2 million in the 2023 quarter;

●	Our equity investment in TEL provided $3.7 million of pre-tax earnings in the first quarter of 2024 compared to $5.9 million in the first quarter of 2023;

●	We distributed a total of $1.4 million to stockholders through dividends;

●	Since December 31, 2023, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $3.8 million to $252.1 million, primarily due to the final post-acquisition earnout payment of $10.0 million related to AAT’s operational performance and approximately $12.0 million of net capital expenditures for revenue equipment, offset by cash flows from operations. With available borrowing capacity of $89.0 million under our Credit Facility at March 31, 2024 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of March 31, 2024 was 2.10;

●	Stockholders' equity at March 31, 2024, was $407.2 million; and

●	Tangible book value at March 31, 2024, was $229.7 million.

Outlook

We are once again pleased with our quarterly results, which were achieved during a very difficult operating environment. Although we believe freight market fundamentals are slowly improving, the second quarter has provided little evidence of a 2024 recovery. Regardless of the operating environment, we remain focused on our strategic plan and the tactical steps it takes to make us better every day. We will continue to execute on opportunities to dive deeper into the supply chain, add value for our customers, and create efficiencies across our enterprise, which we believe will allow us to become a stronger, more profitable, and more predictable business.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2024	OR %	2023	OR %
Total revenue	$278,763		$266,851
Total operating expenses	274,428	98.4%	249,219	93.4%
Operating income	$4,335		$17,632

Adjusted Operating Ratio:	2024	Adj. OR %	2023	Adj. OR %
Total revenue	$278,763		$266,851
Fuel surcharge revenue	(31,078)		(33,429)
Freight revenue (total revenue, excluding fuel surcharge)	247,685		233,422

Total operating expenses	274,428		249,219
Adjusted for:
Fuel surcharge revenue	(31,078)		(33,429)
Amortization of intangibles	(2,371)		(1,120)
Gain on disposal of terminals, net	-		7,627
Contingent consideration liability adjustment	(8,094)		(1,500)
Adjusted operating expenses	232,885	94.0%	220,797	94.6%
Adjusted operating income	$14,800		$12,625

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

Within our Managed Freight reportable segment, we derive revenue from Brokerage and TMS services, particularly, for arranging transportation services for customers, directly and through relationships with thousands of third-party carriers and integration with our Expedited reportable segment. Additionally, utilizing technology and process management we provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network and focused customer support through multiyear contracts. We provide Brokerage services directly and through agents, who are paid a commission for the freight they provide. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including purchased transportation, facility warehousing costs, salaries, and selling, general, and administrative expenses.

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

Revenue Equipment

At March 31, 2024, we operated 2,234 tractors and 5,997 trailers. Of such tractors, 2,070 were owned, 23 were financed under finance or operating leases, and 141 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,786 were owned and 211 were held under finance or operating leases. At March 31, 2024, our fleet had an average tractor age of 1.7 years and an average trailer age of 6.0 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing or leasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with company owned equipment, such as interest and depreciation, and expenses associated with employee drivers, including driver compensation, fuel, and other expenses, are not incurred with respect to independent contractors. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net income margin, as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2024 TO three months ended March 31, 2023

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Freight revenue	$247,685	$233,422
Fuel surcharge revenue	31,078	33,429
Total revenue	$278,763	$266,851

The increase in total revenue primarily resulted from a $6.2 million, $4.9 million, $2.0 million, and $1.0 million increase in Dedicated, Expedited, Managed Freight and Warehousing freight revenue, respectively, for the three months ended March 31, 2024.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2024	2023
Salaries, wages, and related expenses	$100,335	$99,159
% of total revenue	36.0%	37.2%
% of freight revenue	40.5%	42.5%

Salaries, wages, and related expenses for the three months ended March 31, 2024, increased, on a dollars basis primarily as a result of averaging more drivers and tractors, resulting in higher driver salaries, wages, and benefits. As a percentage of total revenue and freight revenue, salaries, wages, and related expenses for the three months ended March 31, 2024, decreased primarily due to improved tractor utilization that more efficiently covered fixed compensation expense and lower overall driver cost based on the hiring and retention market.

We believe salaries, wages, and related expenses will continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. Driver pay may also fluctuate based on the number of miles driven. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three Months Ended
	March 31,
	2024	2023
Fuel expense	$30,952	$34,091
% of total revenue	11.1%	12.8%
% of freight revenue	12.5%	14.6%

The decreases in total fuel expense are primarily related to lower fuel prices in 2024 partially offset by a 9.0% increase in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.41 per gallon, or 9.3%, lower for the quarter ended March 31, 2024 compared with the same quarter in 2023.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2024	2023
Total fuel surcharge	$31,078	$33,429
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,554	2,258
Company fuel surcharge revenue	$28,524	$31,171
Total fuel expense	$30,952	$34,091
Less: Company fuel surcharge revenue	28,524	31,171
Net fuel expense	$2,428	$2,920
% of freight revenue	1.0%	1.3%

For the periods presented, net fuel expense decreased as a percentage of freight revenue primarily due to lower fuel prices and higher fuel surcharge recovery.

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

Operations and maintenance

	Three Months Ended
	March 31,
	2024	2023
Operations and maintenance	$13,596	$17,109
% of total revenue	4.9%	6.4%
% of freight revenue	5.5%	7.3%

The decreases in operations and maintenance for the three months ended March 31, 2024 were primarily related to a decrease in the average age of our fleet and the improvement in both availability and cost of tires and maintenance related parts compared to the prior year period.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2024	2023
Revenue equipment rentals and purchased transportation	$66,751	$63,016
% of total revenue	23.9%	23.6%
% of freight revenue	26.9%	27.0%

The changes in revenue equipment rentals and purchased transportation for the three months ended March 31, 2024 were primarily the result of an increase in purchased transportation costs due to additional business in the Managed Freight reportable segment. Additionally, total miles run by independent contractors increased from 6.9% for the three months ended March 31, 2023 to 8.4% for the same 2024 period.

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

Operating taxes and licenses

	Three Months Ended
	March 31,
	2024	2023
Operating taxes and licenses	$3,361	$3,463
% of total revenue	1.2%	1.3%
% of freight revenue	1.4%	1.5%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2024	2023
Insurance and claims	$15,390	$12,693
% of total revenue	5.5%	4.8%
% of freight revenue	6.2%	5.4%

Insurance and claims per mile cost increased to 22.8 cents per mile for the three months ended March 31, 2024 compared to 20.5 cents per mile for the same 2023 period. The increase for the three months ended March 31, 2024 is primarily the result of current period claims expense and the development of prior period claims, as well as increased insurance premiums compared to the same 2023 period.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense accruals. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, however, for 2024, we expect insurance premiums expense to be similar to that of 2023.

Communications and utilities

	Three Months Ended
	March 31,
	2024	2023
Communications and utilities	$1,403	$1,284
% of total revenue	0.5%	0.5%
% of freight revenue	0.6%	0.6%

For the periods presented, the change in communications and utilities was insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2024	2023
General supplies and expenses	$20,830	$13,620
% of total revenue	7.5%	5.1%
% of freight revenue	8.4%	5.8%

The increases in general supplies and expenses for the three months ended March 31, 2024 were primarily the result of the increase in the contingent consideration liability since the 2023 period.

Depreciation and amortization

	Three Months Ended
	March 31,
	2024	2023
Depreciation and amortization	$21,108	$14,575
% of total revenue	7.6%	5.5%
% of freight revenue	8.5%	6.2%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $5.3 million to $18.7 million for the three months ended March 31, 2024 compared to $13.5 million in the same 2023 period as a result of increased costs on new equipment and an increase in our average total tractor count. Amortization of intangible assets was $2.4 million for three months ended March 31, 2024, compared to $1.1 million for the same 2023 period. The increase for the three months ended March 31, 2024 is due to the amortization of the intangible assets related to the LTST and Sims acquisitions.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases and we see the full year effect of our 2023 equipment replacement plan. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale. Successfully executing our plan to grow the Dedicated reportable segment could also increase depreciation and amortization going forward.

Loss (gain) on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2024	2023
Loss (gain) on disposition of property and equipment, net	$702	$(9,791)
% of total revenue	0.3%	(3.7%)
% of freight revenue	0.3%	(4.2%)

The loss on disposition of property and equipment, net for the three-months ended March 31, 2024, compared to a gain on disposition of property and equipment, net for the prior period, was primarily the result of the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023, with no such sales in the same 2024 period, as well as reductions in the gain on disposition of equipment due to the soft used equipment market.

Interest expense, net

	Three Months Ended
	March 31,
	2024	2023
Interest expense, net	$3,338	$769
% of total revenue	1.2%	0.3%
% of freight revenue	1.3%	0.3%

For the periods presented, the increases in interest expense were primarily the result of an increase in revenue equipment installment notes as a result of additional equipment added during 2023 as a result of our revenue equipment replacement plan, as well as increased interest rates since the 2023 period.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended
	March 31,
	2024	2023
Income from equity method investment	$3,676	$5,943

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decrease in TEL's contribution to our results for the three months ended March 31, 2024 were primarily the result of a reduction on gain on sale of revenue equipment compared to the 2023 period. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's net income for the full 2024 year to approximate that of 2023.

Income tax expense

	Three Months Ended
	March 31,
	2024	2023
Income tax expense	$849	$6,321
% of total revenue	0.3%	2.4%
% of freight revenue	0.3%	2.7%

The decreases in income tax expense were primarily related to the $18.1 million decrease in pre-tax income in the three months ended March 31, 2024, compared to the same 2023 period resulting from the aforementioned decreases in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2024 TO three months ended March 31, 2023

The following table summarizes revenue and operating income data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2024	2023
Revenues:
Expedited	$105,471	$100,896
Dedicated	84,482	80,244
Managed Freight	62,917	60,874
Warehousing	25,893	24,837
Total revenues	$278,763	$266,851

Operating Income:
Expedited	$4,784	$9,276
Dedicated	(4,697)	7,147
Managed Freight	2,269	1,218
Warehousing	1,979	(9)
Total operating income	$4,335	$17,632

The increase in Expedited revenue for the three months ended March 31, 2024 relates to a 44 (or 5.1%) average tractor increase, partially offset by a $0.4 million decrease in fuel surcharge revenue and a decrease in average freight revenue per tractor per week of 0.2%, compared to the 2023 quarter. The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2024 is the result of a 12.0 cents per mile (or 5.4%) decrease in average rate per total mile partially offset by a 6.6% increase in average miles per unit compared to the 2023 quarter. Expedited team-driven tractors averaged 844 and 783 tractors in the first quarter of 2024 and 2023, respectively.

The increase in Dedicated revenue for the three months ended March 31, 2024 relates to a 28, or 2.3% average tractor increase as a result of the LTST acquisition including growth since acquisition and an increase in average freight revenue per tractor per week of 5.8% compared to the 2023 quarter partially offset by a $2.0 million decrease in fuel surcharge revenue. The increase in average freight revenue per tractor per week was the result of a 12.8 cents per mile (or 4.8%) increase in average rate per total mile and a  2.1% increase in average miles per unit compared to the 2023 quarter.

For the three months ended March 31, 2024, Managed Freight total revenue increased primarily as a result of increased volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations as well as the Sims acquisition.

For the three months ended March 31, 2024, Warehousing total revenue increased as a result of period-over-period new customer business as well as customer rate increases that went into effect during the third quarter of 2023.

The decrease in operating income for the three months ended March 31, 2024, was the result of a $16.1 million, $9.1 million, and $1.0 million increase in Dedicated, Expedited, and Managed Freight operating expenses partially offset by a $0.9 million decrease in Warehousing operating expenses, partially offset by the increase in total revenue described above.

The decrease in Expedited operating income for the three months ended March 31, 2024 was primarily the result of an increase in Expedited operating expenses partially offset by the aforementioned increase in revenue. The increase in Expedited operating expenses for the three months ended March 31, 2024 was primarily the result of increases in depreciation expense as a result of our equipment trade cycle and increased equipment costs since the 2023 period partially offset by the prior period increase in the contingent consideration liability. The decrease in Dedicated operating income for the three months ended March 31, 2024 was primarily the result of an increase in Dedicated operating expenses partially offset by the aforementioned increase in revenue. The increase in Dedicated operating expenses for the three months ended March 31, 2024, was primarily the result of the increase in the contingent consideration liability, as well as increased depreciation expense as a result of our equipment trade cycle and increased equipment costs since the 2023 period.

The increase in operating income for Managed Freight for the three months ended March 31, 2024 was primarily the result of the aforementioned increase in revenue partially offset by an increase in Managed Freight operating expenses. The increase in Managed Freight operating expenses was primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. This increase was partially offset by a decrease in claims.

The increase in operating income for Warehousing for the three months ended March 31, 2024 was primarily the result of the aforementioned increase in revenue and a decrease in Warehousing operating expenses. The decrease in Warehousing operating expenses for the three months ended March 31, 2024, was a result of  a reduction in outsourced labor since the 2023 period. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition, and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $7.0 million and $15.7 million at March 31, 2024 and December 31, 2023, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet tractor fleet age of 1.7 years at March 31, 2024, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2024 and December 31, 2023 we had $291.4 million and $293.5 million in debt and lease obligations, respectively, consisting of the following:

●	No and $11.6 million outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$229.6 million and $213.9 million in revenue equipment installment notes, respectively;

●	$18.8 million and $19.1 million in real estate notes, respectively;

●	$6.7 million and $6.1 million of the principal portion of financing lease obligations, respectively; and

●	$36.3 million and $42.8 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment. The decrease in the operating lease obligations was primarily due to replacing revenue equipment held under operating leases with owned equipment, as well as the amortization of the lease liability.

As of March 31, 2024, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $21.0 million, and available borrowing capacity of $89.0 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the three months ended March 31, 2024 totaled $12.0 million of expenditures, as compared to $8.2 million of proceeds for the prior year period. During the three months ended March 31, 2024, we took delivery of approximately 244 new tractors and 189 new trailers, while disposing of approximately 167 used tractors and 44 used trailers. Our current fleet plan for the remainder of 2024 includes the delivery of an additional 558 new company replacement tractors and 357 additional new trailer deliveries. Net gains on disposal of equipment and real estate in the three months ended March 31, 2024 were $12.4 million compared to $39.3 million in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period and the aforementioned disposal of revenue equipment as part of our trade cycle. For the balance of 2024, our baseline expectation for net capital expenditures is $60.0 million to $70.0 million. Our capital investment plan reflects our priorities growing Dedicated with new poultry related business, maintaining the average of our equipment to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate.

We distributed a total of $1.4 million to stockholders in the first three months of 2024 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Despite a year over year reduction in net income of $12.7 million, net cash flows provided by operating activities increased to $21.7 million for the three months ended March 31, 2024, compared to $7.2 million for the same 2023 period, primarily due to increases in non-cash expenses such as depreciation and amortization and reductions to non-cash gains on sale of property, plant, and equipment in the current period. Changes in operating assets and liabilities such as receivables and driver advances, accounts payable and accrued expenses, and insurance and claims accruals provided improved cash flow for the three months ended March 31, 2024, compared to the 2023 period.

Net cash flows used by investing activities were $43.5 million for the three months ended March 31, 2024, compared to $7.1 million provided in the same 2023 period. The change in net cash flows used by investing activities was primarily due to the timing of our trade cycle whereby we took delivery of approximately 244 new tractors and 189 new trailers, while disposing of approximately 167 used tractors and 44 used trailers during the 2024 period compared to delivery of 150 new tractors and 64 new trailers, while disposing of approximately 162 used tractors and 123 used trailers in the same 2023 period. Net cash flows used by investing activities also included a $4.6 million payment related to the acquisition of LTST and our Section 338(h)10 election. Additionally, the 2023 period provided $12.5 million of proceeds related to the sale of a Tennessee terminal.

Net cash flows provided by financing activities were approximately $22.4 million for the three months ended March 31, 2024, compared to $28.4 million used in the same 2023 period. The change in net cash flows provided by financing activities was primarily a function of net proceeds relating to notes payable of $30.1 million in the 2024 period compared to net proceeds of $7.9 million in the 2023 period and the repurchase of $0.0 million of shares of our Class A common stock during the 2024 period compared to $20.8 million during the same 2023 period.

Net cash flows provided by operating activities and provided by financing activities in the 2024 period also included payment of $3.0 million and $7.0 million, respectively, of contingent consideration liabilities related to the acquisition of AAT. Net cash flows provided by operating activities and used by financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On May 18, 2022 our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. The program expired January 31, 2024.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2024, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Form 10-K for the year ended December 31, 2023.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 10, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2023, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $1.4 million to stockholders in the first three months of 2024 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the first quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

COVENANT LOGISTICS GROUP, INC.

Date: May 3, 2024	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer