Form 10-Q
period 2024-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2024-08-02
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-42192

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2024).

Class A Common Stock, $.01 par value: 10,820,868 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,280	$2,294
Accounts receivable, net of allowance of $2,567 in 2024 and $2,449 in 2023	145,065	142,504
Drivers' advances and other receivables, net of allowance of $585 in 2024 and $591 in 2023	4,775	4,367
Inventory and supplies	5,605	4,848
Prepaid expenses	24,192	17,880
Assets held for sale	7,719	6,782
Income taxes receivable	12,626	6,739
Other short-term assets	529	531
Total current assets	201,791	185,945

Property and equipment, at cost	726,082	692,532
Less: accumulated depreciation and amortization	(193,198)	(177,877)
Net property and equipment	532,884	514,655

Goodwill	78,941	75,747
Other intangibles, net	94,870	99,615
Other assets, net	86,193	78,067
Noncurrent assets of discontinued operations	308	409
Total assets	$994,987	$954,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,185	$-
Accounts payable	31,584	33,155
Accrued expenses	50,381	59,067
Current maturities of long-term debt	70,738	47,651
Current portion of finance lease obligations	956	781
Current portion of operating lease obligations	10,612	11,950
Current portion of insurance and claims accrual	22,228	17,687
Total current liabilities	187,684	170,291

Long-term debt	197,346	196,894
Long-term portion of finance lease obligations	5,571	5,296
Long-term portion of operating lease obligations	32,044	30,892
Insurance and claims accrual	18,907	15,746
Deferred income taxes	120,214	116,095
Other long-term liabilities	12,613	14,169
Long-term liabilities of discontinued operations	1,235	1,635
Total liabilities	575,614	551,018
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,820,868 outstanding as of June 30, 2024; and 16,125,786 shares issued and 10,721,517 outstanding as of December 31, 2023	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	157,448	155,846
Treasury stock at cost; 5,304,918 and 5,404,269 shares as of June 30, 2024 and December 31, 2023, respectively	(131,566)	(132,346)
Accumulated other comprehensive income	1,110	816
Retained earnings	392,196	378,919
Total stockholders' equity	419,373	403,420
Total liabilities and stockholders' equity	$994,987	$954,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2024 and 2023

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
Revenues
Freight revenue	$256,512	$243,704	$504,197	$477,126
Fuel surcharge revenue	30,985	30,312	62,063	63,741
Total revenue	$287,497	$274,016	$566,260	$540,867

Operating expenses:
Salaries, wages, and related expenses	$106,373	$101,280	$206,708	$200,439
Fuel expense	29,093	31,428	60,045	65,519
Operations and maintenance	15,552	16,235	29,148	33,344
Revenue equipment rentals and purchased transportation	62,755	67,983	129,506	130,999
Operating taxes and licenses	2,283	3,317	5,644	6,780
Insurance and claims	17,148	11,043	32,538	23,736
Communications and utilities	1,272	1,215	2,675	2,499
General supplies and expenses	14,477	12,775	35,307	26,395
Depreciation and amortization	22,130	18,944	43,238	33,519
Loss (gain) on disposition of property and equipment, net	837	(1,987)	1,539	(11,778)
Total operating expenses	271,920	262,233	546,348	511,452
Operating income	15,577	11,783	19,912	29,415
Interest expense, net	3,799	2,124	7,137	2,893
Income from equity method investment	(4,094)	(5,381)	(7,770)	(11,324)
Income before income taxes	15,872	15,040	20,545	37,846
Income tax expense	3,828	2,897	4,677	9,218
Income from continuing operations, net of tax	12,044	12,143	15,868	28,628
Income from discontinued operations, net of tax	150	150	300	300
Net income	$12,194	$12,293	$16,168	$28,928

Basic income per share: (1)
Income from continuing operations	$0.92	$0.94	$1.21	$2.18
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income per share	$0.93	$0.95	$1.23	$2.20
Diluted income per share: (1)
Income from continuing operations	$0.87	$0.90	$1.15	$2.08
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income per share	$0.88	$0.91	$1.17	$2.10
Basic weighted average shares outstanding	13,146	12,939	13,117	13,150
Diluted weighted average shares outstanding	13,831	13,574	13,802	13,766

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and six months ended June 30, 2024 and 2023

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$12,194	$12,293	$16,168	$28,928

Other comprehensive income:

Unrealized gain on effective portion of cash flow hedges, net of tax of ($47) and ($172) in 2024 and ($158) and ($44) in 2023, respectively	133	452	492	127
Reclassification of cash flow hedge gains into statement of operations, net of tax of $34 and $69 in 2024 and $33 and $60 in 2023, respectively	(99)	(93)	(198)	(171)
Total other comprehensive income (loss)	34	359	294	(44)

Comprehensive income	$12,228	$12,652	$16,462	$28,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2024 and 2023

(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,443)	(1,443)
Other comprehensive income	-	-	-	-	260	-	260
Stock-based employee compensation expense	-	-	947	-	-	-	947
Exercise of stock options	-	-	150	278	-	-	428
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247
Net income	-	-	-	-	-	12,194	12,194
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,448)	(1,448)
Other comprehensive income	-	-	-	-	34	-	34
Stock-based employee compensation expense	-	-	765	-	-	-	765
Exercise of stock options	-	-	195	386	-	-	581
Issuance of restricted shares, net	-	-	(207)	207	-	-	-
Balances at June 30, 2024	$161	$24	$157,448	$(131,566)	$1,110	$392,196	$419,373

	For the Three and Six Months Ended June 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Other comprehensive loss	-	-	-	-	(403)	-	(403)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162
Net income	-	-	-	-	-	12,293	12,293
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,442)	(1,442)
Other comprehensive income	-	-	-	-	359	-	359
Share repurchase	-	-	-	(4,683)	-	-	(4,683)
Stock-based employee compensation expense reversal	-	-	1,774	-	-	-	1,774
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(389)	354	-	-	(35)
Balances at June 30, 2023	$161	$24	$154,348	$(131,402)	$1,042	$355,491	$379,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2024 and 2023

(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$16,168	$28,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	169	69
Reversal of gain on sales to equity method investee	(11)	(1)
Depreciation and amortization	43,238	33,519
Deferred income tax expense	6,312	1,840
Income tax expense arising from restricted share vesting and stock options exercised	(581)	(816)
Stock-based compensation expense	1,712	3,332
Income from equity method investment	(7,770)	(11,324)
Loss (gain) on disposition of property and equipment	1,539	(11,778)
Changes in operating assets and liabilities:
Receivables and advances	(8,133)	(13,225)
Prepaid expenses and other assets	(7,105)	(6,770)
Inventory and supplies	(757)	406
Insurance and claims accrual	7,702	(3,609)
Accounts payable and accrued expenses	(8,382)	(8,203)
Net cash flows provided by operating activities	44,101	12,368

Cash flows used by investing activities:
Acquisition, net of cash acquired	(4,556)	(99,887)
Other investments	(299)	(1,448)
Purchase of property and equipment	(98,896)	(59,067)
Proceeds from disposition of property and equipment	17,280	47,073
Net cash flows used by investing activities	(86,471)	(113,329)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,185	2,096
Cash dividend	(2,891)	(2,908)
Proceeds from issuance of notes payable	89,411	44,673
Repayments of notes payable	(28,053)	(4,438)
Repayments of finance lease obligations	(364)	(3,508)
Proceeds under revolving credit facility	52,178	94,542
Repayments under revolving credit facility and draw note	(63,757)	(54,385)
Payment of contingent consideration liability	(7,023)	(9,187)
Proceeds from exercise of stock options	1,009	236
Payment of minimum tax withholdings on stock compensation	(339)	(1,520)
Common stock repurchased	-	(25,488)
Net cash flows provided by financing activities	41,356	40,113

Net change in cash and cash equivalents	(1,014)	(60,848)

Cash and cash equivalents at beginning of period	2,294	68,665
Cash and cash equivalents at end of period	$1,280	$7,817

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2023, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the utilization profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We performed a review of our estimates during the quarter ended June 30, 2024 and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $2.6 million of depreciation expense during the three months ended June 30, 2024. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the three months ended March 31, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 64,000 and 71,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended June 30, 2024, respectively, and 235,000 and 251,000 shares issuable upon conversion of unvested restricted shares for the three and six months ended June 30, 2023, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three and six months ended June 30, 2024 and 2023. There were approximately 621,000 and 614,000 shares issuable upon conversion of unvested employee stock options for the three and six months ended June 30, 2024, respectively, and 400,000 and 365,000 shares issuable upon conversion of unvested employee stock options for the three and six months ended June 30, 2023, respectively. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2024, respectively, and no and 35,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2023, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerators:
Income from continuing operations	$12,044	$12,143	$15,868	$28,628
Income from discontinued operations	150	150	300	300
Net income	$12,194	$12,293	$16,168	$28,928
Denominator:
Denominator for basic income per share – weighted-average shares	13,146	12,939	13,117	13,150
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	64	235	71	251
Equivalent shares issuable upon conversion of unvested employee stock options	621	400	614	365
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,831	13,574	13,802	13,766

Basic income per share(1):
Income from continuing operations	$0.92	$0.94	$1.21	$2.18
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income per share	$0.93	$0.95	$1.23	$2.20
Diluted income per share: (1)
Income from continuing operations	$0.87	$0.90	$1.15	$2.08
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income per share	$0.88	$0.91	$1.17	$2.10
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

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

The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of the reporting date.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	June 30, 2024	December 31, 2023	Input Level
Interest rate swaps	1,498	1,101	2
Contingent consideration	(20,616)	(21,802)	3
Cash surrender value life insurance policies	2,887	2,424	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  June 30, 2024, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

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

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. There were no contingent consideration payments made during the three months ended June 30, 2024 or 2023, and $10.0 million and $10.0 million paid during the six months ended June 30, 2024 and 2023, respectively, based on AAT's results for the first and second post-acquisition years. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased during the three and six months ended June 30, 2024 by $0.7 million and $8.8 million, respectively, related to a change in the fair value for the LTST contingent consideration arrangement and by $0.5 million and $2.0 million during the three and six months ended June 30, 2023, respectively, related to a change in the fair value for the AAT contingent consideration arrangement. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2024:

	December 31, 2023	Additions	Adjustments to fair market value	Payments	June 30, 2024
Contingent consideration	$(21,802)	$-	$(8,814)	$10,000	$(20,616)

Note 4.	Discontinued Operations

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

The following table summarizes the results of our discontinued operations for the three and six months ended June 30, 2024 and 2023:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reversal of contingent loss liability	$(200)	$(200)	$(400)	$(400)
Income before income taxes	200	200	400	400
Income tax expense	50	50	100	100
Income from discontinued operations, net of tax	$150	$150	$300	$300

Reversal of contingent loss liability for the three and six months ended June 30, 2024 and 2023 relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Noncurrent deferred tax asset	$308	$409
Noncurrent assets from discontinued operations	308	409
Total assets from discontinued operations	$308	$409

Liabilities:
Long-term contingent loss liability	$1,235	$1,635
Long-term liabilities of discontinued operations	1,235	1,635
Total liabilities from discontinued operations	$1,235	$1,635

There were no operating cash outflows for the three and six months ended June 30, 2024 and 2023.

Note 5.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and six months ended June 30, 2024 and 2023:

(in thousands)
Three Months Ended June 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$108,010	$93,465	$60,366	$25,656	$287,497
Intersegment revenue	886	-	-	-	886
Operating income	4,768	5,450	3,330	2,029	15,577

Six Months Ended June 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$213,481	$177,947	$123,283	$51,549	$566,260
Intersegment revenue	1,527	-	-	-	1,527
Operating income	9,552	753	5,599	4,008	19,912

Three Months Ended June 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$104,073	$81,194	$63,281	$25,468	$274,016
Intersegment revenue	3,915	-	-	-	3,915
Operating income	5,815	3,243	1,945	780	11,783

Six Months Ended June 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$204,969	$161,438	$124,155	$50,305	$540,867
Intersegment revenue	8,377	-	-	-	8,377
Operating income	15,091	10,390	3,163	771	29,415

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total external revenues for reportable segments	$287,497	$274,016	$566,260	$540,867
Intersegment revenues for reportable segments	886	3,915	1,527	8,377
Elimination of intersegment revenues	(886)	(3,915)	(1,527)	(8,377)
Total consolidated revenues	$287,497	$274,016	$566,260	$540,867

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2024 is unchanged since  December 31, 2023.

The net deferred tax liability of $119.9 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at June 30, 2024 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$11,579
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.3% at June 30, 2024, and 5.2% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from October 2024 to March 2029, secured by related revenue equipment	69,416	180,208	46,357	167,509
Real estate notes; interest rate of 7.1% at June 30, 2024 and 7.1% at December 31, 2023 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,322	17,138	1,294	17,806
Total debt	70,738	197,346	47,651	196,894
Principal portion of finance lease obligations, secured by related revenue equipment	956	5,571	781	5,296
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	10,612	32,044	11,950	30,892
Total debt and lease obligations	$82,306	$234,961	$60,382	$233,082

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

We had no borrowings outstanding under the Credit Facility as of June 30, 2024, undrawn letters of credit outstanding of approximately $20.8 million, and available borrowing capacity of $88.8 million. As of June 30, 2024, there were no base rate and no SOFR loans. Based on availability as of June 30, 2024 and 2023, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  October 2024 to March 2029. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $34.1 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2024, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

The finance leases in effect at  June 30, 2024 terminate from  May 2025 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at June 30, 2024 and 2023 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$123	$257	$246	$513
Interest on lease liabilities	222	57	421	66
Operating lease cost	3,325	4,639	6,959	9,245
Variable lease cost	125	388	149	885
Short-term lease cost	914	2,509	1,974	4,133
Total lease cost	$4,709	$7,850	$9,749	$14,842

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	222	57	421	66
Operating cash flows from operating leases	2,505	3,329	5,435	7,178
Financing cash flows from finance leases	203	151	365	3,509
Right-of-use assets obtained in exchange for new finance lease liabilities	5	3,139	815	3,139
Right-of-use assets obtained in exchange for new operating lease liabilities	8,970	3,846	8,970	3,992
Weighted-average remaining lease term—finance leases (in years)	3.7
Weighted-average remaining lease term—operating leases (in years)	4.7
Weighted-average discount rate—finance leases	13.4%
Weighted-average discount rate—operating leases	9.2%

As of  June 30, 2024, and December 31, 2023, right-of-use assets of $40.9 million and $41.2 million for operating leases and $6.7 million and $6.4 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2024, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2024 (1)	$6,925	$886
2025	12,007	1,770
2026	10,565	1,768
2027	9,450	1,768
2028	5,008	1,487
Thereafter	7,678	1,703
Total minimum lease payments	$51,633	$9,382
Less: amount representing interest	(8,977)	(2,855)
Present value of minimum lease payments	$42,656	$6,527
Less: current portion	(10,612)	(956)
Lease obligations, long-term	$32,044	$5,571

(1) Excludes the six months ended June 30, 2024.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  June 30, 2024, there were 1,063,228 shares remaining of the 4,775,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.6 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and expense of $1.3 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and $0.2 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Of the stock compensation expense recorded for the three months ended  June 30, 2024 and June 30, 2023, $0.6 million and $0.6 million relates to restricted shares, respectively, and $0.0 million and $1.0 million relates to unvested employee stock options, respectively. Of the stock compensation expense recorded for the six months ended June 30, 2024 and 2023, $0.7 million and $1.1 million relates to restricted shares, respectively, and $0.6 million and $1.9 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2024, certain participants elected to forfeit receipt of an aggregate of 6,879 shares of Class A common stock at a weighted average per share price of $49.27 based on the closing price of our Class A common stock on the dates the shares vested in 2024, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $20.8 million and $21.8 million of outstanding and undrawn letters of credit as of June 30, 2024 and December 31, 2023. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of  June 30, 2024 the remaining contingent liability was $1.2 million.

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

During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. During the quarter ended June 30, 2024, we entered into revenue equipment operating leases with TEL, which resulted in an operating lease obligation to TEL of $6.7 million as of  June 30, 2024. No other transactions with TEL were material for the six months ended June 30, 2024 and 2023.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2024 net income through June 30, 2024, or $7.8 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  June 30, 2024 and December 31, 2023 are as follows (in thousands):

Description:	Balance Sheet Line Item:	June 30, 2024	December 31, 2023
Accounts receivable from TEL	Driver advances and other receivables	$127	$37
Accounts payable to TEL	Accrued expenses	$-	$460
Investment in TEL	Other assets	$74,108	$66,327
Operating lease obligations	Current and long-term portion of operating lease obligations	$6,651	$4,100

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

All goodwill related to the acquisition is deductible for tax purposes and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

August 18, 2023
Accounts receivable	$735
Other intangibles, net	6,090
Total identifiable assets acquired	6,825

Accounts payable	(457)
Accrued expenses	(4)
Total liabilities assumed	(461)
Net identifiable assets acquired	6,364
Goodwill	3,469
Net assets acquired	$9,833

During the six months ended June 30, 2024 we recognized measurement period adjustments of $1.6 million, primarily related to the deductibility of goodwill and other intangibles, which decreased goodwill from $5.1 million as of December 31, 2023 to $3.5 million as of June 30, 2024. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

April 26, 2023
Accounts receivable	$4,848
Driver advances and other receivables	98
Inventory and supplies	1,015
Prepaid expenses	561
Net property and equipment	42,277
Other assets, net	120
Other intangibles, net	52,870
Total identifiable assets acquired	101,789

Accounts payable	(565)
Accrued expenses	(1,465)
Current portion of operating lease obligations	(396)
Current portion of insurance and claims accrual	(56)
Long-term portion of operating lease obligations	(2,103)
Total liabilities assumed	(4,585)
Net identifiable assets acquired	97,204
Goodwill	17,255
Net assets acquired	$114,459

During the six months ended June 30, 2024 we recognized measurement period adjustments of $4.8 million, primarily related to the Section 338(h)10 election which increased goodwill from $12.4 million as of December 31, 2023 to $17.3 million as of June 30, 2024. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date of April 26, 2023, to the periods ended June 30, 2024 and 2023 are as follows:

(in thousands)	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total revenue	$31,398	$10,809	$53,127	$10,809
Net income	$3,534	$1,878	$5,152	$1,878

The following unaudited pro forma consolidated results of operations assume that the acquisition of LTST occurred as of January 1, 2023:

(in thousands)
	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Total revenue	$279,421	$562,485
Net income	$12,976	$31,659
Basic net income per share	$1.00	$2.41
Diluted net income per share	$0.96	$2.30

The pro forma financial information for all periods presented above has been calculated after adjusting the results of LTST to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2023. The Company's historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2023 fiscal year.

Note 14.	Goodwill and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $4.7 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  June 30, 2024 and  December 31, 2023 is as follows:

(in thousands)	June 30, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,374)	$2,128
Managed Freight	1,089	(901)	188
Warehousing	999	(885)	114
Total trade name	6,590	(4,160)	2,430	104
Non-compete agreement:
Dedicated	4,670	(1,362)	3,308
Managed Freight	380	(79)	301
Total non-compete agreement	5,050	(1,441)	3,609	34
Customer relationships:
Dedicated	60,172	(10,200)	49,972
Managed Freight	7,312	(1,515)	5,797
Warehousing	12,436	(6,218)	6,218
Total customer relationships:	79,920	(17,933)	61,987	154
Credentialing:
Expedited	32,000	(5,156)	26,844
Total credentialing	32,000	(5,156)	26,844	151
Total other intangible assets	$123,560	$(28,690)	$94,870	147

(in thousands)	December 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,269)	$2,233
Managed Freight	1,089	(891)	198
Warehousing	999	(885)	114
Total trade name	6,590	(4,045)	2,545	110
Non-compete agreement:
Dedicated	4,670	(778)	3,892
Managed Freight	380	(32)	348
Total non-compete agreement	5,050	(810)	4,240	40
Customer relationships:
Dedicated	60,172	(8,258)	51,914
Managed Freight	7,312	(1,043)	6,269
Warehousing	12,436	(5,700)	6,736
Total customer relationships:	79,920	(15,001)	64,919	159
Credentialing:
Expedited	32,000	(4,089)	27,911	157
Total credentialing	32,000	(4,089)	27,911
Total other intangible assets	$123,560	$(23,945)	$99,615	151

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2024 (1)	4,744
2025	9,488
2026	9,488
2027	8,678
2028	8,220
Thereafter	53,752

(1) Excludes the six months ended June 30, 2024.

The carrying amount of goodwill increased to $78.9 million at  June 30, 2024 from $75.7 million at December 31, 2023. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	June 30, 2024
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2023	$15,699	$27,767	$10,531	$21,750
Post-acquisition goodwill adjustments	-	4,808	(1,614)	-
Goodwill	$15,699	$32,575	$8,917	$21,750

Note 15.	Equity

On May 18, 2022, our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between  May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. The program expired on January 31, 2024.

On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On February 13, 2024, our Board declared a cash dividend of $0.11 per share which was paid on March 29, 2024, to stockholders of record on March 1, 2024. On May 15, 2024, our Board declared a cash dividend of $0.11 per share which was paid on June 28, 2024, to stockholders of record on June 7, 2024.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Settlement, contingent consideration related to our purchase of AAT, LTST and Sims, and the future impact of our acquisition of LTST and Sims, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We are pleased to report second quarter earnings of $0.88 per diluted share. Our second quarter’s results further demonstrate the value proposition of our diversified logistics services in the midst of a freight environment that has remained challenged with general market headwinds. Our team has worked hard to navigate through the prolonged down cycle by capitalizing on new value-added commercial opportunities where available, allocating equipment investments toward more profitable operations, and controlling costs.

Our asset-based segments, consisting of Expedited and Dedicated, contributed approximately 70% of total revenue and 67% of total freight revenue in the quarter. Our combined truckload operations experienced improved year over year margins primarily related to operating 9.1% more average tractors combined with improved freight revenue per total mile, partially offset by a reduction in utilization and higher costs compared to the prior year quarter.

Our asset-light segments, consisting of Managed Freight and Warehousing, contributed approximately 30% of total revenue and 33% of total freight revenue in the quarter. Although year over year freight revenue declined 3.1%, operating income improved by approximately 96.7% due to the combination of improved cost efficiencies and rate increases in our Warehousing reportable segment as well as improved purchased transportation costs, cargo related claims costs, and the year over year impact of the higher-margin Sims acquisition in our Managed Freight segment.

Additional items of note for the second quarter of 2024 include the following:

●

Total revenue of $287.5 million, an increase of 4.9% compared with the second quarter of 2023, and freight revenue (which excludes revenue from fuel surcharges) of $256.5 million, an increase of 5.3% compared with the second quarter of 2023;

●	Operating income of $15.6 million, compared with $11.8 million in the second quarter of 2023;

●

Net income of $12.2 million, or $0.88 per diluted share, compared with $12.3 million, or $0.91 per diluted share, in the second quarter of 2023. Net income from continuing operations of $12.0 million, or $0.87 per diluted share, compared to $12.1 million or $0.90 per diluted share, in the second quarter of 2023. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.2 million, or $0.01 per diluted share, in the second quarter of 2023;

●	Our equity investment in TEL provided $4.1 million of pre-tax earnings in the second quarter of 2024 compared to $5.4 million in the second quarter of 2023;

●	We distributed a total of $1.4 million to stockholders through dividends;

●	Since December 31, 2023, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $25.0 million to $273.3 million, primarily due to the final post-acquisition earnout payment of $10.0 million related to AAT’s operational performance and approximately $50.3 million of net capital expenditures for revenue equipment, offset by cash flows from operations. With available borrowing capacity of $88.8 million under our Credit Facility at June 30, 2024 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of June 30, 2024 was 2.11;

●	Stockholders' equity at June 30, 2024, was $419.3 million; and

●	Tangible book value at June 30, 2024, was $245.6 million.

Outlook

Our consistently strong financial performance over the duration of a very weak general freight market is encouraging and reflects the benefits of the significant structural changes made to our business model over the last four years as part of our strategic plan. We remain committed to continued improvement to our business model and are actively working to take the Company to the next level of performance. While we believe freight market fundamentals have continued to slowly improve and macroeconomic indicators are beginning to positively reveal themselves, absent an outside catalyst, we believe a material improvement in the freight market will take time. Regardless of the operating environment, our focus and commitment remains unchanged as we execute our strategic plan through tactical step by step execution that will continue to allow us to capitalize on opportunities that drive us deeper into the supply chain, add value for our customers, and create efficiencies across our enterprise, which we believe will allow us to become a stronger, more profitable, and more predictable business.

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

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2024	OR %	2023	OR %	2024	OR %	2023	OR %
Total revenue	$287,497		$274,016		$566,260		$540,867
Total operating expenses	271,920	94.6%	262,233	95.7%	546,348	96.5%	511,452	94.6%
Operating income	$15,577		$11,783		$19,912		$29,415

Adjusted Operating Ratio:	2024	Adj. OR %	2023	Adj. OR %	2024	Adj. OR %	2023	Adj. OR %
Total revenue	$287,497		$274,016		$566,260		$540,867
Fuel surcharge revenue	(30,985)		(30,312)		(62,063)		(63,741)
Freight revenue (total revenue, excluding fuel surcharge)	256,512		243,704		504,197		477,126

Total operating expenses	271,920		262,233		546,348		511,452
Adjusted for:
Fuel surcharge revenue	(30,985)		(30,312)		(62,063)		(63,741)
Amortization of intangibles	(2,373)		(1,802)		(4,744)		(2,922)
Gain on disposal of terminals, net	-		-		-		7,627
Contingent consideration liability adjustment	(720)		(492)		(8,814)		(1,992)
Transaction and executive retirement	-		(2,158)		-		(2,158)
Adjusted operating expenses	237,842	92.7%	227,469	93.3%	470,727	93.4%	448,266	94.0%
Adjusted operating income	$18,670		$16,235		$33,470		$28,860

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

Revenue Equipment

At June 30, 2024, we operated 2,314 tractors and 6,314 trailers. Of such tractors, 2,160 were owned, 22 were financed under finance or operating leases, and 132 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,833 were owned and 481 were held under finance or operating leases. At June 30, 2024, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2024 TO three and six months ended June 30, 2023

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Freight revenue	$256,512	$243,704	$504,197	$477,126
Fuel surcharge revenue	30,985	30,312	62,063	63,741
Total revenue	$287,497	$274,016	$566,260	$540,867

The increases in total revenue primarily resulted from a $12.6 million, $2.9 million, and $0.2 million increase in Dedicated, Expedited, and Warehousing freight revenue, respectively, partially offset by a $2.9 million decrease in Managed Freight for the three months ended June 30, 2024 and an $18.8 million, $7.9 million, and $1.2 million increase in Dedicated, Expedited, and Warehousing freight revenue, respectively, partially offset by a $0.9 million decrease in Managed Freight freight revenue for the six months ended June 30, 2024.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Salaries, wages, and related expenses	$106,373	$101,280	$206,708	$200,439
% of total revenue	37.0%	37.0%	36.5%	37.1%
% of freight revenue	41.5%	41.6%	41.0%	42.0%

Salaries, wages, and related expenses for the three and six months ended June 30, 2024, increased on a dollars basis primarily as a result of averaging more drivers and tractors primarily due to growth in our Dedicated reportable segment, resulting in higher driver salaries, wages, and benefits. As a percentage of total revenue and freight revenue, salaries, wages, and related expenses for the three and six months ended June 30, 2024, decreased slightly primarily due to improved tractor utilization that more efficiently covered fixed compensation expense and lower overall driver cost based on the hiring and retention market.

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

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fuel expense	$29,093	$31,428	$60,045	$65,519
% of total revenue	10.1%	11.5%	10.6%	12.1%
% of freight revenue	11.3%	12.9%	11.9%	13.7%

The decreases in total fuel expense are primarily related to lower fuel prices in the 2024 periods partially offset by a 7.3% and 8.1% increase in total miles compared to the same 2023 periods, respectively.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.07 per gallon, or 1.8%, lower for the quarter ended June 30, 2024 compared with the same quarter in 2023.

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

Net fuel expense is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total fuel surcharge	$30,985	$30,312	$62,063	$63,741
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,647	2,174	5,201	4,433
Company fuel surcharge revenue	$28,338	$28,138	$56,862	$59,308
Total fuel expense	$29,093	$31,428	$60,045	$65,519
Less: Company fuel surcharge revenue	28,338	28,138	56,862	59,308
Net fuel expense	$755	$3,290	$3,183	$6,211
% of freight revenue	0.3%	1.4%	0.6%	1.3%

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

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operations and maintenance	$15,552	$16,235	$29,148	$33,344
% of total revenue	5.4%	5.9%	5.1%	6.2%
% of freight revenue	6.1%	6.7%	5.8%	7.0%

The decreases in operations and maintenance for the three and six months ended June 30, 2024 were primarily related to a decrease in the average age of our fleet and the improvement in both availability and cost of tires and maintenance related parts compared to the prior year period.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue equipment rentals and purchased transportation	$62,755	$67,983	$129,506	$130,999
% of total revenue	21.8%	24.8%	22.9%	24.2%
% of freight revenue	24.5%	27.9%	25.7%	27.5%

The decreases in revenue equipment rentals and purchased transportation for the three and six months ended June 30, 2024 were primarily the result of a decrease in purchased transportation costs due to the decline in the spot market primarily affecting the Managed Freight reportable segment. These decreases were partially offset as total miles run by independent contractors increased from 7.4% and 7.2% for the three and six months ended June 30, 2023, respectively, to 8.3% and 8.4% for the same 2024 periods.

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

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating taxes and licenses	$2,283	$3,317	$5,644	$6,780
% of total revenue	0.8%	1.2%	1.0%	1.3%
% of freight revenue	0.9%	1.4%	1.1%	1.4%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Insurance and claims	$17,148	$11,043	$32,538	$23,736
% of total revenue	6.0%	4.0%	5.7%	4.4%
% of freight revenue	6.7%	4.5%	6.5%	5.0%

Insurance and claims per mile cost increased to 23.9 cents per mile and 23.4 cents per mile for the three and six months ended June 30, 2024, respectively, compared to 16.5 cents per mile and 18.4 cents per mile, respectively, for the same 2023 periods. The increases for the three and six months ended June 30, 2024 are primarily the result of current period claims expense and the development of prior period claims compared to the same 2023 period.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, however, for 2024, we expect insurance premiums expense to be similar to that of 2023.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Communications and utilities	$1,272	$1,215	$2,675	$2,499
% of total revenue	0.4%	0.4%	0.5%	0.5%
% of freight revenue	0.5%	0.5%	0.5%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General supplies and expenses	$14,477	$12,775	$35,307	$26,395
% of total revenue	5.0%	4.7%	6.2%	4.9%
% of freight revenue	5.6%	5.2%	7.0%	5.5%

The increase in general supplies and expenses for the three months ended June 30, 2024 was insignificant both as a percentage of total revenue and freight revenue. The increase in general supplies and expenses for the six months ended June 30, 2024 was primarily the result of the increase in the contingent consideration liability since the 2023 period partially offset by acquisition costs recognized during the 2023 period with no similar costs during the same 2024 period.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation and amortization	$22,130	$18,944	$43,238	$33,519
% of total revenue	7.7%	6.9%	7.6%	6.2%
% of freight revenue	8.6%	7.8%	8.6%	7.0%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $2.6 million and $7.9 million to $19.7 million and $38.5 million for the three and six months ended June 30, 2024, respectively, compared to $17.1 million and $30.6 million in the same 2023 periods, as a result of increased costs on new equipment and an increase in our average total tractor count. Amortization of intangible assets was $2.4 million and $4.7 million for three and six months ended June 30, 2024, respectively, compared to $1.8 million and $2.9 million for the same 2023 periods. The increase for the three and six months ended June 30, 2024 is due to the amortization of the intangible assets related to the LTST and Sims acquisitions.

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

Loss (gain) on disposition of property and equipment, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss (gain) on disposition of property and equipment, net	$837	$(1,987)	$1,539	$(11,778)
% of total revenue	0.3%	(0.7%)	0.3%	(2.2%)
% of freight revenue	0.3%	(0.8%)	0.3%	(2.5%)

The loss on disposition of property and equipment, net for the three and six months ended June 30, 2024, compared to a gain on disposition of property and equipment, net for the prior periods, was primarily the result of reductions in the gain on disposition of equipment due to the soft used equipment market. Additionally, the six months ended 2023 includes the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023, with no such sales in the same 2024 period.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense, net	$3,799	$2,124	$7,137	$2,893
% of total revenue	1.3%	0.8%	1.3%	0.5%
% of freight revenue	1.5%	0.9%	1.4%	0.6%

For the periods presented, the increases in interest expense were primarily the result of an increase in revenue equipment installment notes as a result of additional equipment added during 2023 and 2024 as a result of our revenue equipment replacement plan, as well as increased interest rates since the 2023 periods.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income from equity method investment	$4,094	$5,381	$7,770	$11,324

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decrease in TEL's contribution to our results for the three and six months ended June 30, 2024 were primarily the result of a deterioration in the equipment market, suppressing gains on sale of used equipment, and increased interest expense associated with higher interest rates on equipment related debt compared to the 2023 periods. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's net income for the full 2024 year to approximate that of 2023.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income tax expense	$3,828	$2,897	$4,677	$9,218
% of total revenue	1.3%	1.1%	0.8%	1.7%
% of freight revenue	1.5%	1.2%	0.9%	1.9%

The increase in income tax expense for the three months ended June 30, 2024 was the result of the rate impact of executive compensation disallowance as well as a $0.8 million increase in pre-tax income compared to the same 2023 period. The decrease in income tax expense for the six months ended June 30, 2024, were primarily related to the $17.3 million decrease in pre-tax income in the six months ended June 30, 2024, compared to the same 2023 period. The decreases in pre-tax income resulted from the aforementioned changes in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and six months ended June 30, 2024 TO three and six months ended June 30, 2023

The following table summarizes revenue and operating income data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Expedited	$108,010	$104,073	$213,481	$204,969
Dedicated	93,465	81,194	177,947	161,438
Managed Freight	60,366	63,281	123,283	124,155
Warehousing	25,656	25,468	51,549	50,305
Total revenues	$287,497	$274,016	$566,260	$540,867

Operating Income:
Expedited	$4,768	$5,815	$9,552	$15,091
Dedicated	5,450	3,243	753	10,390
Managed Freight	3,330	1,945	5,599	3,163
Warehousing	2,029	780	4,008	771
Total operating income	$15,577	$11,783	$19,912	$29,415

The increase in Expedited revenue for the three months ended June 30, 2024 relates to an increase of 55 (or 6.4%) average tractors and a $1.0 million increase in fuel surcharge revenue partially offset by a decrease in average freight revenue per tractor per week of 2.8%, compared to the 2023 quarter. The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2024 is the result of a 4.0 cents per mile (or 1.9%) decrease in average rate per total mile and a 0.9% decrease in average miles per unit compared to the 2023 quarter. Expedited team-driven tractors averaged 845 and 789 tractors in the second quarter of 2024 and 2023, respectively.

For the six months ended June 30, 2024, the increase in Expedited revenue relates to a 50 (or 5.9%) average tractor increase partially offset by an decrease in average freight revenue per tractor per week of 1.7% compared to the same 2023 period. The decrease in average freight revenue per tractor per week for the six months ended June 30, 2024 is the result of a 7.0 cents per mile (or 3.3%) decrease in average rate per total mile partially offset by a 2.6% increase in average miles per unit compared to the same 2023 period. Expedited team-driven tractors averaged 844 and 786 for the six months ended June 30, 2024 and 2023, respectively.

The increase in Dedicated revenue for the three months ended June 30, 2024 relates to a 136, or 10.9% average tractor increase and an increase in average freight revenue per tractor per week of 6.6% compared to the 2023 quarter. The increase in average freight revenue per tractor per week was the result of a 19.0 cents per mile (or 7.1%) increase in average rate per total mile partially offset by a 0.5% decrease in average miles per unit compared to the 2023 quarter.

For the six months ended June 30, 2024, the increase in Dedicated revenue relates to a 82 (or 6.6%) average tractor increase and an increase in average freight revenue per tractor per week of 6.3% compared to the same 2023 period. The increase in average freight revenue per tractor per week for the six months ended June 30, 2024 is the result of a 16.0 cents per mile (or 6.0%) increase in average rate per total mile and a 0.8% increase in average miles per unit compared to the same 2023 period.

For the three and six months ended June 30, 2024, Managed Freight total revenue decreased primarily as a result of a degraded spot market, partially offset by the third quarter 2023 Sims acquisition.

For the three and six months ended June 30, 2024, Warehousing total revenue increased as a result of customer rate increases since the same 2023 periods.

The increase in operating income for the three months ended June 30, 2024, was the result of the increase in total revenue described above and a $4.3 million and $1.1 million decrease in Managed Freight and Warehousing operating expenses, respectively, partially offset by a $10.1 million and $5.0 million increase in Dedicated and Expedited operating expenses, respectively. The decrease in operating income for the six months ended June 30, 2024, was the result of a $26.2 million and $14.1 million increase in Dedicated and Expedited operating expenses, respectively, partially offset by a $3.3 million and $2.0 million decrease in Managed Freight and Warehousing operating expenses, respectively as well as the aforementioned changes in total revenue.

The decrease in Expedited operating income for the three and six months ended June 30, 2024 was primarily the result of an increase in Expedited operating expenses partially offset by the aforementioned increase in revenue. The increase in Expedited operating expenses for the three and six months ended June 30, 2024 was primarily the result of increases in insurance and claims expense, and depreciation expense as a result of increased equipment costs since the 2023 period partially offset by the prior period increases in the contingent consideration liability. The increase in Dedicated operating income for the three months ended June 30, 2024 was primarily the result of the aforementioned increase in revenue, partially offset by an increase in Dedicated operating expenses. The decrease in Dedicated operating income for the six months ended June 30, 2024 was primarily the result of an increase in Dedicated operating expenses partially offset by the aforementioned increase in revenue. The increase in Dedicated operating expenses for the three and six months ended June 30, 2024, was primarily the result of increased salaries, wages, and benefits for our professional drivers as the result of growth, increased depreciation expense as a result of increased equipment costs, and the increase in the contingent consideration liability since the 2023 period. Additionally, during the six months ended June 30, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations with no similar gain in the same 2024 period.

The increase in operating income for Managed Freight for the three and six months ended June 30, 2024 was primarily the result of a decrease in Managed Freight operating expenses partially offset by the aforementioned decreases in revenue. The decrease in Managed Freight operating expenses for the three months ended June 30, 2024 was primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation, while the decrease in operating expenses for the six months ended June 30, 2024 was primarily due to a small number of prior period claims recognized in the same 2023 period with no similar 2024 activity. Additionally, operating income improved for both periods as a result of the impact of the higher-margin Sims acquisition since the same 2023 periods.

The increase in operating income for Warehousing for the three and six months ended June 30, 2024 was primarily the result of the aforementioned increase in revenue and a decrease in Warehousing operating expenses. The decrease in Warehousing operating expenses for the three and six months ended June 30, 2024, was a result of a reduction in outsourced labor since the 2023 periods. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition, and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $14.1 million and $15.7 million at June 30, 2024 and December 31, 2023, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average fleet tractor fleet age of 1.7 years at June 30, 2024, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2024 and December 31, 2023 we had $317.3 million and $293.5 million in debt and lease obligations, respectively, consisting of the following:

●	No and $11.6 million outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$249.6 million and $213.9 million in revenue equipment installment notes, respectively;

●	$18.5 million and $19.1 million in real estate notes, respectively;

●	$6.5 million and $6.1 million of the principal portion of financing lease obligations, respectively; and

●	$42.7 million and $42.8 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment.

As of June 30, 2024, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $20.8 million, and available borrowing capacity of $88.8 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the six months ended June 30, 2024 totaled $54.8 million of expenditures, as compared to $111.9 million of expenditures for the prior year period. During the six months ended June 30, 2024, we took delivery of approximately 220 new tractors and 345 new trailers, while disposing of approximately 211 used tractors and 160 used trailers. Our current fleet plan for the remainder of 2024 includes the delivery of an additional 332 new company replacement tractors and 312 additional new trailer deliveries. Net losses on disposal of equipment and real estate in the six months ended June 30, 2024 were $1.5 million compared to $11.8 million net gains in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period and the aforementioned disposal of revenue equipment as part of our trade cycle. For the balance of 2024, our baseline expectation for net capital expenditures is $30.0 million to $40.0 million. Our capital investment plan reflects our priorities growing Dedicated with new poultry related business, maintaining the average of our equipment to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate.

We distributed a total of $2.9 million to stockholders in the first six months of 2024 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Despite a year over year reduction in net income of $12.8 million, net cash flows provided by operating activities increased to $44.1 million for the six months ended June 30, 2024, compared to $12.3 million for the same 2023 period, primarily due to increases in non-cash expenses such as depreciation and amortization and reductions to non-cash gains on sale of property and equipment in the current period. Changes in operating assets and liabilities such as receivables and driver advances, accounts payable and accrued expenses, and insurance and claims accruals provided improved cash flow for the six months ended June 30, 2024, compared to the 2023 period.

Net cash flows used by investing activities were $86.5 million for the six months ended June 30, 2024, compared to $113.3 million used in the same 2023 period. The decrease in net cash flows used by investing activities was primarily due to the April 2023 acquisition of LTST for $99.9 million, net of cash acquired, partially offset by the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period, and the timing of our trade cycle whereby we took delivery of approximately 220 new tractors and 345 new trailers, while disposing of approximately 211 used tractors and 160 used trailers during the 2024 period compared to delivery of 234 new tractors and 262 new trailers, while disposing of approximately 321 used tractors and 175 used trailers in the same 2023 period. Additionally, the 2023 period provided $12.5 million of proceeds related to the sale of a Tennessee terminal.

Net cash flows provided by financing activities were approximately $41.4 million for the six months ended June 30, 2024, compared to $40.1 million provided in the same 2023 period. The increase in net cash flows provided by financing activities was primarily a function of no repurchases of shares of our Class A common stock during the 2024 period compared to $25.4 million during the same 2023 period, partially offset by net borrowings of notes payable and our Credit Facility of $49.4 million in the 2024 period compared to $76.9 million in the 2023 period.

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

On May 18, 2022 our Board approved a stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 2.0 million shares of our Class A common stock for $54.7 million during 2022. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between May 2022 and April 2023, we repurchased a total of 2.7 million shares of our Class A common stock. The program expired on January 31, 2024.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2024, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2023.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2024, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $2.9 million to stockholders in the first six months of 2024 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the second quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#*	Form of Restricted Stock Unit Award
10.2	#*	Form of Performance Restricted Stock Unit Award
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K (File No. 000-24960), filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 2, 2024	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer