Form 10-Q
period 2024-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2024-11-01
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-42192

COVENANT LOGISTICS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

423-821-1212

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.01 Par Value Class A common stock	CVLG	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 30, 2024).

Class A Common Stock, $.01 par value: 10,829,667 shares

Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,197	$2,294
Accounts receivable, net of allowance of $2,357 in 2024 and $2,449 in 2023	135,080	142,504
Drivers' advances and other receivables, net of allowance of $586 in 2024 and $591 in 2023	4,430	4,367
Inventory and supplies	6,109	4,848
Prepaid expenses	21,054	17,880
Assets held for sale	4,914	6,782
Income taxes receivable	7,533	6,739
Other short-term assets	430	531
Total current assets	214,747	185,945

Property and equipment, at cost	735,810	692,532
Less: accumulated depreciation and amortization	(198,619)	(177,877)
Net property and equipment	537,191	514,655

Goodwill	78,941	75,747
Other intangibles, net	92,498	99,615
Other assets, net	86,009	78,067
Noncurrent assets of discontinued operations	259	409
Total assets	$1,009,645	$954,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,644	$33,155
Accrued expenses	55,722	59,067
Current maturities of long-term debt	73,101	47,651
Current portion of finance lease obligations	985	781
Current portion of operating lease obligations	10,980	11,950
Current portion of insurance and claims accrual	22,214	17,687
Total current liabilities	194,646	170,291

Long-term debt	192,461	196,894
Long-term portion of finance lease obligations	5,353	5,296
Long-term portion of operating lease obligations	33,608	30,892
Insurance and claims accrual	19,461	15,746
Deferred income taxes	119,016	116,095
Other long-term liabilities	12,513	14,169
Long-term liabilities of discontinued operations	1,035	1,635
Total liabilities	578,093	551,018
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 16,125,786 shares issued and 10,829,667 outstanding as of September 30, 2024; and 16,125,786 shares issued and 10,721,517 outstanding as of December 31, 2023	161	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	158,481	155,846
Treasury stock at cost; 5,296,119 and 5,404,269 shares as of September 30, 2024 and December 31, 2023, respectively	(131,472)	(132,346)
Accumulated other comprehensive income	579	816
Retained earnings	403,779	378,919
Total stockholders' equity	431,552	403,420
Total liabilities and stockholders' equity	$1,009,645	$954,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2024 and 2023

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
Revenues
Freight revenue	$258,599	$253,377	$762,796	$730,503
Fuel surcharge revenue	29,286	35,344	91,349	99,085
Total revenue	$287,885	$288,721	$854,145	$829,588

Operating expenses:
Salaries, wages, and related expenses	$110,815	$102,314	$317,523	$302,753
Fuel expense	28,545	35,173	88,590	100,692
Operations and maintenance	17,690	16,984	46,838	50,328
Revenue equipment rentals and purchased transportation	64,434	72,046	193,940	203,045
Operating taxes and licenses	3,227	3,381	8,871	10,161
Insurance and claims	12,241	13,074	44,779	36,810
Communications and utilities	1,330	1,254	4,005	3,753
General supplies and expenses	11,937	11,774	47,244	38,169
Depreciation and amortization	21,222	18,182	64,460	51,701
Loss (gain) on disposition of property and equipment, net	209	(602)	1,748	(12,380)
Total operating expenses	271,650	273,580	817,998	785,032
Operating income	16,235	15,141	36,147	44,556
Interest expense, net	3,204	2,637	10,341	5,530
Income from equity method investment	(3,993)	(5,335)	(11,763)	(16,659)
Income before income taxes	17,024	17,839	37,569	55,685
Income tax expense	4,141	4,483	8,817	13,701
Income from continuing operations, net of tax	12,883	13,356	28,752	41,984
Income from discontinued operations, net of tax	150	150	450	450
Net income	$13,033	$13,506	$29,202	$42,434

Basic income per share: (1)
Income from continuing operations	$0.98	$1.03	$2.19	$3.21
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income per share	$0.99	$1.04	$2.22	$3.24
Diluted income per share: (1)
Income from continuing operations	$0.93	$0.98	$2.08	$3.06
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income per share	$0.94	$0.99	$2.11	$3.09
Basic weighted average shares outstanding	13,177	12,947	13,137	13,082
Diluted weighted average shares outstanding	13,901	13,679	13,827	13,739

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and nine months ended September 30, 2024 and 2023

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$13,033	$13,506	$29,202	$42,434

Other comprehensive income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $152 and ($20) in 2024 and ($177) and ($221) in 2023, respectively	(435)	505	57	632
Reclassification of cash flow hedge gains into statement of operations, net of tax of $34 and $103 in 2024 and $35 and $95 in 2023, respectively	(96)	(100)	(294)	(271)
Total other comprehensive (loss) income	(531)	405	(237)	361

Comprehensive income	$12,502	$13,911	$28,965	$42,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2024 and 2023

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,443)	(1,443)
Share repurchase	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	260	-	260
Stock-based employee compensation expense	-	-	947	-	-	-	947
Exercise of stock options	-	-	150	278	-	-	428
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247
Net income	-	-	-	-	-	12,194	12,194
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,448)	(1,448)
Other comprehensive income	-	-	-	-	34	-	34
Stock-based employee compensation expense	-	-	765	-	-	-	765
Exercise of stock options	-	-	195	386	-	-	581
Issuance of restricted shares, net	-	-	(207)	207	-	-	-
Balances at June 30, 2024	$161	$24	$157,448	$(131,566)	$1,110	$392,196	$419,373
Net income	-	-	-	-	-	13,033	13,033
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,450)	(1,450)
Other comprehensive income	-	-	-	-	(531)	-	(531)
Stock-based employee compensation expense	-	-	988	-	-	-	988
Exercise of stock options	-	-	45	94	-	-	139
Balances at September 30, 2024	$161	$24	$158,481	$(131,472)	$579	$403,779	$431,552

	For the Three and Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	16,635	16,635
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,466)	(1,466)
Other comprehensive loss	-	-	-	-	(403)	-	(403)
Share repurchase	-	-	-	(20,805)	-	-	(20,805)
Stock-based employee compensation expense	-	-	1,558	-	-	-	1,558
Issuance of restricted shares, net	-	-	(1,523)	38	-	-	(1,485)
Balances at March 31, 2023	$161	$24	$152,921	$(127,267)	$683	$344,640	$371,162
Net income	-	-	-	-	-	12,293	12,293
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,442)	(1,442)
Other comprehensive income	-	-	-	-	359	-	359
Share repurchase	-	-	-	(4,683)	-	-	(4,683)
Stock-based employee compensation expense reversal	-	-	1,774	-	-	-	1,774
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(389)	354	-	-	(35)
Balances at June 30, 2023	$161	$24	$154,348	$(131,402)	$1,042	$355,491	$379,664
Net income	-	-	-	-	-	13,506	13,506
Cash dividend ($0.11 per common share)	-	-	-	-	-	(1,436)	(1,436)
Other comprehensive loss	-	-	-	-	405	-	405
Stock-based employee compensation expense	-	-	1,884	-	-	-	1,884
Balances at September 30, 2023	$161	$24	$156,232	$(131,402)	$1,447	$367,561	$394,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2024 and 2023

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$29,202	$42,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(46)	10
Reversal of gain on sales to equity method investee	(28)	(1)
Depreciation and amortization	64,460	51,701
Deferred income tax expense	5,426	4,128
Income tax expense arising from restricted share vesting and stock options exercised	(658)	(816)
Stock-based compensation expense	2,700	5,216
Income from equity method investment	(11,763)	(16,659)
Return on investment from equity method investee	3,675	9,800
Loss (gain) on disposition of property and equipment	1,748	(12,580)
Changes in operating assets and liabilities:
Receivables and advances	7,704	(24,563)
Prepaid expenses and other assets	(4,080)	(2,511)
Inventory and supplies	(1,261)	(332)
Insurance and claims accrual	8,242	(1,645)
Accounts payable and accrued expenses	(4,360)	(1,209)
Net cash flows provided by operating activities	100,961	52,973

Cash flows used by investing activities:
Acquisition, net of cash acquired	(4,556)	(107,922)
Other investments	(488)	(1,580)
Purchase of property and equipment	(131,494)	(112,047)
Proceeds from disposition of property and equipment	32,332	76,954
Net cash flows used by investing activities	(104,206)	(144,595)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	771
Cash dividend	(4,341)	(4,344)
Proceeds from issuance of notes payable	104,785	98,451
Repayments of notes payable	(45,949)	(23,142)
Repayments of finance lease obligations	(553)	(5,432)
Proceeds under revolving credit facility	57,247	123,463
Repayments under revolving credit facility and draw note	(68,826)	(123,463)
Payment of contingent consideration liability	(7,023)	(9,187)
Proceeds from exercise of stock options	1,147	236
Payment of minimum tax withholdings on stock compensation	(339)	(1,520)
Common stock repurchased	-	(25,488)
Net cash flows provided by financing activities	36,148	30,345

Net change in cash and cash equivalents	32,903	(61,277)

Cash and cash equivalents at beginning of period	2,294	68,665
Cash and cash equivalents at end of period	$35,197	$7,388

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2023, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the utilization profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We performed a review of our estimates for certain subsets of revenue equipment during the quarter ended June 30, 2024 and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $1.2 million and $3.8 million of depreciation expense during the three and nine months ended September 30, 2024, respectively. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the three months ended March 31, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were approximately 75,000 and 71,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2024, respectively, and 254,000 and 247,000 shares issuable upon conversion of unvested restricted shares for the three and nine months ended September 30, 2023, respectively. There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for either of the three and nine months ended September 30, 2024 and 2023. There were approximately 649,000 and 619,000 shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2024, respectively, and 478,000 and 411,000 shares issuable upon conversion of unvested employee stock options for the three and nine months ended September 30, 2023, respectively. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2024, respectively, and no and 32,000 unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2023, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerators:
Income from continuing operations	$12,883	$13,356	$28,752	$41,984
Income from discontinued operations	150	150	450	450
Net income	$13,033	$13,506	$29,202	$42,434
Denominator:
Denominator for basic income per share – weighted-average shares	13,177	12,947	13,137	13,082
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	75	254	71	247
Equivalent shares issuable upon conversion of unvested employee stock options	649	478	619	411
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	13,901	13,679	13,827	13,740

Basic income per share(1):
Income from continuing operations	$0.98	$1.03	$2.19	$3.21
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income per share	$0.99	$1.04	$2.22	$3.24
Diluted income per share: (1)
Income from continuing operations	$0.93	$0.98	$2.08	$3.06
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income per share	$0.94	$0.99	$2.11	$3.09
(1)	Total may not sum due to rounding.

Note 3.	Fair Value of Financial Instruments

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	September 30, 2024	December 31, 2023	Input Level
Interest rate swaps	782	1,101	2
Contingent consideration	(20,836)	(21,802)	3
Cash surrender value life insurance policies	3,262	2,424	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  September 30, 2024, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

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

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. There were no contingent consideration payments made during the three months ended September 30, 2024 or 2023, and $10.0 million and $10.0 million paid during the nine months ended September 30, 2024 and 2023, respectively, based on AAT's results for the first and second post-acquisition years. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased $0.2 million and increased $9.0 million during the three and nine months ended September 30, 2024, respectively, and increased by $2.3 million and $14.3 million during the three and nine months ended September 30, 2023, respectively. Of the 2024 increases, increases of $0.7 million and $9.5 million related to a change in the fair value for the LTST contingent consideration arrangement for the three and nine months ended September 30, 2024 partially offset by decreases of $0.5 million and $0.5 million related to a change in the fair value for the Sims contingent consideration arrangement. Of the 2023 increases, $1.8 million was related to the initial recognition of the Sims contingent consideration arrangement and $0.5 million was due to a change in the fair value for the AAT contingent consideration arrangement for the three month period and $10.0 million was related to the initial recognition of the LTST contingent consideration arrangement, $2.5 million was due to a change in the fair value for the AAT contingent consideration arrangement, and $1.8 million was related to the initial recognition of the Sims contingent consideration arrangement for the nine-month period. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2024:

	December 31, 2023	Additions	Adjustments to fair market value	Payments	September 30, 2024
Contingent consideration	$(21,802)	$-	$(9,034)	$10,000	$(20,836)

Note 4.	Discontinued Operations

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

The following table summarizes the results of our discontinued operations for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reversal of contingent loss liability	$(200)	$(200)	$(600)	$(600)
Income before income taxes	200	200	600	600
Income tax expense	50	50	150	150
Income from discontinued operations, net of tax	$150	$150	$450	$450

Reversal of contingent loss liability for the three and nine months ended September 30, 2024 and 2023 relates to the reduced exposure of future indemnification by the Company to the purchaser of TFS, Triumph Bancorp, Inc. ("Triumph"), as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of  September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Noncurrent deferred tax asset	$259	$409
Noncurrent assets from discontinued operations	259	409
Total assets from discontinued operations	$259	$409

Liabilities:
Long-term contingent loss liability	$1,035	$1,635
Long-term liabilities of discontinued operations	1,035	1,635
Total liabilities from discontinued operations	$1,035	$1,635

There were no operating cash outflows for the three and nine months ended September 30, 2024 and 2023.

Note 5.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our chief operating decision maker in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2024 and 2023:

(in thousands)
Three Months Ended September 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$104,314	$94,715	$63,385	$25,471	$287,885
Intersegment revenue	1,152	-	-	-	1,152
Operating income	6,467	5,429	2,451	1,888	16,235

Nine Months Ended September 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$317,795	$272,662	$186,668	$77,020	$854,145
Intersegment revenue	2,680	-	-	-	2,680
Operating income	16,019	6,182	8,050	5,896	36,147

Three Months Ended September 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$113,419	$80,242	$69,713	$25,347	$288,721
Intersegment revenue	1,556	-	-	-	1,556
Operating income	7,522	2,976	3,742	901	15,141

Nine Months Ended September 30, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Total revenue from external customers	$318,388	$241,680	$193,868	$75,652	$829,588
Intersegment revenue	9,933	-	-	-	9,933
Operating income	22,613	13,366	6,905	1,672	44,556

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total external revenues for reportable segments	$287,885	$288,721	$854,145	$829,588
Intersegment revenues for reportable segments	1,152	1,556	2,680	9,933
Elimination of intersegment revenues	(1,152)	(1,556)	(2,680)	(9,933)
Total consolidated revenues	$287,885	$288,721	$854,145	$829,588

Note 6.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2024 is unchanged since  December 31, 2023.

The net deferred tax liability of $118.8 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at September 30, 2024 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 7.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$11,579
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.3% at September 30, 2024, and 5.2% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from February 2028 to March 2029, secured by related revenue equipment	71,765	175,662	46,357	167,509
Real estate notes; interest rate of 6.6% at September 30, 2024 and 7.1% at December 31, 2023 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,336	16,799	1,294	17,806
Total debt	73,101	192,461	47,651	196,894
Principal portion of finance lease obligations, secured by related revenue equipment	985	5,353	781	5,296
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	10,980	33,608	11,950	30,892
Total debt and lease obligations	$85,066	$231,422	$60,382	$233,082

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

We had no borrowings outstanding under the Credit Facility as of September 30, 2024, undrawn letters of credit outstanding of approximately $19.7 million, and available borrowing capacity of $90.3 million. As of September 30, 2024, there were no base rate and no SOFR loans. Based on availability as of September 30, 2024 and 2023, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2028 to March 2029. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $32.2 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2024, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

The finance leases in effect at  September 30, 2024 terminate from  May 2025 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2024 and 2023 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$122	$54	$368	$567
Interest on lease liabilities	215	181	636	305
Operating lease cost	3,648	4,656	10,607	13,901
Variable lease cost	50	87	199	972
Short-term lease cost	802	1,497	2,776	5,630
Total lease cost	$4,837	$6,475	$14,586	$21,375

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	215	181	636	305
Operating cash flows from operating leases	2,851	3,436	8,286	10,614
Financing cash flows from finance leases	188	1,923	553	5,432
Right-of-use assets obtained in exchange for new finance lease liabilities	-	2,799	815	5,938
Right-of-use assets obtained in exchange for new operating lease liabilities	4,783	-	13,753	3,992
Weighted-average remaining lease term—finance leases (in years)	3.5
Weighted-average remaining lease term—operating leases (in years)	4.6
Weighted-average discount rate—finance leases	13.5%
Weighted-average discount rate—operating leases	8.6%

As of  September 30, 2024, and December 31, 2023, right-of-use assets of $42.9 million and $41.2 million for operating leases and $6.6 million and $6.4 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2024, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2024 (1)	$3,739	$443
2025	13,083	1,770
2026	11,560	1,768
2027	10,386	1,768
2028	5,944	1,487
Thereafter	8,186	1,703
Total minimum lease payments	$52,898	$8,939
Less: amount representing interest	(8,310)	(2,601)
Present value of minimum lease payments	$44,588	$6,338
Less: current portion	(10,980)	(985)
Lease obligations, long-term	$33,608	$5,353

(1) Excludes the nine months ended September 30, 2024.

Note 9.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2024, there were 1,063,228 shares remaining of the 4,775,000 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.8 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and expense of $2.1 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million and $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. Of the stock compensation expense recorded for the three months ended  September 30, 2024 and September 30, 2023, $0.8 million and $0.7 million relates to restricted shares, respectively. There were no unvested employee stock options or related stock compensation expense for the three months ended  September 30, 2024 and $1.0 million of stock compensation expense related to unvested employee stock options for the three months ended  September 30, 2023. Of the stock compensation expense recorded for the nine months ended September 30, 2024 and 2023, $1.5 million and $1.8 million relates to restricted shares, respectively, and $0.6 million and $2.9 million relates to unvested employee stock options, respectively.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2024, certain participants elected to forfeit receipt of an aggregate of 6,879 shares of Class A common stock at a weighted average per share price of $49.27 based on the closing price of our Class A common stock on the dates the shares vested in 2024, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 10.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $19.7 million and $21.8 million of outstanding and undrawn letters of credit as of September 30, 2024 and December 31, 2023. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of  September 30, 2024 the remaining contingent liability was $1.0 million.

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

During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. During the nine months ended September 30, 2024, we entered into revenue equipment operating leases with TEL, which resulted in an operating lease obligation to TEL of $10.7 million as of  September 30, 2024. No other transactions with TEL were material for the nine months ended September 30, 2024 and 2023.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2024 net income through September 30, 2024, or $11.8 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  September 30, 2024 and December 31, 2023 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2024	December 31, 2023
Accounts receivable from TEL	Driver advances and other receivables	$24	$37
Accounts payable to TEL	Accrued expenses	$41	$460
Investment in TEL	Other assets	$74,444	$66,327
Operating lease obligations	Current and long-term portion of operating lease obligations	$10,662	$4,100

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

During the nine months ended September 30, 2024 we recognized measurement period adjustments of $1.6 million, primarily related to the deductibility of goodwill and other intangibles, which decreased goodwill from $5.1 million as of December 31, 2023 to $3.5 million as of September 30, 2024. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of Sims included in the Company’s consolidated results of operations from the acquisition date of August 18, 2023, to the periods ended September 30, 2024 and 2023 are as follows:

(in thousands)	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue	$2,694	$1,026	$7,421	$1,026
Net income	$361	$219	$982	$219

Note 13.	Acquisition of Lew Thompson & Son Trucking, Inc.

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

During the nine months ended September 30, 2024 we recognized measurement period adjustments of $4.8 million, primarily related to the Section 338(h)10 election which increased goodwill from $12.4 million as of December 31, 2023 to $17.3 million as of September 30, 2024. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 14, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date of April 26, 2023, to the periods ended September 30, 2024 and 2023 are as follows:

(in thousands)	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue	$35,730	$15,020	$88,857	$25,829
Net income	$3,058	$1,542	$8,211	$3,420

The following unaudited pro forma consolidated results of operations assume that the acquisition of LTST occurred as of January 1, 2023:

(in thousands)
	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Total revenue	$303,741	$878,626
Net income	$14,687	$49,772
Basic net income per share	$1.13	$3.80
Diluted net income per share	$1.07	$3.62

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

Amortization expense of $7.1 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2024 and  December 31, 2023 is as follows:

(in thousands)	September 30, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,426)	$2,076
Managed Freight	1,089	(906)	183
Warehousing	999	(885)	114
Total trade name	6,590	(4,217)	2,373	101
Non-compete agreement:
Dedicated	4,670	(1,654)	3,016
Managed Freight	380	(103)	277
Total non-compete agreement	5,050	(1,757)	3,293	31
Customer relationships:
Dedicated	60,172	(11,171)	49,001
Managed Freight	7,312	(1,751)	5,561
Warehousing	12,436	(6,477)	5,959
Total customer relationships:	79,920	(19,399)	60,521	152
Credentialing:
Expedited	32,000	(5,689)	26,311
Total credentialing	32,000	(5,689)	26,311	148
Total other intangible assets	$123,560	$(31,062)	$92,498	144

(in thousands)	December 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,269)	$2,233
Managed Freight	1,089	(891)	198
Warehousing	999	(885)	114
Total trade name	6,590	(4,045)	2,545	110
Non-compete agreement:
Dedicated	4,670	(778)	3,892
Managed Freight	380	(32)	348
Total non-compete agreement	5,050	(810)	4,240	40
Customer relationships:
Dedicated	60,172	(8,258)	51,914
Managed Freight	7,312	(1,043)	6,269
Warehousing	12,436	(5,700)	6,736
Total customer relationships:	79,920	(15,001)	64,919	159
Credentialing:
Expedited	32,000	(4,089)	27,911	157
Total credentialing	32,000	(4,089)	27,911
Total other intangible assets	$123,560	$(23,945)	$99,615	151

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2024 (1)	2,372
2025	9,488
2026	9,488
2027	8,678
2028	8,220
Thereafter	53,752

(1) Excludes the nine months ended September 30, 2024.

The carrying amount of goodwill increased to $78.9 million at  September 30, 2024 from $75.7 million at December 31, 2023. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)	September 30, 2024
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2023	$15,699	$27,767	$10,531	$21,750
Post-acquisition goodwill adjustments	-	4,808	(1,614)	-
Goodwill	$15,699	$32,575	$8,917	$21,750

Note 15.	Equity

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

On February 15, 2023, our Board declared a cash dividend of $0.11 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.11 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On February 13, 2024, our Board declared a cash dividend of $0.11 per share which was paid on March 29, 2024, to stockholders of record on March 1, 2024. On May 15, 2024, our Board declared a cash dividend of $0.11 per share which was paid on June 28, 2024, to stockholders of record on June 7, 2024. On August 14, 2024, our Board declared a cash dividend of $0.11 per share which was paid on September 27, 2024, to stockholders of record on September 6, 2024.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases (including any taxes imposed on such repurchases) and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, including the length of contracted periods with our Dedicated segment, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Settlement, contingent consideration related to our purchase of AAT, LTST and Sims, and the future impact of our acquisition of LTST and Sims, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2023, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We are pleased to report third quarter earnings of $0.94 per diluted share. Our third quarter’s results include year over year freight revenue growth of 2.1%, operating income growth of 7.2%, and a $36.6 million sequential reduction of our net indebtedness, composed of total debt and finance lease obligations, net of cash, while improving the average age of our fleet by one month. Our core business continues to perform well despite the prolonged general freight market down cycle, as a result of capitalizing on new value-added commercial opportunities where available, allocating equipment investments toward more profitable operations, and controlling costs.

Our asset-based segments, consisting of Expedited and Dedicated, contributed approximately 69% of total revenue and 66% of total freight revenue in the quarter. Our combined truckload operations experienced improved year over year margins primarily related to operating 8.0% more average tractors combined with improved freight revenue per total mile, partially offset by a reduction in utilization and higher costs compared to the prior year quarter.

Our asset-light segments, consisting of Managed Freight and Warehousing, contributed approximately 31% of total revenue and 34% of total freight revenue in the quarter. Year over year freight revenue and operating income each declined 6.5%, due to the combination of softer volumes of available profitable freight and a large cargo related claim incurred during the third quarter in our Managed Freight reportable segment, which was partially offset by improved cost efficiencies and rate increases in our Warehousing reportable segment.

Additional items of note for the third quarter of 2024 include the following:

●

Total revenue of $287.9 million, a decrease of 0.3% compared with the third quarter of 2023, and freight revenue (which excludes revenue from fuel surcharges) of $258.6 million, an increase of 2.1% compared with the third quarter of 2023;

●	Operating income of $16.2 million, compared with $15.1 million in the third quarter of 2023;

●

Net income of $13.0 million, or $0.94 per diluted share, compared with $13.5 million, or $0.99 per diluted share, in the third quarter of 2023. Net income from continuing operations of $12.9 million, or $0.93 per diluted share, compared to $13.4 million or $0.98 per diluted share, in the third quarter of 2023. Net income from discontinued operations of $0.2 million, or $0.01 per diluted share, compared to $0.2 million, or $0.01 per diluted share, in the third quarter of 2023;

●	Our equity investment in TEL provided $4.0 million of pre-tax earnings in the third quarter of 2024 compared to $5.3 million in the third quarter of 2023;

●	We distributed a total of $1.5 million to stockholders through dividends;

●	Since December 31, 2023, total indebtedness, comprised of total debt and finance leases, net of cash, decreased by $11.6 million to $236.7 million, primarily due to cash flows from operations exceeding our net capital investment in revenue equipment of $72.9 million and the final post-acquisition earnout payment of $10.0 million related to AAT’s operational performance. With available borrowing capacity of $90.3 million under our Credit Facility at September 30, 2024 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of September 30, 2024 was 1.76;

●	Stockholders' equity at September 30, 2024, was $431.6 million;

●	Tangible book value at September 30, 2024, was $260.1 million; and

●	During the third quarter of 2024, we voluntarily transferred the listing of our Class A common stock to the New York Stock Exchange from the NASDAQ Global Select Market.

Outlook

Although we are pleased with our results for the period, our belief is that the overall general freight market will take time to meaningfully improve. The combination of lingering excess carrier capacity and the lack of an immediate catalyst to improve volumes, feeds our thesis that improvements will be slow and steady. While we are seeing some green shoots in the form of new dedicated business awards and a small number of customer rate increases, these wins have somewhat been offset with softer than anticipated volumes, particularly in our Expedited reportable segment. Additionally, we remind investors that our less volatile operating model, consisting of a large percentage of multi-year contractual agreements, will likely take time to execute and recognize the benefits of operational leverage than our historical model if and when freight demand and pricing improve materially. Regardless of the operating environment, our focus and commitment remains unchanged as we execute our strategic plan through tactical step by step execution that will continue to allow us to capitalize on opportunities that drive us deeper into the supply chain, add value for our customers, and create efficiencies across our enterprise, which we believe will allow us to become a stronger, more profitable, and more predictable business.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2024	OR %	2023	OR %	2024	OR %	2023	OR %
Total revenue	$287,885		$288,721		$854,145		$829,588
Total operating expenses	271,650	94.4%	273,580	94.8%	817,998	95.8%	785,032	94.6%
Operating income	$16,235		$15,141		$36,147		$44,556

Adjusted Operating Ratio:	2024	Adj. OR %	2023	Adj. OR %	2024	Adj. OR %	2023	Adj. OR %
Total revenue	$287,885		$288,721		$854,145		$829,588
Fuel surcharge revenue	(29,286)		(35,344)		(91,349)		(99,085)
Freight revenue (total revenue, excluding fuel surcharge)	258,599		253,377		762,796		730,503

Total operating expenses	271,650		273,580		817,998		785,032
Adjusted for:
Fuel surcharge revenue	(29,286)		(35,344)		(91,349)		(99,085)
Amortization of intangibles	(2,372)		(2,220)		(7,116)		(5,142)
Gain on disposal of terminals, net	-		-		-		7,627
Contingent consideration liability adjustment	(720)		(493)		(9,534)		(2,485)
Transaction and executive retirement	-		-		-		(2,158)
Adjusted operating expenses	239,272	92.5%	235,523	93.0%	709,999	93.1%	683,789	93.6%
Adjusted operating income	$19,327		$17,854		$52,797		$46,714

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

Revenue Equipment

At September 30, 2024, we operated 2,306 tractors and 6,484 trailers. Of such tractors, 2,169 were owned, 22 were financed under finance or operating leases, and 115 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,842 were owned and 642 were held under finance or operating leases. At September 30, 2024, our fleet had an average tractor age of 1.6 years and an average trailer age of 5.6 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2024 TO three and nine months ended September 30, 2023

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Freight revenue	$258,599	$253,377	$762,796	$730,503
Fuel surcharge revenue	29,286	35,344	91,349	99,085
Total revenue	$287,885	$288,721	$854,145	$829,588

The decrease in total revenue for the three months ended September 30, 2024 primarily resulted from a $6.3 million and $4.3 million decrease in Managed Freight and Expedited freight revenue, respectively, and a $6.1 million decrease in fuel surcharge revenue partially offset by a $15.7 million and $0.1 million increase in Dedicated and Warehousing freight revenue, respectively. The increase in total revenue for the nine months ended September 30, 2024 primarily resulted from a $34.6 million, $3.6 million, and $1.4 million increase in Dedicated, Expedited, and Warehousing freight revenue, respectively, and a $7.7 million decrease in fuel surcharge revenue partially offset by a $7.2 million decrease in Managed Freight revenue.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Salaries, wages, and related expenses	$110,815	$102,314	$317,523	$302,753
% of total revenue	38.5%	35.4%	37.2%	36.5%
% of freight revenue	42.9%	40.4%	41.6%	41.4%

Salaries, wages, and related expenses for the three and nine months ended September 30, 2024, increased primarily as a result of averaging more drivers and tractors due to growth in our Dedicated reportable segment, resulting in higher driver salaries, wages, and benefits, as well as an increase in workers' compensation expense due to a large current period claim.

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

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fuel expense	$28,545	$35,173	$88,590	$100,692
% of total revenue	9.9%	12.2%	10.4%	12.1%
% of freight revenue	11.0%	13.9%	11.6%	13.8%

The decreases in total fuel expense are primarily related to lower fuel prices in the 2024 periods partially offset by a 3.4% and 6.5% increase in total miles compared to the same 2023 periods, respectively.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.62 per gallon, or 14.5%, lower for the quarter ended September 30, 2024 compared with the same quarter in 2023.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total fuel surcharge	$29,286	$35,344	$91,349	$99,085
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,225	2,672	7,426	7,105
Company fuel surcharge revenue	$27,061	$32,672	$83,923	$91,980
Total fuel expense	$28,545	$35,173	$88,590	$100,692
Less: Company fuel surcharge revenue	27,061	32,672	83,923	91,980
Net fuel expense	$1,484	$2,501	$4,667	$8,712
% of freight revenue	0.6%	1.0%	0.6%	1.2%

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operations and maintenance	$17,690	$16,984	$46,838	$50,328
% of total revenue	6.1%	5.9%	5.5%	6.1%
% of freight revenue	6.8%	6.7%	6.1%	6.9%

The increase in operations and maintenance for the three months ended September 30, 2024 was insignificant both as a percentage of total revenue and freight revenue. The decrease in operations and maintenance for the nine months ended September 30, 2024 was primarily related to a decrease in the average age of our fleet and the improvement in both availability and cost of tires and maintenance related parts compared to the prior year period.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue equipment rentals and purchased transportation	$64,434	$72,046	$193,940	$203,045
% of total revenue	22.4%	25.0%	22.7%	24.5%
% of freight revenue	24.9%	28.4%	25.4%	27.8%

The decreases in revenue equipment rentals and purchased transportation for the three and nine months ended September 30, 2024 were primarily the result of a decrease in purchased transportation costs due to the decline in the spot market primarily affecting the Managed Freight reportable segment. The decrease for the nine months ended September 30, 2024 was partially offset as total miles run by independent contractors increased from 7.4% for the nine months ended September 30, 2023 to 8.2% for the same 2024 period.

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

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating taxes and licenses	$3,227	$3,381	$8,871	$10,161
% of total revenue	1.1%	1.2%	1.0%	1.2%
% of freight revenue	1.2%	1.3%	1.2%	1.4%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Insurance and claims	$12,241	$13,074	$44,779	$36,810
% of total revenue	4.3%	4.5%	5.2%	4.4%
% of freight revenue	4.7%	5.2%	5.9%	5.0%

Insurance and claims per mile cost decreased to 17.4 cents per mile for the three months ended September 30, 2024, and increased to 21.3 cents per mile for the nine months ended September 30, 2024, respectively, compared to 19.2 cents per mile and 18.7 cents per mile, respectively, for the same 2023 periods. The decrease on a cents per mile basis for the three months ended September 30, 2024 is primarily the result of increased miles compared to the same 2023 period. The increase for the nine months ended September 30, 2024 is primarily the result of current period claims expense and the development of prior period claims compared to the same 2023 period.

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

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Communications and utilities	$1,330	$1,254	$4,005	$3,753
% of total revenue	0.5%	0.4%	0.5%	0.5%
% of freight revenue	0.5%	0.5%	0.5%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General supplies and expenses	$11,937	$11,774	$47,244	$38,169
% of total revenue	4.1%	4.1%	5.5%	4.6%
% of freight revenue	4.6%	4.6%	6.2%	5.2%

The change in general supplies and expenses for the three months ended September 30, 2024 was insignificant both as a percentage of total revenue and freight revenue. The increase in general supplies and expenses for the nine months ended September 30, 2024 was primarily the result of the increase in the contingent consideration liability since the 2023 period partially offset by acquisition costs recognized during the 2023 period with no similar costs during the same 2024 period.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and amortization	$21,222	$18,182	$64,460	$51,701
% of total revenue	7.4%	6.3%	7.5%	6.2%
% of freight revenue	8.2%	7.2%	8.5%	7.1%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $2.8 million and $10.7 million to $18.8 million and $57.3 million for the three and nine months ended September 30, 2024, respectively, compared to $16.0 million and $46.6 million in the same 2023 periods, as a result of increased costs on new equipment and an increase in our average total tractor count. Amortization of intangible assets was $2.4 million and $7.1 million for three and nine months ended September 30, 2024, respectively, compared to $2.2 million and $5.1 million for the same 2023 periods. The increase for the three months ended September 30, 2024 is due to the amortization of the intangible assets related to the Sims acquisitions and the increase for the nine months ended September 30, 2024 is due to the amortization of intangible assets related to the LTST and Sims acquisitions.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases and we see the full year effect of our 2023 equipment replacement plan. Additionally, changes in the used tractor market have caused us to adjust residual values and increase depreciation, and further adjustments may be necessary in the future. These changes may also cause us to hold assets longer than planned, or experience increased losses on sale. Successfully executing our plan to grow the Dedicated reportable segment could also increase depreciation and amortization going forward.

Loss (gain) on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss (gain) on disposition of property and equipment, net	$209	$(602)	$1,748	$(12,380)
% of total revenue	0.1%	(0.2%)	0.2%	(1.5%)
% of freight revenue	0.1%	(0.2%)	0.2%	(1.7%)

The loss on disposition of property and equipment, net for the three and nine months ended September 30, 2024, compared to a gain on disposition of property and equipment, net for the prior periods, was primarily the result of reductions in the gain on disposition of equipment due to the soft used equipment market. Additionally, the nine months ended 2023 includes the $7.6 million gain on sale of a Tennessee terminal in the first quarter of 2023, with no such sales in the same 2024 period.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense, net	$3,204	$2,637	$10,341	$5,530
% of total revenue	1.1%	0.9%	1.2%	0.7%
% of freight revenue	1.2%	1.0%	1.4%	0.8%

The change in interest expense for the three months ended September 30, 2024 was insignificant both as a percentage of total revenue and freight revenue. For nine months ended September 30, 2024, the increase in interest expense was primarily the result of an increase in revenue equipment installment notes as a result of additional equipment added during 2023 and 2024 as a result of our revenue equipment replacement plan, as well as increased interest rates since the 2023 periods.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income from equity method investment	$3,993	$5,335	$11,763	$16,659

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The decreases in TEL's contribution to our results for the three and nine months ended September 30, 2024 were primarily the result of a deterioration in the equipment market, suppressing gains on sale of used equipment, and increased interest expense associated with higher interest rates on equipment related debt compared to the 2023 periods. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's net income for the remainder of 2024 to decline compared that of the third quarter of 2024, resulting in a lower full year 2024 net income from TEL compared to full year 2023.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income tax expense	$4,141	$4,483	$8,817	$13,701
% of total revenue	1.4%	1.6%	1.0%	1.7%
% of freight revenue	1.6%	1.8%	1.2%	1.9%

The decreases in income tax expense for the three and nine months ended September 30, 2024 were the result of a $0.8 million and $18.1 million decrease in pre-tax income, respectively, compared to the same 2023 periods. The decreases in pre-tax income resulted from the aforementioned changes in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2024 TO three and nine months ended September 30, 2023

The following table summarizes revenue and operating income data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Expedited	$104,314	$113,419	$317,795	$318,388
Dedicated	94,715	80,242	272,662	241,680
Managed Freight	63,385	69,713	186,668	193,868
Warehousing	25,471	25,347	77,020	75,652
Total revenues	$287,885	$288,721	$854,145	$829,588

Operating Income:
Expedited	$6,467	$7,522	$16,019	$22,613
Dedicated	5,429	2,976	6,182	13,366
Managed Freight	2,451	3,742	8,050	6,905
Warehousing	1,888	901	5,896	1,672
Total operating income	$16,235	$15,141	$36,147	$44,556

The decrease in Expedited revenue for the three months ended September 30, 2024 relates to a decrease in average freight revenue per tractor per week of 4.8%, and a $4.8 million decrease in fuel surcharge revenue compared to the 2023 quarter. The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2024 is the result of a 3.7% decrease in average miles per unit and a 3.0 cents per mile (or 1.2%) decrease in average rate per total mile as compared to the 2023 quarter. Expedited team-driven tractors averaged 823 and 831 tractors in the third quarter of 2024 and 2023, respectively.

For the nine months ended September 30, 2024, the decrease in Expedited revenue relates to a decrease in average freight revenue per tractor per week of 2.8%, and a $4.2 million decrease in fuel surcharge revenue partially offset by a 34 (or 3.9%) average tractor increase compared to the same 2023 period. The decrease in average freight revenue per tractor per week for the nine months ended September 30, 2024 is the result of a 6.0 cents per mile (or 2.8%) decrease in average rate per total mile partially offset by a 0.3% increase in average miles per unit compared to the same 2023 period. Expedited team-driven tractors averaged 837 and 801 for the nine months ended September 30, 2024 and 2023, respectively.

The increase in Dedicated revenue for the three months ended September 30, 2024 relates to a 167, or 13.5% average tractor increase and an increase in average freight revenue per tractor per week of 8.7% compared to the 2023 quarter. The increase in average freight revenue per tractor per week was the result of a 18.4 cents per mile (or 6.8%) increase in average rate per total mile and a 1.8% increase in average miles per unit compared to the 2023 quarter.

For the nine months ended September 30, 2024, the increase in Dedicated revenue relates to a 110 (or 8.9%) average tractor increase and an increase in average freight revenue per tractor per week of 7.1% compared to the same 2023 period. The increase in average freight revenue per tractor per week for the nine months ended September 30, 2024 is the result of a 16.9 cents per mile (or 6.3%) increase in average rate per total mile and a 1.1% increase in average miles per unit compared to the same 2023 period.

For the three and nine months ended September 30, 2024, Managed Freight total revenue decreased primarily as a result of a degraded spot market, partially offset by the third quarter 2023 Sims acquisition.

For the three and nine months ended September 30, 2024, Warehousing total revenue increased as a result of customer rate increases since the same 2023 periods.

The increase in operating income for the three months ended September 30, 2024, was the result of an $8.1 million, $5.0 million, and $0.9 million decrease in Expedited, Managed Freight, and Warehousing operating expenses, respectively, partially offset by a $12.0 million increase in Dedicated operating expenses and the decrease in total revenue described above. The decrease in operating income for the nine months ended September 30, 2024, was the result of a $38.2 million and $6.0 million increase in Dedicated and Expedited operating expenses, respectively, partially offset by an $8.4 million and $2.9 million decrease in Managed Freight and Warehousing operating expenses, as well as the aforementioned changes in total revenue.

The decrease in Expedited operating income for the three and nine months ended September 30, 2024 was primarily the result of the aforementioned decreases in revenue and changes to the Expedited operating expenses. The decrease in Expedited operating expenses for the three months ended September 30, 2024 was primarily the result of a decrease in fuel expense and a decrease in operations and maintenance expenses as a compared to the same 2023 period, partially offset by a large workers' compensation claim during the 2024 period. The increase in Expedited operating expenses for the nine months ended September 30, 2024, primarily related to increases in insurance and claims expense, depreciation expense as a result of increased equipment cost, and losses on the sale of equipment since the 2023 period, partially offset by reductions in fuel expense and operations and maintenance expense. The increase in Dedicated operating income for the three months ended September 30, 2024 was primarily the result of the aforementioned increase in revenue, partially offset by an increase in Dedicated operating expenses. The decrease in Dedicated operating income for the nine months ended September 30, 2024 was primarily the result of an increase in Dedicated operating expenses partially offset by the aforementioned increase in revenue. The increase in Dedicated operating expenses for the three and nine months ended September 30, 2024, was primarily the result of increased salaries, wages, and benefits for our professional drivers of $6.6 million and $13.9 million, respectively, as the result of growth, the increase in the contingent consideration liability of $0.7 million and $9.5 million, respectively, increased depreciation expense as a result of growth and increased equipment costs, and losses on the sale of equipment since the 2023 period. Additionally, during the nine months ended September 30, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the condensed consolidated statements of operations with no similar gain in the same 2024 period.

The decrease in operating income for Managed Freight for the three months ended September 30, 2024was primarily the result of the aforementioned decreases in revenue partially offset by a decrease in Managed Freight operating expenses. The decrease in Managed Freight operating expenses for the three months ended September 30, 2024 was primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation, partially offset by a large cargo related claim during the 2024 period. The increase in operating income for Managed Freight for the nine months ended September 30, 2024 was primarily the result of a decrease in Managed Freight operating expenses partially offset by the aforementioned decrease in revenue. The decrease in Managed Freight operating expenses for the nine months ended September 30, 2024 was primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation, as well as a small number of prior period claims recognized in the same 2023 period with no similar 2024 activity. Additionally, operating income improved for both periods as a result of the impact of the higher-margin Sims acquisition since the same 2023 periods.

The increase in operating income for Warehousing for the three and nine months ended September 30, 2024 was primarily the result of the aforementioned increase in revenue and a decrease in Warehousing operating expenses. The decrease in Warehousing operating expenses for the three and nine months ended September 30, 2024, was a result of a reduction in outsourced labor since the 2023 periods. In our asset-light reportable segments, we are prioritizing long-term growth, focusing on talent acquisition and technology enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $20.1 million and $15.7 million at September 30, 2024 and December 31, 2023, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.6 years at September 30, 2024, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2024 and December 31, 2023 we had $316.5 million and $293.5 million in debt and lease obligations, respectively, consisting of the following:

●	No and $11.6 million outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$247.4 million and $213.9 million in revenue equipment installment notes, respectively;

●	$18.1 million and $19.1 million in real estate notes, respectively;

●	$6.3 million and $6.1 million of the principal portion of financing lease obligations, respectively; and

●	$44.6 million and $42.8 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as well as growth in our Dedicated reportable segment.

As of September 30, 2024, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $19.7 million, and available borrowing capacity of $90.3 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the nine months ended September 30, 2024 totaled $77.5 million of expenditures, as compared to $143.0 million of expenditures for the prior year period. During the nine months ended September 30, 2024, we took delivery of approximately 691 new tractors and 757 new trailers, while disposing of approximately 791 used tractors and 319 used trailers. Our current fleet plan for the remainder of 2024 includes the delivery of an additional 104 new company replacement tractors and 93 additional new trailer deliveries. Net losses on disposal of equipment and real estate in the nine months ended September 30, 2024 were $1.7 million compared to $12.4 million net gains in the same prior year period primarily due to the $7.6 million gain on a Tennessee terminal during the 2023 period and the aforementioned disposal of revenue equipment as part of our trade cycle. For the balance of 2024, our baseline expectation for net capital expenditures is $15.0 million to $20.0 million. Our capital investment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment.

We distributed a total of $4.3 million to stockholders in the first nine months of 2024 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Despite a year over year reduction in net income of $13.2 million, net cash flows provided by operating activities increased to $101.0 million for the nine months ended September 30, 2024, compared to $52.9 million for the same 2023 period, primarily due to increases in non-cash expenses such as depreciation and amortization and reductions to non-cash gains on sale of property and equipment in the current period. Changes in operating assets and liabilities such as receivables and driver advances and insurance and claims accruals provided improved cash flow for the nine months ended September 30, 2024, compared to the 2023 period.

Net cash flows used by investing activities were $104.2 million for the nine months ended September 30, 2024, compared to $144.6 million used in the same 2023 period. The decrease in net cash flows used by investing activities was primarily due to the April 2023 and the August 2023 acquisitions of LTST and Sims, respectively, for $107.9 million, net of cash acquired, partially offset by the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period, and the timing of our trade cycle whereby we took delivery of approximately 691 new tractors and 757 new trailers, while disposing of approximately 791 used tractors and 319 used trailers during the 2024 period compared to delivery of 607 new tractors and 367 new trailers, while disposing of approximately 926 used tractors and 518 used trailers in the same 2023 period. Additionally, the 2023 period provided $12.5 million of proceeds related to the sale of a Tennessee terminal.

Net cash flows provided by financing activities were approximately $36.1 million for the nine months ended September 30, 2024, compared to $30.4 million provided in the same 2023 period. The increase in net cash flows provided by financing activities was primarily a function of no repurchases of shares of our Class A common stock during the 2024 period compared to $25.4 million during the same 2023 period, partially offset by net proceeds relating to our notes payable and our Credit Facility of $47.3 million in the 2024 period compared to $76.9 million in the 2023 period.

Net cash flows provided by operating activities and provided by financing activities in the 2024 period also included payment of $3.0 million and $7.0 million, respectively, of contingent consideration liabilities related to the acquisition of AAT. Net cash flows provided by operating activities and provided by financing activities in the 2023 period also included payment of $0.8 million and $9.2 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2024, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2023.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2024, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $4.3 million to stockholders in the first nine months of 2024 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the third quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

COVENANT LOGISTICS GROUP, INC.

Date: November 1, 2024	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer