Form 10-K
period 2024-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2025-02-28
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-42192

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

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $439.9 million (based upon the $24.65 per share closing price on that date as reported by NYSE). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 26, 2025, the registrant had 21,850,403 shares of Class A common stock and 4,700,000 shares of Class B common stock outstanding.

Portions of the registrant's definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, consumer spending, supply chain conditions, and gross domestic product changes; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic plan and other strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement and our ability to safeguard such systems and technology, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, including future driver pay, the expected impact of our cost-saving measures, expected improvements to financial and operational measures, expected future cash flows, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our reportable segments, future insurance and claims levels and expenses, future impact of pending litigation, future tax rates, tax expense, and allowable deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future inflation, future investments in and the growth of individual reportable segments and services, expected capital expenditures, future asset dispositions, future asset utilization and efficiency, future fleet size, age, management, and upgrades, future trucking capacity, expected freight demand and volumes, future rates, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in Transport Enterprise Leasing, LLC (“TEL”), any future indemnification obligations related to the Transport Financial Services (“TFS”) Portfolio, future customer relationships, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, the expected impact of recent acquisitions, including the contingent consideration related to such acquisitions, future credit availability, future repurchases and dividends, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," “outlook,” “focus,” “seek,” “potential,” “continue,” “goal,” “target,” “objective,”, “optimistic”, “intends,” derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

On December 31, 2024, after market close, the Company effected a 2 for 1 forward split on its Class A common stock and Class B common stock outstanding in the form of a stock dividend, under which each stockholder of the Company's Class A common stock on that date received one additional share of the Company’s $0.01 par value Class A common stock for every one share owned and each stockholder of the Company's Class B common stock on that date received one additional share of the Company’s $0.01 par value Class B common stock for every one share owned. All share and per share amounts presented in this Annual Report on Form 10-K, including with respect to dividends and in the financial statement and notes hereto have been adjusted for the stock split, except for the share amounts presented in the stockholders' equity section of our consolidated balance sheets.

ITEM 1.	BUSINESS

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,300 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, LLC, Landair Logistics, LLC, and Landair Leasing, Inc. (collectively, "Landair"), our 2022 acquisition of AAT Carriers, Inc. ("AAT"), and our 2023 acquisitions of Lew Thompson & Son Trucking, LLC, Lew Thompson & Son Leasing LLC, Lew Thompson & Son Dedicated Leasing, LLC,  Josh Thompson Trucking, LLC (collectively "LTST") and Sims Transport Services LLC ("Sims") are examples of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. LTST specializes in poultry feed and live haul transportation. Sims is a specialized brokerage company.

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

We are proud of the operational improvements we have made in recent years, in spite of rising casualty insurance costs and the challenging supply shortage of professional drivers. We believe we have made significant progress in achieving our strategic plan, but remain focused on seven initiatives that fall under the following key tenets:

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

●    Rigorous Capital Allocation Process. Our senior management evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. Our leverage ratio increased in 2024 as compared to the prior year, as we remain focused on investing capital when we can obtain acceptable returns while maintaining lower leverage than we have historically. During 2023 we completed our revenue equipment replacement plan to bring our trade cycle back to normalized levels. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability. In January 2022, our Board of Directors (the "Board") approved a quarterly cash dividend program of $0.03125 per share, which was increased to $0.04 per share in August 2022 and $0.055 per share in February 2023.

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

●   Safety. The Company experienced another record setting year, as measured by accident rates. The DOT accident rate per million miles, as defined by the Federal Motor Carrier Safety Administration ("FMCSA"), decreased 1% year over year and was the lowest in the Company’s history. We believe that the key to the improved safety results remains a combination of training, consistent and proactive coaching, utilizing proven safety technologies, and consistent collaboration between all of our business units. The expansion of our safety training program has allowed us to further increase new driver training and sustain consistent messaging around the culture of safety. During 2024, we continued to expand implementation of several safety related technologies, including telematics, predictive analytics programs, enhancing usage of our dorm/training facility, and ongoing adoption of truck manufacturer preventative systems. Each of these areas focus on sustainable safety performance for the enterprise.

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

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 1.6 years, compared to an average U.S. Class 8 tractor age of approximately 5.7 years in 2024. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

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

The following table reflects the size of each of our reportable segments measured by 2024 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	34%
Dedicated	31%
Managed Freight	25%
Warehousing	10%
Total	100%

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

A summary of these metrics for our Expedited reportable segment for 2024 and 2023 is as follows:

	2024	2023
Average freight revenue per total mile	$2.09	$2.13
Average miles per tractor	185,340	183,717
Average freight revenue per tractor per week	$7,416	$7,501

A summary of the key performance metrics for our Dedicated reportable segment for 2024 and 2023 is as follows:

	2024	2023
Average freight revenue per total mile	$2.88	$2.67
Average miles per tractor	80,556	81,387
Average freight revenue per tractor per week	$4,436	$4,162

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

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $14.7 million in 2024 and $21.4 million in 2023.

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

We had one customer, serviced by our Expedited, Managed Freight, and Warehousing reportable segments, that accounted for more than 10% of our consolidated revenue in 2024 and one customer, serviced by our Expedited and Managed Freight reportable segments, that accounted for more than 10% of our consolidated revenue in 2023. Our top ten customers accounted for approximately 45% and 44% of our total revenue in 2024 and 2023, respectively.

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

Our average number of teams as a percentage of our seated fleet increased for 2024 as compared to 2023. Our average open tractors, including wrecked tractors, decreased to 3.3% for the year ended December 31, 2024, from approximately 4.8% for the year ended December 31, 2023.

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

We are not a party to any collective bargaining agreement. At December 31, 2024, we employed approximately 3,100 drivers and approximately 1,700 non-driver personnel. At December 31, 2024, we engaged 109 independent contractor drivers.

Revenue Equipment

At December 31, 2024, we operated 2,307 tractors and 6,445 trailers. Of such tractors, 2,196 tractors were owned, 2 tractors were financed under operating or finance leases, and 109 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,804 trailers were owned, 641 trailers were held under operating or finance leases. Furthermore, at December 31, 2024, approximately 71% of our trailers were dry vans, 12% of our trailers were refrigerated vans, and the remaining trailers were specialty trailers related to our poultry business.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2024, our tractor fleet had an average age of approximately 1.6 years, and our trailer fleet had an average age of approximately 5.7 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2024, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

In an effort to improve our driver experience, service and operating cost, we made the decision in 2022 to aggressively reduce the average age of our equipment. We did this through the combination of acquiring additional unbudgeted trucks in the fourth quarter of 2022 and increasing our original tractor order for 2023. During the fourth quarter of 2022 we made significant progress on the plan but incurred unusual expense from two items: (i) an early lease abandonment and disposal charge and (ii) excess equipment due to delivery of a large number of new tractors combined with delays in removing existing leased tractors from operations. During 2024 we maintained an average age for tractors comparable to that of 2023 at 1.6 years.  Our baseline expectation for net capital equipment expenditures in 2025 is $70 million to $80 million and reflects our priorities of growing our dedicated footprint, maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced decreased freight demand, volatile fuel costs, tight new and used equipment market, scarcity of qualified truck drivers, and regulations that limit productivity. As we look toward 2025, we do not see anything in the first half of the year that would indicate a near-term recovery of the freight market.  We anticipate a continuation of difficult conditions where capacity continues to exit the market at a rate that yields steady but modest improvement. In the first quarter, we expect our revenue and earnings to decline, reflecting normal seasonality and the temporary headwinds of severe inclement weather conditions, year over year rate reductions in our Expedited segment and incremental costs associated with a large new customer startup within our Dedicated segment.  Despite these short-term headwinds, we believe our more resilient operating model, together with the steps we have taken to reduce costs and inefficiencies, have positioned us well for another successful year.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. In recent years, the FMCSA has made changes to the hours-of-service rules to provide greater flexibility to truck drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability. Future rulemaking relating to ELD may occur and any final rules could affect our ELD technology, compliance, usage, and compliance efforts.

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

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories (such categories known as the "BASICs"). Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the Fixing America's Surface Transportation Act (the "FAST Act"), the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA with several recommendations to make the CSA program more fair, accurate, and reliable. The FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur.

In February 2023, the FMCSA published a notice of proposed changes to its Safety Measurement System (“SMS”) methodology, including the BASIC categories. In August 2023, the FMCSA announced in an advanced notice of proposed rulemaking and request for comments that it was interested in developing a new methodology to determine whether a carrier is fit to operate commercial motor vehicles ("CMVs" or a "CMV"). Additionally, the U.S. Government Accountability Office made a suggestion in 2023 to the FMCSA to make complaint data public. In November 2024, the FMCSA published a notice announcing a revised SMS methodology implementing certain changes proposed in the February 2023 notice, including, among other changes, (i) rebranding BASICs as "Compliance Categories" and revising certain categories, (ii) consolidating existing road violations into simplified and distinct violation groups and simplifying the scale used to measure the severity of violations, (iii) adjusting intervention thresholds, and (iv) revising the SMS methodology to focus more heavily on recent violations. Whether this revised SMS methodology will take effect is uncertain; however, any change which results in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in September 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review, which are in relation to such requests through the agency’s DataQs system. The proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes. Another source of potential changes may be from the FMCSA’s study on the causation of crashes, known as the Crash Causal Factors Program (“CCFP”) which builds upon the FMCSA’s previous Large Truck Crash Causation Study. Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks and a report from Phase 1 of the CCFP is expected in 2029. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In 2020, the FMCSA announced that it would permanently implement the Crash Preventability Demonstration Program ("CPDP"), which does not count crashes when motor carriers are not at fault while calculating a carrier’s safety measurement profile. The CPDP will expand the types of eligible crashes, modifies the SMS to exclude crashes with not preventable determinations from the prioritization algorithm and notes the not preventable determinations in the Pre-Employment Screening Program. Under the program, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the SMS but not included when calculating a carrier’s BASICs measure for the crash indicator category in SMS.

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

There is a national clearinghouse for drug and alcohol testing results that requires motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating CMVs. Currently, the Company is required to (i) report drug and alcohol violations to the clearinghouse; (ii) query the clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a CMV; and (iii) query the clearinghouse for each currently employed driver annually. In November 2024, a new rule referred to by the FMCSA as "Clearinghouse II," a program that relates to drivers with drug and alcohol violations took effect. Under Clearinghouse II, a driver with a drug or alcohol violation resulting in a "Prohibited" status in the Clearinghouse may not operate a CMV and must complete the FMCSA's return to duty education, treatment, and testing prior to regaining CMV driving privileges. With Clearinghouse II now in effect, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is expected that the rule may further impair the availability of an already weak driver pool.

In 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded to the Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines, which have been delayed by the DHHS until May 2025. Additionally, in 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In 2023, a final rule was published amending DOT’s drug testing program to include oral fluid testing became effective; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any changes to drug testing programs may reduce the number of available drivers. We currently perform urine testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. Fentanyl testing is expected to be added to the urine panel beginning as soon as July 2025.

Other rules have been proposed or made final by the FMCSA, including a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, known as Entry-Level Driver Training regulations. Training schools and other programs are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. The effects of these rules could result in a decrease in fleet production and driver availability, and/or an increase in recruitment and training costs, either of which could adversely affect our business, operations or profitability.

In February 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped CMVs. Public comment on the supplemental notice closed in March 2023, and it remains to be seen, what, if any, final rules will stem therefrom. In June 2023, FMCSA and the National Highway Traffic Safety Administration ("NHTSA") issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in April 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new heavy-duty trucks. While a final rule with respect to automatic braking is expected to be issued in 2025, it remains to be seen, what, if any, final rules will stem from such proposals.

Our industry is also subject to a number of proposed rules which mandate the use of speed-limiting devices in certain CMVs, including requiring CMVs with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. The FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters; however, no final rule was proposed. It is now expected that the DOT will issue a rule sometime in May 2025. The effect of these rules, to the extent they become effective, could result in a decrease in driver availability, which could adversely affect our business or operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law in 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program ("SDAP"), is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The SDAP is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. If not renewed, the SDAP is currently set to conclude in November 2025.  In May 2023, the DRIVE Safe Integrity Act of 2023 was introduced, which supports participation in the SDAP and would permit 18- to 20-year-olds to operate across state lines if data from the SDAP does not indicate such drivers are less safe than current CMV drivers. Whether this legislation will ultimately become law is uncertain. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

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

In a November 2023 final rule, the FMCSA implemented more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The final rule, which became effective in January 2024, modified regulations in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the rule allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The rule also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses. Compliance under this final rule has been pushed back until January 2026. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses. Additionally, in November 2024, the FMCSA published a notice of proposed rulemaking relating to brokerage operations which, among other things, proposes to increase transparency and the maintenance of recordkeeping procedures. It is uncertain what changes, if any, will result from the notice of proposed rulemaking.

Recently, federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals holding that broker liability is not preempted by federal regulation, which expose freight brokers to a patchwork of state regulations across the United States. In April 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act (“FAAAA”) expressly preempted such personal liability claims against a broker, and subsequently, in July 2023, the Seventh Circuit Court of Appeals provided a decision that also supported federal preemption. The U.S. Supreme Court has declined to review the issue and it is uncertain how long the current circuit split will continue and whether the U.S. Supreme Court will decide to review similar cases in the future. If additional circuit courts, or the U.S. Supreme Court, adopt the Ninth Circuit view, that freight brokers liability is not preempted by federal regulation, it could lead to patchwork regulations across the United States and also result in primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in February 2023, the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards. In March 2024, the FMCSA began proof-of-concept testing to determine whether the technology required for electronic identification systems is sufficient and information and data being provided is secure, reliable, and useful for the FMCSA.

In 2022 Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. More recently, the DOT has provided funding to increase parking in certain heavily congested areas of Nevada, Ohio, and Wisconsin, and Congressional leaders have included a provision in the House funding bill introduced in June 2024 to allocate $200 million for truck parking projects. Industry groups are generally in favor of additional funding to improve parking infrastructure, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying CMVs. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the U.S. House of Representatives and received by the Senate in 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the U.S.  House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In January 2024, the Department of Labor published a final rule regarding independent contractor classification, which took effect in 2024. The final rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal will be classified under six factors, including: (i) opportunity for profit and loss depending on managerial skill; (ii) investments by the worker and the principal; (iii) degree of permanence of the relationship; (iv) nature and degree of control; (v) extent to which worker in integral to the principal’s business; and (vi) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee, and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:

●	the worker is free from control and direction in the performance of services; and
●	the worker is performing work outside the usual course of business of the hiring company; and
●	the worker is customarily engaged in an independently established trade, occupation, or business.

How AB5 will be enforced is still to be determined. Court proceedings have resulted in AB5 being effective as of January 2020, with the ABC Test being applied in certain circumstances retroactively to April 2018. Litigation surrounding the matter continues, and it remains unclear whether such challenges will be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

The NHTSA and the EPA have fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we use. In 2016, the NHTSA and EPA published the final rule mandating that fuel economy and greenhouse gas standards apply to trailers beginning with model year 2018 and tractors beginning with model year 2021;  however, in 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of an association challenging the standards and vacated all portions of the standards that applied to trailers. Consequently, the standards require 25 reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2024 complied with the emission and fuel consumption reductions required by the standards. Even though the trailer provisions of the standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California standards (described in further detail below).

In 2022, the EPA adopted a final rule regarding emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from 2022 levels by 2045. The EPA has indicated that the 2022 rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations was issued in March 2024 and establishes new GHG emission standards for heavy-duty motor vehicles which are phased-in starting with model year 2027 and increasing in stringency annually through model year 2032. . Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In  2019, the California standards that generally align with the federal standards (with some minor additional requirements) became final. Thus, even though the trailer provisions of the federal were removed, we still must ensure the majority of our fleet is compliant with the California standards, which may adversely affect our operating results and profitability.

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

In 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting with model year 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in several states and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, CARB finalized what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles, which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. However, given legal challenges to the ACF and a lack of public support for environmental regulation, CARB withdrew its request for the EPA to provide a waiver of certain federal regulations necessary for CARB to impose the environmental restrictions and mandates in the ACF that are more stringent than federal law, which effectively tabled the ACF. If CARB seeks to adopt and implement the ACF in the future, it could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

The periodic testing portion of California’s Clean Truck Check (as a part of CARB’s Clean Truck program), known as Phase 3 of the Clean Truck Check, began in July 2024. Under Phase 3, heavy duty vehicles are subject to periodic emissions testing and annual compliance fees, increasing our operating costs and related expenses

Additionally, in 2023, California  enacted two bills into law, Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”), which require certain companies doing business in California to disclose greenhouse gas (“GHG”) emissions and climate-related financial risks, with reporting beginning in 2026.  SB 253 requires companies that exceed $1 billion in annual revenue and that do business in California to publicly disclose their GHG emissions, while SB 261 requires companies doing business in California and earning annual revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks on or before January 2026. Senate Bill 219 (“SB 219”), which was enacted in September 2024, delays the final regulations for SB 253 until July 2025 and permits subsidiaries to file SB 253 reports on a consolidated basis with their parent companies, which previously was only permitted under SB 261. These laws are currently facing litigation, which could result in delays or modifications to the laws. Implementation of these additional reporting requirements would result in increased compliance costs and resource utilization.

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

Food Safety Regulations

The Food Safety Modernization Act of 2011, (the "FSMA") requires us to use sanitary transportation practices to ensure the safety of the food we transport. This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, expenses associated with compliance with these laws and regulations may increase given our 2023 acquisition of LTST, a company primarily involved in poultry-related freight movement.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten-year roadmap to create a more digital, traceable and safer food system. The Food Traceability Rule is one aspect of the blueprint and has a compliance date for all parties subject to its recordkeeping requirements of January 20, 2026. In the event the Company becomes subject to any such recordkeeping requirements, compliance costs may increase. This blueprint builds on the work done under the FSMA, generally requiring persons who manufacture, process, pack, or hold foods on the FDA’s “Food Traceability List” to maintain detailed records of key data elements for critical tracking events in a manner that can be provided to the FDA within 24 hours of request. It is still unclear what impact of the Food Traceability Rule will have on the Company and others in the industry, but further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

Recently, the Trump administration issued on memorandum which directed federal departments and agencies to freeze regulatory actions. In particular, the memorandum prohibited new rules from being proposed or issued until such are reviewed and approved by heads of departments or agencies appointed under the Trump administration.  Rules previously sent to the Federal Register but not already published are also to be withdrawn to permit additional review and permission to proceed. Additionally, existing rules could be delayed for up to 60 days to allow for additional review, including the assessment their impacts and allow for public comments.

The Inflation Reduction Act of 2022 contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other U.S. tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. A similar bill, the Truck Parking Safety Improvement Act, was introduced into the Senate in March 2023 and if enacted as proposed, would dedicate $755 million in funding over the next three years to expand access to truck parking and rest areas for commercial drivers. It remains unclear whether such acts will ultimately become law, however, and what changes they may undergo prior to finalization.

Fuel Availability and Cost

The cost of fuel trended lower in 2024 as compared to 2023, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $3.76 per gallon for 2024, compared to $4.21 per gallon for 2023. There were no fuel hedging gains in 2024 or 2023.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. We had no fuel hedging contracts at December 31, 2024 or December 31, 2023.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, (vii) industry compliance with ongoing regulatory requirements, (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of public health crises, epidemics, pandemics, or similar events, such as COVID-19; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities, or at customer, port, border crossing or other shipping-related facilities, including related reductions in demand; (xii) increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; (xiii) changes in trade policy and tariff rates; and (xiv) rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, public health crises, epidemics, pandemics, or similar event, such as COVID-19, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts, including the conflicts in Ukraine and the Middle East or as a result of rising tensions between China and Taiwan, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

The Trump administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China, Canada, Mexico, and the E.U. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments may result in decreased shipping volumes and have an adverse impact on our revenues and results of operations.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations. These factors include the following:

●	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with (i) less-than-truckload carriers, (ii) railroads, intermodal companies, and (iii) other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do, preferential customer contracts, and other competitive advantages;
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

●	competition from freight logistics and freight brokerage companies and the proliferation of new brokerage platforms and technologies may adversely affect our customer relationships and freight rates;
●	the Covenant brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services; and
●	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

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

The conflicts in Ukraine and the Middle East, expansion of such conflicts to other areas or countries or similar conflicts, as well as the rising tensions between China and Taiwan, could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, Ukraine, the Middle East, China, or Taiwan, we may be affected by the broader consequences of the conflicts in Ukraine or the Middle East, or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues (including access to parts for our revenue equipment), embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The increased tensions between China and Taiwan, and any resulting hostilities, may have similar consequences. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

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

Covenant Transport, LLC has been approved to self-insure for auto liability by the FMCSA. We believe this status, along with the use of captive insurance companies, allows us to post substantially lower aggregate letters of credit and restricted cash than we would be required to post without this status or the use of captive insurance companies. We have two wholly owned captive insurance subsidiaries which are regulated insurance companies through which we insure a portion of our auto liability claims in certain states. An increase in the number or severity of auto liability claims for which we self-insure through the captive insurance companies or pressure in the insurance and reinsurance markets could adversely impact our earnings and results of operations. Further, both arrangements increase the possibility that our expenses will be volatile.

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

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. Moreover, our responses to any union organizing efforts could also expose us to legal risk or reputational harm and cause us to incur costs to defend legal and regulatory actions. Any labor disputes or work stoppages, whether or not our employees unionize, could disrupt our operations and reduce our revenues. Failure to comply with existing or future labor and employment laws could have a materially adverse effect on our business and operating results. For further discussion of the labor and employment laws, please see "Regulation" under “Item 1. Business.”

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

Certain of our subsidiaries are currently exceeding the established intervention thresholds in a number of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. For further discussion of the CSA program, please see "Regulation" under “Item 1. Business”. Insofar as any changes in the CSA Program increase the likelihood of us receiving unfavorable scores or mandate FMCSA to restore public access to scores, it could adversely affect our results of operation and profitability.

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

The imposition of additional tariffs or quotas or changes to certain trade agreements, including tariffs applied to goods traded between the United States and China, and proposed changes to tariffs on various imports from other countries (such as Canada, Mexico, and the E.U.) could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

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

Conflicting views on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Certain stakeholders have pressured companies on initiatives relating to ESG matters, including environmental stewardship, social responsibility, and corporate governance. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price. Additionally, given the Trump administration’s initiatives surrounding ESG and diversity, equity, and inclusion matters, which may conflict with stakeholder initiatives on such matters, we may experience conflicts between governmental regulations and stakeholder expectations which could impose additional costs on our business and negatively impact investor sentiment.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of contagious diseases, like COVID-19. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, government-imposed measures related to future outbreaks of contagious diseases, like COVID-19, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to dispatch and manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third-party capacity providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party capacity providers, any of which would have a material adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations. For further discussion of our cybersecurity programs, please see "Item 1C. Cybersecurity."

In addition, the adoption of artificial intelligence (“AI”) and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, we may be at a competitive disadvantage to such competitors and our results of operation may be negatively affected.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are dependent upon the services of our executive management team and other key personnel. Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. In addition, hiring, training, and successfully integrating replacement personnel, whether internal or external, could be time-consuming, may cause additional disruptions to our operations and may be unsuccessful, which could negatively impact our business, financial condition, and results of operations. We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency decline because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations.

The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.

We face a wide variety of risks related to public health crises, epidemics, pandemics, or similar events, such as COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce, our operations, equipment availability and financial results, such as increased costs, tightening of credit markets, greater risk for collection of amounts owed, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

A large-scale outbreak of avian flu or related illness among the nation’s poultry flock may adversely affect the revenues of LTST.

Our subsidiary, LTST derives the majority of its revenue from the transportation of poultry and feed products related to poultry operations. While LTST does not transport eggs, a widespread outbreak of avian flu or related illness among our customers’ poultry flocks could reduce the volume of loads hauled for such customers. Additionally, public concern following a nation-wide or well-publicized outbreak of avian flu may cause fear about the consumption of chicken, turkey, eggs, and other products derived from poultry, which could cause customers to consume less poultry and related products, reducing the volume of poultry and related products produced and negatively affecting the revenues of LTST. Any decrease in the revenue of LTST may negatively impact our income and results of operations.

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

Our indebtedness and finance and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, finance leases, operating leases, fluctuations in working capital requirements, and encumbered assets, we believe:

●	our vulnerability to adverse economic and industry conditions and competitive pressures is heightened;
●	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for our operations, capital expenditures, and future business opportunities;
●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
●	our results of operations and cash flows are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;
●	our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes may be limited;
●	it may be difficult for us to comply with the multitude of financial covenants, borrowing conditions, or other obligations contained in our debt agreements, thereby increasing the risk that we trigger certain cross-default provisions;
●	we may be required to issue additional equity securities (which would dilute the ownership position of our stockholders) or debt securities to raise funds; and
●	we may be placed at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased in the past and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) higher commodity prices, (iii) the pricing discretion of equipment manufacturers, and (iv) increased demand for equipment due to more favorable freight market. In addition, we have equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and future use of autonomous tractors and alternative fuel could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay steady to increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

A decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. During the COVID-19 pandemic some tractor and trailer manufacturers experienced periodic shortages of certain component parts and supplies, including semi-conductor chips, forcing such manufacturers to curtail or suspend their production, which led to a lower supply of tractors and trailers and higher prices. If such shortages occur again, such shortages could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, driver retention, and the length of our trade cycle.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, the desirability of specific models of used equipment, and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. In 2022 through 2024, we experienced a softened used equipment market.

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

As of December 31, 2024, we had goodwill of $78.9 million and other intangible assets of $90.1 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, including as a result of our concentrated leadership structure, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power approximately 13% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 39% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire Board, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Moreover, Mr. Parker serves as both our Chief Executive Officer and Chairman of our Board. Although the Board has determined that the combination of Chief Executive Officer and Chairman of the Board positions is the most appropriate and suitable structure for proper and efficient Board functioning and communication, Mr. Parker may have an outsized ability to influence the operations of the Company, which may result in conflicts with the interests of Mr. Parker, the Parker Family, and the interests of our other stockholders.

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

The timing and amount of future repurchases of our Class A common stock, including repurchases under our current stock repurchase program authorizing the purchase of up to $55 million of our Class A common stock, as well as the declaration of future dividends, is at the discretion of our Board and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, changes in federal and state tax laws, and other factors our Board deems relevant. While it is expected that we will continue to pay a quarterly dividend under the dividend program initiated in January 2022, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.

Our effective tax rate may be adversely impacted by, among other things, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. President Trump has indicated a desire to amend the federal tax laws. Until any changes are passed into law we will not know if such changes, if any, will have a materially adverse effect on our financial results and financial position. Any changes to the federal tax laws are likely to have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

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

Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business, or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity incidents to identify and mitigate risks to us from third-party incidents. We also carry business interruption insurance that provides protection against potential losses arising from certain cybersecurity incidents as part of our cybersecurity risk mitigation strategy.

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

Information about our legal proceedings is included in Note 16, "Commitments and Contingent Liabilities" of the accompanying consolidated financial statements and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the New York Stock Exchange, under the symbol "CVLG."

As of February 26, 2025, we had approximately 55 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of February 26, 2025, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

Dividend Policy

In January 2022, our Board approved a quarterly cash dividend program of $0.03125 per share, which was increased to $0.04 per share in August 2022 and $0.055 per share in February 2023.

Our most recent dividend was declared in February of 2025 for $0.07 per share of Class A and Class B common stock and is scheduled to be paid in March of 2025.

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

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. For 2024, despite a challenging general freight environment, we achieved our third highest adjusted annual earnings per diluted share in our history. Within our Expedited reportable segment, both total revenue and margins declined year over year primarily as a result of an approximately 4% reduction in average total tractors, partially offset by an approximately 2% increase in both freight revenue per total mile and  utilization year-over-year. Within our Dedicated reportable segment, we have worked hard over the last three years to improve the profitability within this segment by exiting unprofitable business and adding profitable business and while we are pleased with the improvement to adjusted operating income compared to 2023, we believe that if we are successful in providing best in class service and controlling costs, growth and improved profitability will result. Managed Freight experienced reduced revenue but improved operating income with increased volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations and focusing on cost control. Going forward, we seek to grow Managed Freight with profitable revenue from new customers, work closely with our asset-based segment to capitalize on overflow opportunities when available, and optimize costs to yield longer term margin goals in the mid-single digits, which will generate an acceptable return on capital given the asset light nature of the business. Warehousing was able to grow revenue and operating income through improvements to direct labor costs and improved margins with contractual pricing increases put into place during the year. We are continuing to work towards increasing the operating income and related margins in each of these segments by executing on both our pipeline of new business and focused cost savings initiatives.

The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2024	2023
Revenues:
Expedited	$416,461	$423,820
Dedicated	364,414	320,287
Managed Freight	248,939	258,903
Warehousing	101,662	100,563
Total revenues	$1,131,476	$1,103,573

Our consolidated financial results are summarized as follows:

●

Total revenue was $1,131.5 million, compared with $1,103.6 million for 2023, and freight revenue (which excludes revenue from fuel surcharges) was $1,013.9 million, compared with $970.5 million for 2023;

●	Operating income from continuing operations was $44.8 million, compared with operating income from continuing operations of $58.8 million for 2023;
●

Net income was $35.9 million, or $1.30 per diluted share, compared with net income of $55.2 million, or $2.00 per diluted share, for 2023; Net income from continuing operations was $35.3 million, or $1.27 per diluted share, for 2024, compared to $54.6 million or $1.97 per diluted share in 2023. Net income from discontinued operations of $0.6 million, or $0.02 per diluted share, for 2024, compared to $0.6 million, or $0.02 per diluted share in 2023;

●	With available borrowing capacity of $90.2 million under our Credit Facility as of December 31, 2024, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $14.7 million of pre-tax earnings in 2024, compared to $21.4 million for 2023;
●	Since December 31, 2023, total indebtedness, comprised of total debt and finance leases, net of cash, decreased by $28.7 million to $219.6 million;
●

Leverage ratio (average total indebtedness, net of cash, divided by the sum of operating income (loss, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 1.65 at December 31, 2024, compared to 2.14 at December 31, 2023;

●	Stockholders' equity at December 31, 2024 was $438.3 million, compared to $403.4 million at December 31, 2023; and
●	Tangible book value per end-of-quarter basic share at December 31, 2024 was $10.17, compared to $8.72 at December 31, 2023.

Outlook

The Company’s consistently good performance in a weak freight market is evidence that our strategic plan continues to work. Over the past three years, we reallocated a significant amount of fixed assets away from underperforming and highly cyclical legacy operations toward acquiring three high-performing, more steady businesses.  The result has been better margins, more stable earnings, and improved returns on capital compared with our legacy operations during previous downturns.  While we are pleased with our results, we are also optimistic about our ability to make incremental improvements by continuing to invest in our team, identifying and mitigating risk, providing customers with superior service, and rigorously allocating capital across the enterprise.

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

For the first quarter of 2025, the general freight market appears to be incrementally improving as capacity and demand are better balanced than they have been for approximately two years, and customers are acknowledging this during rate and volume allocation discussions. However, in our dedicated markets, customers continue to experience greater than expected temporary customer shutdowns and volume pressure.  Additionally, bad weather has hampered operations and increased our costs limiting any benefit of general market uplift. Beyond the first quarter, we are focusing on positioning the Company to execute quickly and gain operating leverage as conditions improve, continuing to capture new dedicated contracts to expand the fleet organically, and evaluating multiple acquisition and investment opportunities.  Our goal remains to grow profitably and generate meaningful returns for our stockholders while providing world-class career opportunities for our team members.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2024	2023
Revenue:
Freight revenue	$1,013,941	$970,509
Fuel surcharge revenue	117,535	133,064
Total revenue	$1,131,476	$1,103,573

The increase in total revenue resulted from a $44.1 million and $1.0 million increase in Dedicated and Warehouse freight revenue, respectively, partially offset by a $10.0 million and $7.4 million decrease in freight revenue from our Managed Freight and Expedited reportable segments, respectively.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2024	2023
Salaries, wages, and related expenses	$423,319	$400,491
% of total revenue	37.4%	36.3%
% of freight revenue	41.7%	41.3%

The increase in salaries, wages, and related expenses on a dollars basis is primarily the result of averaging more drivers and tractors resulting in higher driver salaries, wages, and benefits as a result of growth in Dedicated, along with increased shop technician salaries and benefits, workers compensation and group health costs, partially offset by contract labor reductions.

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

Fuel expense

	Year ended December 31,
(dollars in thousands)	2024	2023
Fuel expense	$115,981	$133,291
% of total revenue	10.3%	12.1%
% of freight revenue	11.4%	13.7%

The decreases in total fuel expense are primarily related to lower fuel prices in 2024, as well as a 5.3% decrease in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.45 per gallon, or 10.7%, lower in 2024 than 2023.

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

	Year ended December 31,
(dollars in thousands)	2024	2023
Total fuel surcharge	$117,535	$133,064
Less: Fuel surcharge revenue reimbursed to independent contractors and other third-parties	9,032	9,752
Company fuel surcharge revenue	$108,503	$123,312
Total fuel expense	$115,981	$133,291
Less: Company fuel surcharge revenue	108,503	123,312
Net fuel expense	$7,478	$9,979
% of freight revenue	0.7%	1.0%

Net fuel expense decreased $2.5 million, or 25.1%, for the year ended December 31, 2024, compared to 2023. As a percentage of freight revenue, net fuel expense decreased 0.3% for the year ended December 31, 2024, compared to 2023, primarily due to decreased fuel surcharge recovery partially offset by lower fuel prices. There were no diesel fuel hedge gains or loss for the years ended December 31, 2024 or 2023. As of December 31, 2024, we had no remaining fuel hedge contracts.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2024	2023
Operations and maintenance	$61,696	$63,753
% of total revenue	5.5%	5.8%
% of freight revenue	6.1%	6.6%

The decrease in operations and maintenance expense was primarily related to the reduced maintenance costs as a result of the Company's strategic efforts to purchase newer equipment and replace older equipment that was more costly to maintain.

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

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2024	2023
Revenue equipment rentals and purchased transportation	$254,302	$271,893
% of total revenue	22.5%	24.6%
% of freight revenue	25.1%	28.0%

The decrease in revenue equipment rentals and purchased transportation was primarily the result of a reduction in purchased transportation costs in our Managed Freight reportable segment as a result of the softening freight market, the reduction in leased revenue equipment as the result of largely transitioning from tractors held under operating leases to owned tractors in 2023. These decreases were partially offset by a slight increase in the percentage of the total miles run by independent contractors from 7.5% for 2023 to 7.8% for 2024.

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

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2024	2023
Operating taxes and licenses	$11,954	$13,409
% of total revenue	1.1%	1.2%
% of freight revenue	1.2%	1.4%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2024	2023
Insurance and claims	$59,845	$50,099
% of total revenue	5.3%	4.5%
% of freight revenue	5.9%	5.2%

Insurance and claims per mile cost increased to 21.7 cents per mile for 2024 from 19.1 cents per mile in 2023. The increase is primarily the result of an increase in current period claims expense including a large current year claim incurred partially offset by a decrease in insurance premiums compared to 2023.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy effective starting January 28, 2021 that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2024	2023
Communications and utilities	$5,407	$5,012
% of total revenue	0.5%	0.5%
% of freight revenue	0.5%	0.5%

For the period presented, the change in communications and utilities are insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2024	2023
General supplies and expenses	$66,053	$49,444
% of total revenue	5.8%	4.5%
% of freight revenue	6.5%	5.1%

The increase in general supplies and expenses was primarily the result of a $15.8 million increase in the contingent consideration liability since the 2023 period related to the acquisition of LTST.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2024	2023
Depreciation and amortization	$86,529	$69,943
% of total revenue	7.6%	6.3%
% of freight revenue	8.5%	7.2%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation increased $14.6 million in 2024 to $77.0 million compared to 2023, primarily as a result of the increased cost of new equipment purchased as part of our strategic initiative to support growth in our Dedicated segment and replace older equipment. Amortization of intangible assets increased $2.0 million in 2024 to $9.5 million compared to 2023, primarily due to the amortization of the intangible assets related to the LTST and Sims acquisitions.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases and we see the effect of our equipment investment and replacement plan. Additionally, changes in the used tractor market could cause us to adjust residual values, increase depreciation, hold assets longer than planned, or experience increased losses on sale. Successfully executing our 2025 growth plan could also increase depreciation and amortization going forward.

Loss (gain) on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2024	2023
Loss (gain) on disposition of property and equipment, net	$1,630	$(12,585)
% of total revenue	0.1%	(1.1%)
% of freight revenue	0.2%	(1.3%)

The decrease in gain on disposition of property and equipment, net is primarily the result of the declining equipment values as a result of economic headwinds in the freight market and excess capacity challenges that continued in 2024.

For 2025 we expect gains on disposition of property and equipment to be more than those of 2024 as a result of a freight market that we expect to incrementally improve due to excess capacity that has exited the business.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2024	2023
Interest expense, net	$13,576	$7,967
% of total revenue	1.2%	0.7%
% of freight revenue	1.3%	0.8%

For the period presented, the increase in interest expense, net is primarily the result of an increase in revenue equipment installment notes as we implemented our 2024 revenue equipment replacement plan.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Year ended December 31,
(in thousands)	2024	2023
Income from equity method investment	$14,713	$21,384

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2024, our earnings resulting from our investment in TEL decreased to $14.7 million. The decrease in 2024 as compared to 2023 is the result of a reduction of gain on sale of revenue equipment. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We expect TEL's results for 2025 to remain similar to those of 2024.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2024	2023
Income tax expense	$10,576	$17,611
% of total revenue	0.9%	1.6%
% of freight revenue	1.0%	1.8%

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

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2024	2023
Revenues:
Expedited	$416,461	$423,820
Dedicated	364,414	320,287
Managed Freight	248,939	258,903
Warehousing	101,662	100,563
Total revenues	$1,131,476	$1,103,573

Operating Income:
Expedited	$22,162	$28,861
Dedicated	2,418	17,712
Managed Freight	12,282	9,388
Warehousing	7,898	2,862
Total operating income	$44,760	$58,823

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Our Expedited total revenue decreased $7.4 million, as fuel surcharge revenue decreased $10.3 million and freight revenue increased $2.9 million. The increase in Expedited freight revenue relates to a 15 (or 1.7%) average tractor increase compared to 2023, partially offset by a decrease in average freight revenue per tractor per week of 1.1%. The decrease in average freight revenue per tractor per week is the result of a 1.7%, or 3.7 cents per mile, decrease in average rate per total mile partially offset by an approximately 0.9% increase in average miles per tractor when compared to 2023. Seated team driven tractors increased approximately 1.8% to an average of 829 teams in 2024 from 815 teams in 2023.

Our Dedicated total revenue increased $44.1 million, as freight revenue increased $49.3 million and fuel surcharge revenue decreased $5.2 million. The increase in Dedicated freight revenue relates to a 133 (or 10.8%) average tractor increase and an increase in average freight revenue per tractor per week of 6.6%, compared to 2023. The increase in average freight revenue per tractor per week is the result of a 8.0%, or 21.3 cents per mile, increase in average rate per total mile, as well as 1.0% fewer miles per tractor.

Managed Freight total revenue decreased $10.0 million in 2024, compared to 2023 as a result of reduced volumes of high-margin overflow freight from both Expedited and Dedicated truckload operations and excess capacity in the marketplace impacting freight rates and volumes. Revenue in this reportable segment is expected to fluctuate with changes in the freight market and our percentage of contracted versus non-contracted freight.

The $1.1 million increase in Warehousing total revenue is a result of period-over-period new customer business as well as rate increases with existing customers in 2024.

Total operating income was $44.8 million in 2024, compared to operating income of $58.8 million in 2023. In addition to the changes in revenue described above, the change was impacted by a $59.4 million increase in Dedicated operating expenses, partially offset by a $12.9 million, $4.0 million, and $0.7 million decrease in Managed Freight, Warehouse and Expedited operating expenses, respectively.

The decrease in Expedited operating expenses was primarily due to decreases in driver and non-driver pay, resulting from averaging fewer drivers and tractors compared to 2023, and lower fuel, maintenance, and parts costs. These decreases were partially offset by increased depreciation expense as a result of our equipment trade cycle. The increase in Dedicated operating expenses was primarily the result of averaging more drivers and tractors as a result of growth within LTST, resulting in higher driver and non-driver salaries, wages, and benefits, depreciation expense from equipment purchases to support the growth, and increases in the contingent consideration liability related to LTST since 2023. These increases were partially offset by decreased fuel expense as a result of declining fuel prices.

The decrease in Managed Freight operating expenses is the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation. The decrease in Warehousing operating expenses is primarily the result of a reduction in outsourced labor since 2023. In our asset-light reportable segments, we are prioritizing long-term growth, as well as focusing on talent acquisition and technology enhancements.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $32.6 million and $15.7 million at December 31, 2024 and 2023, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.6 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2024 and December 31, 2023 we had $296.9 million and $293.5 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$233.5 million and $213.9 million in revenue equipment installment notes, respectively;

●	$17.8 million and $19.1 million in real estate notes, respectively;

●	$3.9 million and $6.1 million of the principal portion of financing lease obligations, respectively, and;

●	$41.7 million and $42.8 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to equipment acquisition to support growth in our Dedicated reportable segment. The decrease in operating and finance lease obligations was primarily due to amortization of the respective lease liability.

As of December 31, 2024, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $19.8 million, and available borrowing capacity of $90.2 million under the Credit Facility. Additionally, we had availability of a $45.0 million line of credit from Triumph Bank ("Triumph") which is available solely to fund any indemnification owed to Triumph in relation to the sale of TFS. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 10, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2024 totaled $80.8 million of expenditures as compared to $125.8 million of expenditures for the prior year. Our 2023 net capital investment included approximately $91 million invested in the fourth quarter to acquire new tractors and trailers, of which approximately $30 million was originally planned to be acquired in 2024. However, due to early availability and the ability to take advantage of certain tax incentives not available to us in 2024, we opportunistically elected to bring these purchases forward. Our baseline expectation for 2025 fleet net capital expenditures is a range of $70 million to $80 million and reflects our priorities of growing our Dedicated footprint, maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate. These assumptions are subject to risk. For example, global supply chain disruptions similar to 2021 and 2022 could impact the availability of tractors and trailers and lead to increased pricing on new and used equipment. Net losses on disposal of equipment and real estate for December 31, 2024 were $1.6 million compared to a net gain of $12.6 million in 2023, which was primarily due to a $7.6 million gain on the sale of a Tennessee terminal during 2023.

We had commitments outstanding at December 31, 2024, to acquire revenue equipment totaling approximately $114.0 million in 2024 versus commitments at December 31, 2023 of approximately $156.6 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

We distributed a total of $5.8 million to stockholders through dividends during the years ended December 31, 2024 and 2023, respectively.

We believe we have sufficient liquidity to satisfy our cash needs and will continue to evaluate the nature and extent of the potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities increased to $122.9 million in 2024, compared with $84.8 million in 2023, primarily due to increases in non-cash expenses such as depreciation and amortization and reductions to non-cash gains on sale of property and equipment compared to 2023. Changes in operating assets and liabilities such as receivables and driver advances and insurance and claims accruals provided improved cash flow partially offset by a $19.3 million decrease in net income.

Net cash flows used by investing activities were $107.7 million in 2024, compared with $235.9 million used in 2023. The decrease in net cash flows used by investing activities was primarily due to the April 2023 and the August 2023 acquisitions of LTST and Sims, respectively, for $107.9 million, net of cash acquired, partially offset by the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period, and the timing of our trade cycle whereby we took delivery of approximately 747 new tractors and 791 new trailers, while disposing of approximately 1,051 used tractors and 444 used trailers during 2024 compared to delivery of 1,242 new tractors and 1,111 new trailers, while disposing of approximately 1,235 used tractors and 634 used trailers in 2023. Additionally, the 2023 period provided $12.5 million of proceeds related to the sale of a Tennessee terminal.

Net cash flows provided by financing activities were approximately $18.1 million in 2024, compared to $84.7 million used in 2023. The change in net cash flows from financing activities was primarily the result of net proceeds relating to notes payable and our Credit Facility of $30.0 million compared to net proceeds of $129.7 million in 2023 and the repurchase of $25.4 million of shares of our Class A common stock during 2023 compared to none during 2024.

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

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2024 and 2023:

(dollars in thousands)	For the twelve months ended December 31, 2024
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,131,476	$416,461	$364,414	$248,939	$101,662
Total operating expenses	1,086,716	394,299	361,996	236,657	93,764
Operating income	$44,760	$22,162	$2,418	$12,282	$7,898
Operating ratio	96.0%	94.7%	99.3%	95.1%	92.2%

(dollars in thousands)	For the twelve months ended December 31, 2024
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,131,476	$416,461	$364,414	$248,939	$101,662
Fuel surcharge revenue	(117,535)	(69,764)	(46,627)	-	(1,144)
Freight revenue (total revenue, excluding fuel surcharge)	1,013,941	346,697	317,787	248,939	100,518

Total operating expenses	1,086,716	394,299	361,996	236,657	93,764
Adjusted for:
Fuel surcharge revenue	(117,535)	(69,764)	(46,627)	-	(1,144)
Amortization of intangibles (1)	(9,488)	(2,133)	(5,262)	(1,057)	(1,036)
Contingent consideration liability adjustment	(16,492)	-	(15,836)	(656)	-
Adjusted operating expenses	943,201	322,402	294,271	234,944	91,584
Adjusted operating income	$70,740	$24,295	$23,516	$13,995	$8,934
Adjusted operating ratio	93.0%	93.0%	92.6%	94.4%	91.1%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	For the twelve months ended December 31, 2023
GAAP Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,103,573	$423,820	$320,287	$258,903	$100,563
Total operating expenses	1,044,750	394,959	302,575	249,515	97,701
Operating income	$58,823	$28,861	$17,712	$9,388	$2,862
Operating ratio	94.7%	93.2%	94.5%	96.4%	97.2%

(dollars in thousands)	For the twelve months ended December 31, 2023
Adjusted Operating Ratio:	Combined	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$1,103,573	$423,820	$320,287	$258,903	$100,563
Fuel surcharge revenue	(133,064)	(80,041)	(51,822)	-	(1,201)
Freight revenue (total revenue, excluding fuel surcharge)	970,509	343,779	268,465	258,903	99,362

Total operating expenses	1,044,750	394,959	302,575	249,515	97,701
Adjusted for:
Fuel surcharge revenue	(133,064)	(80,041)	(51,822)	-	(1,201)
Amortization of intangibles (1)	(7,515)	(2,133)	(3,900)	(446)	(1,036)
Bad debt expense associated with customer bankruptcy and high credit risk customers	-	-	-	-	-
Strategic restructuring adjusting items:	-	-	-	-	-
Insurance policy erosion	-	-	-	-	-
Gain on disposal of terminals, net	7,627	3,928	3,699	-	-
Contingent consideration liability adjustment	(2,977)	(2,977)	-	-	-
Transaction and executive retirement	(2,158)	(1,113)	(876)	(90)	(79)
Adjusted operating expenses	906,663	312,623	249,676	248,979	95,385
Adjusted operating income	$63,846	$31,156	$18,789	$9,924	$3,977
Adjusted operating ratio	93.4%	90.9%	93.0%	96.2%	96.0%

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We performed a review of our estimates for certain subsets of revenue equipment during the quarter ended June 30, 2024 and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $6.4 million of depreciation expense during the year ended December 31, 2024. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different reportable segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

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

We completed our annual goodwill impairment test, using the qualitative test, as of October 1, 2024, for each of our reporting units. As a result of the most recent goodwill impairment analysis performed (October 1, 2024), no impairment was indicated.

We test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the cost exceeds the fair value of the finite lived intangible asset. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 17 years.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has been volatile over the last several years, with costs increasing in 2022 but decreasing in 2023 and 2024. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2023 and 2024. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last two fiscal years, located within the United States.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. As of December 31, 2024, we have no remaining fuel hedge contracts in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by approximately $0.4 million. This sensitivity analysis considers that we expect to purchase approximately 40.6 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 101.3% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2024).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016, we also entered into several interest rate swaps all of which fully matured during 2022, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the SOFR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2024 and 2023, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income into our results of operations during the next twelve months due to interest rate changes, are approximately $0.3 million. Cash settlements are presented in operating activities on the Consolidated Statements of Cash Flows. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $296.9 million of debt including operating and finance leases, we had $17.8 million of variable rate debt outstanding at December 31, 2024, which related to a real-estate note which is hedged with the interest rate swap agreement noted above at 4.2%. Our earnings would be affected by changes in these short-term interest rates, if we were to borrow under our Credit Facility or otherwise incur variable-rate obligations. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2024 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would have an immaterial impact to our consolidated results of operations. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2024 and 2023, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2024, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2024, and for each of the years in the three year period ended December 31, 2024, are set forth starting at page 51 in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

The Company's internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company's 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2024, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,412,374	(1)	$9.17	2,126,457
Equity compensation plans not approved by security holders	-		-	-
Total	2,412,374		$9.17	2,126,457

(1)

Represents unvested restricted shares and unvested stock options granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted stock awards was $19.55, which is not reflected in column (b), because restricted stock awards do not have an exercise price. The amount in column (b) represents the weighted average exercise price of the outstanding unvested stock options.

The remaining information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The remaining information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

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

(b)		Exhibits.
		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
2.1		Accounts Receivable Purchase Agreement by and between Covenant Transport Solutions, LLC and Advance Business Capital LLC, dated as of July 8, 2020 (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, filed November 3, 2020)
3.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
3.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.1		Third Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, filed July 2, 2020)
4.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.3		Description of the Registrant's Securities (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, filed February 28, 2023)
10.1	*	Form of Indemnification Agreement for Executive Officers and Directors (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 5, 2021)
10.2	*	Form of Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 2, 2024)
10.3	*	Form of Performance Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 2, 2024)
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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23		Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 5, 2021)
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2021)
10.28	*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K, filed March 5, 2021)
10.29	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.30		Account Management Agreement, Amendment to Purchase Agreement and Mutual Release, by and among Covenant Transport Solutions, LLC, Covenant Logistics Group, Inc., Triumph Bancorp, Inc., and Advance Business Capital LLC, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 3, 2020)
10.31		Draw Note in the face amount of $45.0 million by Covenant Logistics Group, Inc. and Covenant Transport Solutions, LLC with TBK Bank, SSB as Lender and Agent, dated as of September 23, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed November 3, 2020)
10.32		Nineteenth Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2022, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 5, 2022)
10.33	*	Covenant Logistics Group Supplemental Savings Plan, effective July 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2022)
10.34	*	Third Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 14, 2023 in connection with the 2023 Annual Meeting of Shareholders)
10.35	*	Retirement Agreement, by and between Joey B. Hogan and Transport Management Services, LLC, dated as of May 22, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 9, 2023)
10.36	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of May 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed August 9, 2023)
10.37	**	Stock Purchase Agreement, dated April 26, 2023, by and among Landair Holdings, Inc., Covenant Logistics Group, Inc., Lew Thompson & Son Trucking, Inc. and related entities, and the stockholders of Lew Thompson & Son Trucking, Inc. and related entities (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A, filed August 3, 2023)
10.38	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of August 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 9, 2023)
10.39	#	Twentieth Amendment to Third Amended and Restated Credit Agreement, dated as of December 24, 2024, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., Covenant Logistics Holdings, Inc., and Bank of America, N.A.
19	#	Covenant Logistics Group, Inc. Insider Trading Policy
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	#	Consent of Independent Registered Public Accounting Firm – Coulter & Justus, P.C.
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Chief Financial Officer
97	#	Covenant Logistics Group, Inc. Clawback Policy
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: February 28, 2025	By:	/s/ James S. Grant
James S. Grant
Executive Vice President and Chief Financial Officer in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 28, 2025
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ James S. Grant	February 28, 2025
James S. Grant
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ W. Matisse Long	February 28, 2025
W. Matisse Long
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	February 28, 2025
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	February 28, 2025
Rachel Parker-Hatchett
Director

/s/ Tracy L. Rosser	February 28, 2025
Tracy L. Rosser
Director

/s/ Herbert J. Schmidt	February 28, 2025
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 28, 2025
W. Miller Welborn
Director

/s/ D. Michael Kramer	February 28, 2025
D. Michael Kramer
Director

/s/ Benjamin Carson Sr.	February 28, 2025
Benjamin Carson Sr.
Director

/s/ Joey B. Hogan	February 28, 2025
Joey B. Hogan
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the Coulter & Justus, P.C., the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

We did not audit the financial statements of Transport Enterprise Leasing, LLC, the investment in which is accounted for by the equity method of accounting. The investment in Transport Enterprise Leasing, LLC was $77.405 million and $66.327 million as of December 31, 2024 and 2023, respectively, and the equity in its net income was $14.713 million  and $21.384 million for the years then ended, respectively. Those financial statements were audited by Coulter & Justus, P.C., whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Transport Enterprise Leasing, LLC, is based solely on the report of Coulter & Justus, P.C.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of Coulter & Justus, P.C. provide a reasonable basis for our opinion.

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

Our audit procedures related to this critical audit matter included the following, among others:

●

We tested the design and operating effectiveness of key controls over the accrued auto liability, including, but not limited to, controls to validate that claims were reported and recorded accurately and controls related to the review and approval of claim reserves, subsequent changes to claim reserves, and projected claim liabilities.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

Transport Enterprise Leasing, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transport Enterprise Leasing, LLC (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and changes in members’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Transport Enterprise Leasing, LLC as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

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

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

The Company recognized revenue from lease and rental agreements, which totaled $133,745,935 in 2024, based on the classification of the arrangement, as either an operating or sales-type lease. Substantially all the Company’s revenue from lease and rental agreements was derived from rental payments received on operating leases, which were recognized on a straight-line basis over the term of the lease.

The Company recognized revenue from equipment sales, which totaled $5,848,008 in 2024, when performance obligations under the terms of a contract with the customer are satisfied. Generally, this occurred when control of the equipment was transferred to the customer. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for transferring equipment.

The Company recognized shop revenue, which totaled $10,453,737 in 2024, when performance obligations under the terms of a contract with the customer were satisfied. Generally, this occurred over time as work was completed on the equipment being serviced. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for its servicing of the equipment.

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
●

For operating lease revenues and sales-type lease revenues, including selling profit or loss, we selected a sample of lease agreements from 2024 and performed certain procedures to support revenue recognition, including the following procedures:

o	Obtained and reviewed signed lease agreements and related source documents to support the contractual terms of the lease agreements.
o	Tested the Company’s identification and treatment of lease terms.
o	Recalculated 2024 revenues recorded based on the terms of the signed lease agreements and related source documents.
o

Assessed the terms of the signed lease agreements and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

●	For equipment sales revenues, we selected a sample of revenues recorded during 2024 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed sales invoices and related source documents for each unit sold to support recorded revenue amounts.
o	Tested the Company’s identification and treatment of sales terms.
o

Assessed the terms of the sales invoices and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

o	Obtained and reviewed purchase invoices and related source documents for each unit sold to support cost of sales amounts.
●	For shop revenues, we selected a sample of revenues recorded during 2024 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed service agreements and related source documents for each unit serviced to support recorded revenue amounts.
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

/s/ Coulter & Justus, P.C.

We have served as Transport Enterprise Leasing, LLC’s auditor since 2018.

Knoxville, Tennessee

February 7, 2025

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 and 2023
(In thousands, except share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$35,619	$2,294
Accounts receivable, net of allowance of $2,360 in 2024 and $2,449 in 2023	141,635	142,504
Drivers' advances and other receivables, net of allowance of $593 in 2024 and $591 in 2023	3,999	4,367
Inventory and supplies	5,648	4,848
Prepaid expenses	19,975	17,880
Assets held for sale	132	6,782
Income taxes receivable	6,499	6,739
Other short-term assets	343	531
Total current assets	213,850	185,945

Property and equipment, at cost	729,404	692,532
Less: accumulated depreciation and amortization	(204,595)	(177,877)
Net property and equipment	524,809	514,655

Goodwill	78,941	75,747
Other intangibles, net	90,126	99,615
Other assets	89,633	78,067
Noncurrent assets from discontinued operations	209	409

Total assets	$997,568	$954,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,939	$33,155
Accrued expenses	51,328	59,067
Current maturities of long-term debt	64,210	47,651
Current portion of finance lease obligations	751	781
Current portion of operating lease obligations	10,349	11,950
Current portion of insurance and claims accrual	22,700	17,687
Total current liabilities	181,277	170,291

Long-term debt	187,085	196,894
Long-term portion of finance lease obligations	3,192	5,296
Long-term portion of operating lease obligations	31,302	30,892
Insurance and claims accrual	19,134	15,746
Deferred income taxes	117,650	116,095
Other long-term liabilities	18,753	14,169
Other long-term liabilities of discontinued operations	835	1,635
Total liabilities	559,228	551,018
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,774,350 shares issued and outstanding as of December 31, 2024; and 40,000,000 authorized; 16,125,786 shares issued and 10,721,517 shares outstanding as of December 31, 2023	218	161
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding as of December 31, 2024; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of December 31, 2023	47	24
Additional paid-in-capital	158,907	155,846
Treasury stock at cost; no and 5,404,269 shares as of December 31, 2024 and December 31, 2023, respectively	-	(132,346)
Accumulated other comprehensive income	1,035	816
Retained earnings	278,133	378,919
Total stockholders' equity	438,340	403,420
Total liabilities and stockholders' equity	$997,568	$954,438

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(In thousands, except per share data)

	2024	2023	2022
Revenues
Freight revenue	$1,013,941	$970,509	$1,046,396
Fuel surcharge revenue	117,535	133,064	170,462
Total revenue	$1,131,476	$1,103,573	$1,216,858

Operating expenses:
Salaries, wages, and related expenses	423,319	400,491	402,276
Fuel expense	115,981	133,291	166,410
Operations and maintenance	61,696	63,753	79,051
Revenue equipment rentals and purchased transportation	254,302	271,893	325,624
Operating taxes and licenses	11,954	13,409	11,931
Insurance and claims	59,845	50,099	50,547
Communications and utilities	5,407	5,012	5,385
General supplies and expenses	66,053	49,444	37,762
Depreciation and amortization	86,529	69,943	57,512
Loss (gain) on disposition of property and equipment, net	1,630	(12,585)	(40,322)
Total operating expenses	1,086,716	1,044,750	1,096,176
Operating income	44,760	58,823	120,682
Interest expense, net	13,576	7,967	3,083
Income from equity method investment	(14,713)	(21,384)	(25,193)
Income from continuing operations	45,897	72,240	142,792
Income tax expense	10,576	17,611	34,860
Income from continuing operations	35,321	54,629	107,932
Income from discontinued operations, net of tax	600	600	750
Net income	$35,921	$55,229	$108,682

Basic income per share:
Income from continuing operations	$1.35	$2.09	$3.60
Income from discontinued operations	$0.02	$0.02	$0.02
Net income per basic share(1)	$1.37	$2.12	$3.62
Diluted income per share:
Income from continuing operations	$1.28	$1.97	$3.48
Income from discontinued operations	$0.02	$0.02	$0.02
Net income per diluted share	$1.30	$2.00	$3.50
Basic weighted average shares outstanding	26,307	26,096	30,012
Diluted weighted average shares outstanding	27,714	27,668	31,048

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(In thousands)

	2024	2023	2022

Net income	$ 35,921	$ 55,229	$ 108,682

Other comprehensive income (loss):

Unrealized gain on effective portion of cash flow hedges, net of tax of ($205), ($36), and ($776) in 2024, 2023, and 2022, respectively	588	103	2,254

Reclassification of cash flow hedge losses into statement of operations, net of tax of $129, $130, and ($47) in 2024, 2023, and 2022, respectively	(369)	(373)	138

Total other comprehensive income (loss)	219	(270)	2,392

Comprehensive income	$ 36,140	$ 54,959	$ 111,074

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2021	$161	$24	$149,406	($23,662)	($1,306)	$225,076	$349,699
Net income	-	-	-	-	-	108,682	108,682
Cash dividend	-	-	-	-	-	(4,287)	(4,287)
Share repurchase	-	-	-	(84,723)	-	-	(84,723)
Other comprehensive income	-	-	-	-	2,392	-	2,392
Stock-based employee compensation expense	-	-	6,587	-	-	-	6,587
Exercise of stock options	-	-	50	334	-	-	384
Issuance of restricted shares, net	-	-	(3,157)	1,551	-	-	(1,606)
Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	55,229	55,229
Cash dividend	-	-	-	-	-	(5,781)	(5,781)
Share repurchase	-	-	-	(25,430)	-	-	(25,430)
Other comprehensive loss	-	-	-	-	(270)	-	(270)
Stock-based employee compensation expense	-	-	7,100	-	-	-	7,100
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(4,182)	(610)	-	-	(4,792)
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	35,921	35,921
Cash dividend	-	-	-	-	-	(5,796)	(5,796)
Other comprehensive income	-	-	-	-	219	-	219
Stock-based employee compensation expense	-	-	3,691	-	-	-	3,691
Stock split through dividend	57	23	(80)	130,911	-	(130,911)	-
Exercise of stock options	-	-	586	1,170	-	-	1,756
Issuance of restricted shares, net	-	-	(1,136)	265	-	-	(871)
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, and 2022

(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$35,921	$55,229	$108,682
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for losses on accounts receivable	(23)	(258)	367
Reversal of gain on sales to equity method investee, net	(40)	(16)	(39)
Depreciation and amortization	86,529	69,943	57,512
Deferred income tax benefit	4,483	18,701	13,968
Income tax expense arising from restricted share vesting and stock options exercised	(1,190)	(2,226)	(526)
Stock-based compensation expense	3,691	7,100	6,587
Equity in income of affiliate	(14,713)	(21,384)	(25,193)
Return on investment in affiliated company	3,675	9,800	14,700
Gain (loss) on disposition of property and equipment	1,630	(12,585)	(40,322)
Changes in operating assets and liabilities:
Receivables and advances	2,749	(22,416)	39,465
Prepaid expenses and other assets	(3,006)	(3,997)	(3,832)
Inventory and supplies	(800)	(317)	(193)
Insurance and claims accrual	8,401	(3,542)	(5,729)
Accounts payable and accrued expenses	(4,414)	(9,191)	(6,217)
Net cash flows provided by operating activities	122,893	84,841	159,230

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,556)	(107,934)	(38,501)
Other investments	(597)	(2,204)	(241)
Acquisition of property and equipment	(152,962)	(217,607)	(100,468)
Proceeds from disposition of property and equipment	50,440	91,824	53,002
Net cash flows used by investing activities	(107,675)	(235,921)	(86,208)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	-	(216)
Cash dividend	(5,796)	(5,781)	(4,287)
Proceeds from issuance of notes payable	119,391	154,093	95,151
Proceeds from exercise of stock options	1,756	236	384
Repayments of notes payable	(74,822)	(30,390)	(11,956)
Repayments of finance lease obligations	(2,949)	(5,619)	(5,516)
Proceeds under revolving credit facility	57,421	139,837	60,226
Repayments under revolving credit facility	(69,000)	(128,258)	(60,226)
Payment of minimum tax withholdings on stock compensation	(871)	(4,792)	(1,606)
Payment of contingent liability	(7,023)	(9,187)	-
Common stock repurchased	-	(25,430)	(84,723)
Net cash flows provided by (used in) financing activities	18,107	84,709	(12,769)

Net change in cash and cash equivalents	33,325	(66,371)	60,253

Cash and cash equivalents at beginning of year	2,294	68,665	8,412
Cash and cash equivalents at end of year	$35,619	$2,294	$68,665

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$5,674	$5,319	$3,306
Income taxes	$7,268	$4,186	$16,653
Non-cash transactions during the year for:
Equipment acquired under finance leases	$815	$5,938	$458
Equipment acquired under operating leases	$13,753	$3,992	$48,515
Contingent consideration associated with acquisitions	$-	$11,802	$16,210
Non-cash debt reduction	$26,240	$-	$-
Other contingent liabilities	$(800)	$(800)	$(1,000)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, LLC, a Tennessee limited liability company; Star Transportation, LLC, a Tennessee limited liability company, each d/b/a Covenant Transport Services and Covenant Logistics; Covenant Transport Solutions, LLC, a Nevada limited liability company; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Landair Holdings, Inc., a Tennessee corporation (collectively "Landair"); Landair Transport, LLC, a Tennessee limited liability company; Landair Logistics, LLC, a Tennessee limited liability company; Landair Leasing, Inc., a Tennessee corporation; AAT Carriers, Inc., a Tennessee corporation ("AAT"), Lew Thompson & Son Trucking, LLC, an Arkansas limited liability company, Lew Thompson & Son Leasing, LLC, an Arkansas limited liability company, Lew Thompson & Son Dedicated Leasing LLC, an Arkansas limited liability company, Josh Thompson Trucking, LLC, an Arkansas limited liability company, Sims Transport Services LLC, a Georgia limited liability company, and Transport Management Services, LLC, a Tennessee limited liability company.

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

The following table summarizes our revenue by our four reportable segments, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Expedited	$416,461	$423,820	$452,713
Dedicated	364,414	320,287	362,997
Managed Freight	248,939	258,903	320,985
Warehousing	101,662	100,563	80,163
Total revenues	$1,131,476	$1,103,573	$1,216,858

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2024, 2023, and 2022.

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

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for credit losses. We recognized in-process revenue of $0.7 million, $1.1 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. We had accounts receivable, net of allowance for credit losses, of $141.6 million, $142.5 million, $119.8 million and at December 31, 2024, 2023, and 2022, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. Additionally, we are also subject to concentrations of credit risk related to deposits in banks in excess of the Federal Deposit Insurance Corporation limits. At December 31, 2024, we had $36.4 million in excess of the Federal Deposit Insurance Corporation insured limits.

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

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2024, 2023, and 2022, our top ten customers generated 45%, 44%, and 43% of total revenue, respectively. There was one customer in 2024 and 2023 and none in 2022 that accounted for more than 10% of our consolidated revenue. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 49 days and 49 days in 2024 and 2023, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for credit losses for 2024, 2023, and 2022:

Years ended December 31:	Beginning balance January 1,	(Reversal of) additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2024	$2,449	$(23)	$(66)	$2,360

2023	$2,934	$(258)	$(227)	$2,449

2022	$4,112	$367	$(1,545)	$2,934

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We performed a review of our estimates for certain subsets of revenue equipment during the quarter ended June 30, 2024 and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $6.4 million of depreciation expense during the year ended December 31, 2024. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. During the year ended  December 31, 2023, we sold a Tennessee terminal resulting in a $7.6 million gain which is included in gain on disposition of property and equipment, net in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) goodwill and (ii) intangible assets with finite lives subject to amortization. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We test intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the cost exceeds the fair value of the finite lived intangible asset.

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

Impairment of Long-Lived Assets

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. There were no impairment events during the years ended December 31, 2024, 2023, and 2022.

Accrued Expenses

Accrued expenses as of December 31, 2024, were $51.3 million of which $26.9 million related to accrued payroll and related items and $4.7 million related to accrued purchased transportation. As of December 31, 2023, accrued expenses were $59.1 million of which $25.9 million related to accrued payroll and related items and $8.4 million related to accrued purchased transportation.

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2024, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $7.0 million in excess of $3.0 million policy that runs from April 1, 2024 to April 1, 2027
●	workers' compensation - $1.5 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third-party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third-party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. We had $1.1 million and $0.8 million receivables from insurers for claims and expenses we paid on behalf of insurers at December 31, 2024 and 2023, respectively, which are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.6 million and $1.3 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2024 and 2023, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Our prior auto liability policies have sometimes included a release premium refund or commutation option that we have sometimes exercised, although we do not have either of these options in our current policies. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of other policy periods, and accordingly, no related amounts were recorded at December 31, 2024 or 2023. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million, $0.3 million, and $0.3 million in  2024, 2023, and 2022, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2024, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2024	2023	2022
Numerators:
Income from continuing operations	$35,321	$54,629	$107,932
Income from discontinued operations, net of tax	600	600	750
Net income	$35,921	$55,229	$108,682
Denominator:

Denominator for basic income per share – weighted-average shares	26,307	26,096	30,012
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	161	489	715
Equivalent shares issuable upon conversion of unvested employee stock options	1,246	1,083	321
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	27,714	27,668	31,048

Basic income per share:
Income from continuing operations	$1.35	$2.09	$3.60
Income from discontinued operations	$0.02	$0.02	$0.02
Net income per basic share(1)	$1.37	$2.12	$3.62
Diluted income per share:
Income from continuing operations	$1.28	$1.97	$3.48
Income from discontinued operations	$0.02	$0.02	$0.02
Net income per diluted share	$1.30	$2.00	$3.50

(1)	Total may not sum due to rounding.

There were no unvested shares excluded from the calculation of diluted earnings per share as the effect of any assumed exercise of the related awards would not have been anti-dilutive for the years ended December 31, 2024, 2023, and 2022. There were no, no, and 208 unvested options excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Reclassifications

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The update may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

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

Accounting Standards adopted

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU became effective for us for our annual reporting period beginning January 1, 2024, and interim reporting periods beginning January 1, 2025. Adoption of the ASU has been applied retrospectively to all prior periods presented in the financial statements. The adoption of this standard had an immaterial impact on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

As of June 30, 2020, our previously identified Factoring reportable segment was classified as discontinued operations as it: (i) was a component of the entity, (ii) met the criteria as held for sale, and (iii) had a material effect on the Company's operations and financial results. On July 8, 2020, we closed on the disposition of substantially all of the operations and assets of Transport Financial Services (“TFS”), which included substantially all of the assets and operations of our Factoring reportable segment. The sale consisted primarily of $103.3 million of net accounts receivable, which included $108.7 million of gross accounts receivable, less advances and rebates of $5.4 million.

We have reflected the former Factoring reportable segment as discontinued operations in the consolidated statements of operations for all periods presented.

The following table summarizes the results of our discontinued operations for the twelve months ended December 31, 2024, 2023, and 2022:

(in thousands)	Twelve months ended December 31,
	2024	2023	2022
Operating expenses	$-	$-	$-
(Reversal of) loss contingency	(800)	(800)	(1,000)
Operating income	800	800	1,000
Income before income taxes	800	800	1,000
Income tax expense	200	200	250
Net income from discontinued operations, net of tax	$600	$600	$750

Operating income for the years ended December 31, 2024, 2023, and 2022, relates to the gain on the reversal of our contingent loss liability in the amount of $0.8 million, $0.8 million, and $1.0 million, respectively. Reversal of contingent loss liability relates to the reduced exposure of future indemnification by the Company to Triumph Bancorp, Inc. ("Triumph") as a result of the collection of covered receivables identified in the amended purchase agreement.

The following table summarizes the major classes of assets and liabilities included as discontinued operations as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Noncurrent deferred tax asset	$209	$409
Noncurrent assets from discontinued operations	209	409
Total assets from discontinued operations	$209	$409

Current liabilities:
Noncurrent contingent liabilities	$835	$1,635
Total liabilities from discontinued operations	$835	$1,635

There was $1.7 million of operating cash outflows related to the $1.7 million payment on the indemnification obligation to Triumph for the year ended December 31, 2023 and no net cash flows related to discontinued operations for the years ended December 31, 2024 or 2022.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, including our former fuel hedges, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. There were no fuel hedge derivatives outstanding as of December 31, 2024 or 2023.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	December 31, 2024	December 31, 2023	Input Level
Interest rate swaps	$1,397	$1,101	2
Contingent consideration	$(27,794)	$(21,802)	3
Cash surrender value life insurance policies	$3,370	$2,424	2

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, LLC's ("LTST's") former shareholders based on LTST's results during the first three calendar years following closing, and up to $12.0 million of additional consideration to Sims Transport Services LLC's ("Sims") former shareholders based on Sims' results during the first four calendar years following closing. Refer to Note 8, "Acquisition of AAT Carriers, Inc.", for additional information regarding the AAT acquisition, Note 7, "Acquisition of Lew Thompson & Son Trucking, LLC", for additional information regarding the LTST acquisition and Note 6, "Acquisition of Sims Transport Services LLC", for additional information regarding the Sims acquisition.

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. There were contingent consideration payments made during the years ended December 31, 2024 and 2023 of $10.0 million and $10.0 million, respectively, based on AAT's results for the first and second post-acquisition years. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2023, $9.2 million was classified as financing cash flows and $0.8 million was classified as operating cash flows within the condensed consolidated statements of cash flows. During the year ended  December 31, 2024, the fair value of the contingent consideration increased to $27.8 million from $21.8 million at December 31, 2023. Of the $6.0 million increase $16.0 million is the result of the subsequent adjustment to fair market value partially offset by the aforementioned $10.0 million payment. During the year ended  December 31, 2023, the fair value of the contingent consideration increased to $21.8 million from $17.0 million at December 31, 2022. Of the $4.8 million increase, $10.0 million and $1.8 million relates to the initial valuation of the contingent consideration arrangements for LTST and Sims, respectively, and $3.0 million is the result of the subsequent adjustment to fair market value partially offset by the aforementioned $10.0 million payment. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2024, 2023, and 2022:

(in thousands)
	Beginning balance January 1,	Additions	Adjustments to fair market value	Payments	Ending balance December 31,
2024	$(21,802)	$-	$(15,992)	$10,000	$(27,794)
2023	$(17,023)	$(11,802)	$(2,977)	$10,000	$(21,802)
2022	$-	$(16,210)	$(813)	$-	$(17,023)

4.	STOCK-BASED COMPENSATION

Our Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the Board of Directors (the "Board"). On May 17, 2023, the stockholders, upon recommendation of the Board, approved the Third Amendment (the “Third Amendment”) to our Third Amended and Restated 2006 Omnibus Incentive Plan (the "Incentive Plan"). The Third Amendment (i) increased the number of shares of Class A common stock available for issuance under the Incentive Plan by an additional 1,150,000 shares, (ii) re-set the term of the plan to expire on May 1, 2033, and (iii) made other miscellaneous, administrative and conforming changes as necessary. The Incentive Plan includes (i) a fungible share reserve feature, under which shares subject to stock options and stock appreciation rights will be counted as one share for every share granted and shares subject to all other awards will be counted as 1.80 shares for every share granted, (ii) a double-trigger vesting requirement upon a change in control, and (iii) a maximum award granted or payable to any one participant under the Incentive Plan for a calendar year of 1,000,000 shares of Class A common stock or $4,000,000, in the event the award is paid in cash.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2024, 2,126,457 shares were available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $2.9 million, $6.5 million, and $6.0 million in 2024, 2023, and 2022, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.8 million, $0.6 million, and $0.6 million in 2024, 2023, and 2022, respectively. All the stock compensation expense recorded in 2024, 2023, and 2022 relates to restricted shares granted, other than $0.6 million, $3.9 million, and $2.2 million in 2024, 2023, and 2022, respectively, which relates to stock options. Associated with stock compensation expense was $0.4 million, $2.2 million, and $0.4 million of income tax benefit in 2024, 2023, and 2022, respectively, related to the exercise of restricted share vesting. We received $1.8 million, $0.2 million, and $0.4 million related to the exercise of stock options during 2024, 2023, and 2022. Associated with the exercise of stock options during 2024, 2023, and 2022 was $0.8 million, $0.1 million, and $0.1 million of income tax benefit, respectively. Forfeitures are recognized as they're incurred.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 33,286, 229,656, and 110,612 Class A common stock shares, which were withheld at weighted average per share prices of $26.16, $20.86, and $14.52, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2024, 2023, and 2022, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.9 million, $4.8 million, and $1.6 million in 2024, 2023, and 2022, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2024, 2023, and 2022:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2021	1,124	$9.06

Granted	310	$11.04
Vested	(446)	$9.40
Forfeited	(10)	$6.97
Unvested at December 31, 2022	978	$9.56

Granted	196	$19.36
Vested	(706)	$9.24
Forfeited	-	$-
Unvested at December 31, 2023	468	$14.60

Granted	243	$23.80
Vested	(142)	$15.14
Forfeited	(77)	$11.09
Unvested at December 31, 2024	492	$19.55

The unvested shares at  December 31, 2024 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest. Unrecognized compensation expense for outstanding shares was $6.3 million as of  December 31, 2024, which is probable to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted share awards that vested in 2024, 2023, and 2022 was approximately $2.2 million, $6.3 million, and $3.4 million respectively.

The following table summarizes our stock option activity for the fiscal year ended December 31, 2024, 2023, and 2022:

	Number of options (in thousands)	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2021	2,222	$9.00	$4.16	9.0 years	$9,382

Options granted	-	$-	$-
Options exercised	(48)	$7.89	$2.45
Options forfeited	-	$-	$-
Outstanding at December 31, 2022	2,174	$9.02	$4.20	8.0 years	$17,968

Options granted	-	$-	$-
Options exercised	(30)	$7.89	$2.45
Options forfeited	-	$-	$-
Outstanding at December 31, 2023	2,144	$9.04	$4.22	7.0 years	$29,978

Options granted	-	$-	$-
Options exercised	(223)	$7.89	$3.86
Options forfeited	-	$-	$-
Outstanding at December 31, 2024	1,921	$9.17	$4.26	6.0 years	$34,732

Exercisable at December 31, 2024	1,921	$9.17	$4.26	6.0 years	$34,732

There was no unrecognized compensation cost for outstanding options at  December 31, 2024.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2024 and 2023 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2024	2023
Revenue equipment	2 - 20	$575,726	$538,617
Communications equipment	5 - 10	6,721	5,847
Land and improvements	0 - 15	12,407	11,747
Buildings and leasehold improvements	7 - 40	97,636	104,358
Construction in-progress	-	6,404	2,968
Other	2 - 10	30,510	28,995
		$729,404	$692,532

Depreciation expense was $77.0 million, $62.4 million, and $53.2 million in 2024, 2023, and 2022, respectively. This depreciation expense excludes net losses on the sale of property and equipment totaling $1.6 million in 2024 and net gains on the sale of property and equipment totaling $12.6 million and $40.3 million in 2023 and 2022, respectively.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2024 and 2023, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $6.0 million and $7.6 million and accumulated amortization of $1.4 million and $1.2 million at December 31, 2024 and 2023, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $0.5 million, $0.7 million, and $2.3 million during 2024, 2023, and 2022, respectively. See Note 11, "Leases" for additional information about our finance and operating leases.

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

During the year ended December 31, 2024 we recognized measurement period adjustments of $1.6 million, primarily related to the deductibility of goodwill and other intangibles, which decreased goodwill from $5.1 million as of December 31, 2023 to $3.5 million as of December 31, 2024. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 9, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Sims' results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment. The amounts of revenue and earnings of Sims included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2024 are as follows:

(in thousands)	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Total revenue	$10,398	$2,924
Net income	$884	$555

7.	ACQUISITION OF LEW THOMPSON & SON TRUCKING, LLC

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

Since acquisition we recognized measurement period adjustments which increased goodwill recognized for LTST by $4.9 million, primarily related to the Section 338(h)10 election to $17.3 million as of December 31, 2024. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 9, "Goodwill and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

LTST's results have been included in the consolidated financial statements since the date of acquisition and are reported within our Dedicated reportable segment. The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2024 are as follows:

(in thousands)	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Total revenue	$126,288	$41,838
Net income	$3,337	$4,726

The following unaudited pro forma consolidated results of operations assume that the acquisition of LTST occurred as of January 1, 2022:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total revenue	$1,131,476	$1,124,492	$1,281,504
Net income	$35,921	$57,592	$121,943
Basic net income per share	$1.37	$2.21	$4.07
Diluted net income per share	$1.30	$2.08	$3.93

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

On February 9, 2022, we acquired 100% of the outstanding stock of AAT headquartered in Chattanooga, TN. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. The acquisition date fair value of the consideration transferred was $54.7 million. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Stock Purchase Agreement includes an earnout component of up to an aggregate of $20.0 million based on AAT's adjusted earnings before interest, taxes, depreciation, and amortization reported for the first and second years following closing. The total purchase price, including the earnout achieved, was $57.0 million.

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

AAT’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Expedited reportable segment. The amounts of revenue and earnings of AAT included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2024 are as follows:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total revenue	$33,139	$37,621	$33,061
Net income	$5,173	$10,679	$13,263

9.	GOODWILL, INTANGIBLES AND OTHER ASSETS

The Landair trade name has a residual value of $0.5 million.

Amortization expense of $9.5 million, $7.5 million, and $4.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, was included in depreciation and amortization in the consolidated statements of operations.

A summary of other intangible assets, by reportable segment as of  December 31, 2024 and 2023 is as follows:

(in thousands)	December 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$4,502	$(2,479)	$2,023
Managed Freight	1,089	(910)	179
Warehousing	999	(885)	114
Total trade name	6,590	(4,274)	2,316	98
Non-Compete agreement:
Dedicated	4,670	(1,946)	2,724
Managed Freight	380	(127)	253
Total non-compete agreement	5,050	(2,073)	2,977	28
Customer relationships:
Dedicated	60,172	(12,142)	48,030
Managed Freight	7,312	(1,987)	5,325
Warehousing	12,436	(6,736)	5,700
Total customer relationships:	79,920	(20,865)	59,055	149
Credentialing:
Expedited	32,000	(6,222)	25,778
Total credentialing	32,000	(6,222)	25,778	145
Total other intangible assets	$123,560	$(33,434)	$90,126	142

(in thousands)	December 31, 2023
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$4,502	$(2,269)	$2,233
Managed Freight	1,089	(891)	198
Warehousing	999	(885)	114
Total trade name	6,590	(4,045)	2,545	110
Non-Compete agreement:
Dedicated	4,670	(778)	3,892
Managed Freight	380	(32)	348
Warehousing	-	-	-
Total non-compete agreement	5,050	(810)	4,240	40
Customer relationships:
Dedicated	60,172	(8,258)	51,914
Managed Freight	7,312	(1,043)	6,269
Warehousing	12,436	(5,700)	6,736
Total customer relationships	79,920	(15,001)	64,919	159
Credentialing:
Expedited	32,000	(4,089)	27,911	157
Total credentialing	32,000	(4,089)	27,911
Total other intangible assets	$123,560	$(23,945)	$99,615	151

The above finite-lived intangible assets have a weighted average remaining life of 142 months and 151 months as of  December 31, 2024 and 2023, respectively.

The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2025	$9,488
2026	9,488
2027	8,678
2028	8,220
2029	8,208
Thereafter	45,544

The assignment of goodwill and intangible assets to our reportable segments was complete as of December 31, 2024. The carrying amount of goodwill was $78.9 million at  December 31, 2024, compared to $75.7 million at December 31, 2023. A summary of the changes in carrying amount of goodwill by reportable segment is as follows:

(in thousands)	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2023	$15,699	$27,767	$10,531	$21,750
Post-acquisition goodwill adjustments	-	4,808	(1,614)	-
Balance at December 31, 2024	$15,699	$32,575	$8,917	$21,750

A summary of other assets as of December 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Investment in TEL	$77,405	$66,327
Other long-term receivables	3,163	4,664
Other assets, net	9,065	7,076
Total other assets, net	$89,633	$78,067

Other long-term receivables primarily represents amounts related to extended warranties purchased on our revenue equipment on our consolidated balance sheet as of December 31, 2024, and 2023, as well as amounts recorded as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet as of December 31, 2024 and 2023, for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2024. We may elect to perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. As a result of the most recent goodwill impairment analysis performed ( October 1, 2024), the Company determined that it was not more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. No such events were identified as of December 31, 2024.

10.	DEBT

Current and long-term debt and lease obligations consisted of the following at December 31, 2024 and 2023:

(in thousands)	December 31, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$11,579
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.4% at December 31, 2024, and 5.2% December 31, 2023, due in monthly installments with final maturities at various dates ranging from February 2028 to March 2029, secured by related revenue equipment	62,860	170,629	46,357	167,509
Real estate notes; interest rate of 6.3% at December 31, 2024 and 7.1% at December 31, 2023 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,350	16,456	1,294	17,806
Total debt	64,210	187,085	47,651	196,894
Principal portion of finance lease obligations, secured by related revenue equipment	751	3,192	781	5,296
Principal portion of operating lease obligations, secured by related equipment	10,349	31,302	11,950	30,892
Total debt and lease obligations	$75,310	221,579	$60,382	$233,082

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $65.0 million. We had no borrowings outstanding under the Credit Facility as of December 31, 2024, undrawn letters of credit outstanding of approximately $19.8 million, and available borrowing capacity of $90.2 million. Based on availability as of December 31, 2024 and 2023, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2028 to  March 2029. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $28.6 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2025, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

As of December 31, 2024, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 11 are as follows:

(in thousands)
2025	$64,210
2026	53,372
2027	47,596
2028	70,568
2029	4,323
Thereafter	11,226

11.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2024 terminate in  May 2025 through  November 2033 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended December 31, 2024, 2023, and 2022 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Finance lease cost:
Amortization of right-of-use assets	$491	$689	$2,314
Interest on lease liabilities	818	510	377
Operating lease cost	14,350	18,296	20,538
Short-term lease cost	4,117	7,514	13,625
Variable lease cost	266	1,024	232
Total lease cost	$20,042	$28,033	$37,086

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$818	$510	$377
Operating cash flows from operating leases	$11,222	$13,965	$17,114
Financing cash flows from finance leases	$2,949	$5,619	$5,516
Right-of-use assets obtained in exchange for new finance lease liabilities	$815	$5,938	$458
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,753	$3,992	$48,515
Weighted-average remaining lease term—finance leases	4.8 years	3.8 years	5.7 years
Weighted-average remaining lease term—operating leases	4.4 years	4.6 years	4.6 years
Weighted-average discount rate—finance leases	12.7%	13.2%	5.1%
Weighted-average discount rate—operating leases	8.7%	10.1%	9.1%

At  December 31, 2024 and 2023, right-of-use assets of $40.0 million and $41.2 million for operating leases, respectively, and $4.6 million and $6.4 million for finance leases, are included in net property and equipment in our consolidated balance sheets. During the year ended December 31, 2022, we recognized $7.5 million of expense related to the early abandonment and disposal charges related to revenue equipment held under operating leases as the equipment was a source of significant operational headwinds throughout the year due to poor fuel economy, unusually high maintenance costs, and elevated downtime. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2024, summarized as follows by lease category:

(in thousands)	Operating	Finance
2025	$13,083	$1,214
2026	11,560	1,212
2027	10,386	1,212
2028	5,944	930
2029	3,623	340
Thereafter	4,562	527
Total minimum lease payments	$49,158	$5,435
Less: amount representing interest	(7,507)	(1,492)
Present value of minimum lease payments	$41,651	$3,943
Less: current portion	(10,349)	(751)
Lease obligations, long-term	$31,302	$3,192

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2024	2023	2022
Revenue equipment rentals	$5,390	$12,735	$26,478
Building and lot rentals	12,816	13,721	7,567
Other equipment rentals	527	378	350
Total rental expense	$18,733	$26,834	$34,395

12.	INCOME TAXES

Income tax expense for the years ended December 31, 2024, 2023, and 2022 is comprised of:

(in thousands)	2024	2023	2022
Federal, current	$6,332	$(1,132)	$16,123
Federal, deferred	2,731	16,624	12,774
State, current	2,078	2,575	5,136
State, deferred	(596)	(456)	827
Income tax expense	$10,545	$17,611	$34,860

Income tax expense for the years ended December 31, 2024, 2023, and 2022 is summarized below:

(in thousands)	2024	2023	2022
Computed "expected" income tax expense	$9,631	$15,170	$29,986
State income taxes, net of federal income tax effect	1,165	1,674	4,711
Per diem allowances	852	862	-
Tax contingency accruals	-	(287)	(230)
Tax credits	(496)	(329)	(379)
Excess tax benefits on share-based compensation	(975)	(1,811)	(446)
Change in prior year estimates	(398)	8	(145)
Executive compensation disallowance	1,068	2,370	1,778
Other, net	(302)	(46)	(415)
Income tax expense	$10,545	$17,611	$34,860

The amount of income tax expense allocated to discontinued operations for TFS is $0.2 million for the years ended December 31, 2024 and 2023, and 2022, respectively.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2024, 2023, and 2022, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which are the effects of the per diem pay structure for drivers, executive compensation disallowance, and excess tax benefits on share-based compensation. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and benefits are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Insurance and claims	$9,943	$7,958
Net operating loss carryovers	4,756	14,550
Tax credits	487	347
Leased liability	10,640	10,796
Finance lease obligation	906	1,416
State bonus	3,205	6,760
Accrued bonus	3,146	3,198
Intangibles	1,394	727
Other	3,055	4,195
Total gross deferred tax assets	37,532	49,947
Valuation allowance	(42)	-
Total deferred tax assets, net of valuation allowance	37,490	49,947

Deferred tax liabilities:
Property and equipment	(91,226)	(96,208)
Investment in partnership	(48,447)	(50,613)
ROU Asset- leases	(10,203)	(10,371)
Intangibles	-	(4,088)
Other	(343)	(563)
Prepaid expenses	(4,921)	(4,199)
Total deferred tax liabilities	(155,140)	(166,042)

Net deferred tax liability	$(117,650)	$(116,095)

The net deferred tax liability of $117.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially offset by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. The Company concluded that there is sufficient positive evidence to recognize existing deferred tax assets, with the exception of an immaterial amount of state attributes that are deemed unrealizable based on the timing of expiration and limited apportionable income.

As of December 31, 2024, we had less than $0.1 million of liability recorded for unrecognized tax benefits, which includes interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2023, we had a $0.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of less than $0.1 million. As of December 31, 2022, we had a $0.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of less than $0.1 million. Interest and penalties recognized for uncertain tax positions provided for de minimus expense in 2024, 2023, and 2022.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance as of January 1,	$105	$392	$596
Decreases related to lapsing of statute of limitations	(105)	(287)	(204)
Balance as of December 31,	$-	$105	$392

If recognized, approximately $0.0 million, $0.1 million, and $0.4 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2024, 2023, and 2022, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2021 through 2023 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. We do not anticipate total unrecognized tax benefits to materially change in the next twelve months.

We have $46.4 million of federal net operating loss offsetting current tax in 2024 with no federal net operating losses remaining. Our state net operating loss carryforwards and state tax credits of $99.4 million and $0.6 million, respectively, expire beginning in 2024 and 2029 based on jurisdiction.

The American Rescue Plan Act of 2021 (the "ARPA") includes several provisions meant to stimulate the U.S. economy. Of relevance to the Company, ARPA extended the reach of IRC Section 162(m) to include compensation paid to the eight highest-paid individuals other than the chief executive officer and chief financial officer (rather than the three highest), however, this change is not effective until 2027. There is no material impact to the financial statements at this time.

We do not anticipate the Inflation Reduction Act (the "IRA") will have a significant impact on income tax expense or on other taxes. One of the most impactful provisions of the IRA includes the establishment of a Corporate Alternative Minimum Tax ("CAMT"). However, this tax only applies to corporations with three-year average earnings in excess of $1.0 billion. We will continue to monitor the CAMT each year to determine if we will become an applicable corporation. Additionally, the IRA enacted an excise tax on stock buybacks, which imposes a 1% tax on stock buybacks, subject to netting provisions regarding stock awarded to employees as part of their compensation. We do not currently have an active buyback program, but will continue to monitor IRS guidance and regulations on how the buyback tax will be imposed and administered.

On May 11, 2023, the Tennessee Works Act was signed into law by Governor Lee. The most impactful change for the Company was the phase-in of a single-sales factor apportionment formula for the logistics and leasing companies that file in Tennessee. The motor carriers already apply a single-sales factor. This resulted in the Company recording a $1.2 million benefit during 2023 related to revaluing our deferred tax balances for this change. The original 2023 estimate was updated based on 2024 results and refined apportionment calculations. The revision had minimal effect on the overall deferred tax balance at December 31, 2024.

The Organization for Economic Co-operation and Development ("OECD") has released the Base Erosion and Profit Shifting framework 2.0 ("Pillar Two") to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. As of December 31, 2024, we have no recorded effects for Pillar Two due to our operational jurisdiction being wholly domestic. The United States has not yet enacted legislation to adopt Pillar Two. We will continue to monitor the impact of this legislation going forward.

13.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent, similarly, we are generally restricted from transferring our interests in TEL, other than to certain permitted transferees, without their consent. There are no third-party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the year ended December 31, 2024 we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. For the years ended December 31, 2023 and 2022 we sold no tractors and trailers to TEL. We received $1.1 million, $0.9 million, and $0.8 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We purchased equipment from TEL for $0.6 million, $4.1 million, and none in 2024, 2023, and 2022, respectively. Additionally, we paid $1.8 million, $6.8 million, and $6.1 million to TEL for leases of revenue equipment and maintenance in 2024, 2023, and 2022, respectively. We had operating lease liabilities with TEL of $10.1 million and $4.1 million at December 31, 2024 and 2023, respectively, for revenue equipment leased from TEL. We recorded net reversal of gains of less than $0.1 million for the years ended  December 31, 2024, 2023, and 2022, representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third-party. Deferred gains totaling $0.2 million at December 31, 2024 and 2023, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $14.7 million in 2024, $21.4 million in 2023, and $25.2 million in 2022. We received an equity distribution from TEL for $3.7 million, $9.8 million, and $14.7 million in 2024, 2023, and 2022, respectively, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable and payable from TEL and investment in TEL as of  December 31, 2024 and 2023, are as follows:

Description:	Balance Sheet Line Item:	2024	2023
Accounts receivable from TEL	Driver advances and other receivables	$-	$37
Accounts payable to TEL	Accrued expenses	$275	$460
Investment in TEL	Other assets	$77,405	$66,327

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

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2024	2023
Current Assets	$84,677	$74,154
Non-current Assets	575,786	518,870
Current Liabilities	131,137	119,620
Non-current Liabilities	378,933	347,121
Total Equity	$150,393	$126,283

(in thousands)	As of the years ended December 31,
	2024	2023	2022
Revenue	$150,538	$151,207	$149,347
Cost of Sales	11,467	14,768	28,815
Operating Expenses	89,575	79,596	60,861
Operating Income	49,496	56,843	59,671
Net Income	$31,610	$43,107	$51,907

14.	EMPLOYEE BENEFIT PLANS

Deferred Profit Sharing Employee Benefit Plan

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board. We made contributions of $2.1 million, $2.2 million, and $1.9 million in 2024, 2023, and 2022, respectively, to the profit sharing and savings plan.

Nonqualified Deferred Compensation Plan

The Supplemental Savings Plan (the "SSP") is our nonqualified deferred compensation plan started during 2022 for the benefit of eligible key managerial employees whose contributions to our deferred profit sharing and savings plan are limited because of IRS regulations affecting highly compensated employees. Under the terms of the SSP, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2024 and 2023, there were 17 and 15 active participants in the SSP, respectively. We may make discretionary contributions as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the SSP. The accumulated benefit obligation was $3.5 million and $2.4 million as of December 31, 2024 and 2023, respectively, and is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies with the intent to fund the future liability. The aggregate market value of the life insurance policies was $3.4 million and $2.4 million as of December 31, 2024 and 2023, respectively, and was included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2024	2023
Accumulated benefit obligation	$3,541	$2,360
Aggregate market value	$3,370	$2,424

15.	RELATED PARTY TRANSACTIONS

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

We had $19.8 million and $21.8 million of outstanding and undrawn letters of credit as of December 31, 2024 and 2023, respectively. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the sale of TFS. As of December 31, 2024, the remaining contingent liability was $0.8 million.

We had commitments outstanding at December 31, 2024, to acquire revenue equipment totaling approximately $114.0 million versus commitments at December 31, 2023 of approximately $121.9 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits.

17.	SEGMENT INFORMATION

Our four reportable segments are (i) Expedited, (ii) Dedicated, (iii) Managed Freight, and (iv) Warehousing. Refer to Note 1, for a description of each of our reportable segments.

The Company's chief operating decision maker, the Chief Executive Officer, evaluates the operating results through reportable segment operating income, which includes certain corporate overhead allocations directly attributable to each of the segments. We do not report our intersegment revenues by segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.

Each segment uses certain shared infrastructure and each segment is presented with its direct costs and an allocation of shared overhead costs. Insurance and claims expense is charged to the segments based on their historic claims experience and an allocation of current insurance premiums.

The chief operating decision maker uses operating income for each segment in the annual budget and strategic planning process. The chief operating decision maker considers budget-to-actual variances on a quarterly basis as well as month-over-month variances when making decisions about the allocation of operating and capital resources to each segment. The chief operating decision maker also uses segment operating income for evaluating pricing strategy, to assess the performance of each segment by comparing the results of each segment with one another, and in determining the compensation of certain employees.

The following tables summarize our reportable segment information as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for 2024, 2023, and 2022:

(in thousands)
Year Ended December 31, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$346,697	$317,787	$248,939	$100,518	$1,013,941
Fuel surcharge revenue(1)	69,764	46,627	-	1,144	117,535
Total revenue	$416,461	$364,414	$248,939	$101,662	$1,131,476

Operating expenses:
Salaries, wages, and related expenses	136,453	141,051	9,180	46,299
Fuel expense	64,661	50,063	-	1,473
Operations and maintenance	39,651	36,983	1,421	5,419
Revenue equipment rentals and purchased transportation	65,594	29,890	209,236	4,864
Operating taxes and licenses	1,498	1,648	45	2,351
Insurance and claims	26,321	15,882	913	792
Communications and utilities	2	459	40	882
General supplies and expenses	987	2,243	3,041	16,816
Depreciation and amortization	23	12,238	84	1,759
Gain on disposition of property and equipment, net	-	(107)	-	-
Total allocated overhead	35,465	40,750	11,788	10,640
Segment operating expenses	370,655	331,100	235,748	91,295	1,028,798
Segment operating income	$45,806	$33,314	$13,191	$10,367	$102,678
Other operating loss (2)					(57,918)
Total consolidated operating income					$44,760

(in thousands)
Year Ended December 31, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$343,779	$268,465	$258,903	$99,362	$970,509
Fuel surcharge revenue(1)	80,041	51,822	-	1,201	133,064
Total revenue	$423,820	$320,287	$258,903	$100,563	$1,103,573

Operating expenses:
Salaries, wages, and related expenses	138,897	116,383	8,534	49,495
Fuel expense	75,671	55,686	-	1,544
Operations and maintenance	45,836	32,061	1,228	5,658
Revenue equipment rentals and purchased transportation	55,064	30,492	221,535	5,974
Operating taxes and licenses	1,679	927	45	2,107
Insurance and claims	25,500	14,929	2,812	1,699
Communications and utilities	65	272	9	927
General supplies and expenses	1,072	2,173	2,282	17,141
Depreciation and amortization	2,074	5,187	388	765
Gain on disposition of property and equipment, net	(17)	(94)	-	-
Total allocated overhead	32,969	35,805	11,617	9,467
Segment operating expenses	378,810	293,821	248,450	94,777	1,015,858
Segment operating income	$45,010	$26,466	$10,453	$5,786	$87,715
Other operating loss (2)					(28,892)
Total consolidated operating income					$58,823

(in thousands)
Year Ended December 31, 2022	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$355,360	$291,199	$320,985	$78,852	$1,046,396
Fuel surcharge revenue(1)	97,353	71,798	-	1,311	170,462
Total revenue	$452,713	$362,997	$320,985	$80,163	$1,216,858

Operating expenses:
Salaries, wages, and related expenses	139,950	126,625	10,671	44,553
Fuel expense	88,574	76,254	9	1,660
Operations and maintenance	46,747	37,416	207	3,620
Revenue equipment rentals and purchased transportation	52,122	45,606	259,177	4,711
Operating taxes and licenses	1,474	564	41	956
Insurance and claims	23,069	20,867	1,712	865
Communications and utilities	140	172	9	399
General supplies and expenses	783	1,791	1,916	10,212
Depreciation and amortization	895	22	71	672
Gain on disposition of property and equipment, net	230	67	35	19
Total allocated overhead	34,286	30,624	8,564	8,169
Segment operating expenses	388,270	340,008	282,412	75,836	1,086,526
Segment operating income	$64,443	$22,989	$38,573	$4,327	$130,332
Other operating loss (2)					(9,650)
Total consolidated operating income					$120,682

(1)	The chief operating decision maker does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The chief operating decision maker uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other operating loss is attributable to unallocated corporate expenses.

Balance sheet data by reportable segment is not maintained by the Company.

18.	EQUITY

On December 31, 2024, after market close, the Company effected a 2 for 1 forward split on its Class A common stock and Class B common stock outstanding in the form of a stock dividend, under which each stockholder of the Company's Class A common stock on that date received one additional share of the Company’s $0.01 par value Class A common stock for every one share owned and each stockholder of the Company's Class B common stock on that date received one additional share of the Company’s $0.01 par value Class B common stock for every one share owned. All share and per share amounts presented in this Annual Report on Form 10-K, including with respect to dividends and in the financial statement and notes hereto have been adjusted for the stock split, except for the share amounts presented in the stockholders' equity section of our consolidated balance sheets.

On May 18, 2022, our Board approved a new stock repurchase authorization of up to $75.0 million of our Class A common stock, with any remaining amount available under prior authorizations being excluded and no longer available. Under such authorization, we repurchased 4.1 million shares of our Class A common stock for $57.5 million through January 30, 2023. On January 30, 2023, the Board approved an amendment to the Company's stock repurchase program authorizing the purchase of up to an aggregate $55.0 million of our Class A common stock. The amendment added an incremental approximately $37.5 million to the approximately $17.5 million that was then-remaining under the program. Between May 2022 and April 2023, we repurchased a total of 5.4 million shares of our Class A common stock. The program expired on January 31, 2024.

On January 26, 2022, our Board declared a cash dividend of $0.03125 per share, which was paid on March 25, 2022, to stockholders of record on March 4, 2022. On May 18, 2022, our Board declared a cash dividend of $0.03125 per share, which was paid on June 24, 2022, to stockholders of record on June 3, 2022. On August 17, 2022, our Board declared a cash dividend of $0.04 per share which was paid on September 30, 2022, to stockholders of record on September 2, 2022. On February 15, 2023, our Board declared a cash dividend of $0.055 per share, which was paid on March 31, 2023, to stockholders of record on March 3, 2023. On May 17, 2023, our Board declared a cash dividend of $0.055 per share which was paid on June 30, 2023, to stockholders of record on June 2, 2023. On August 16, 2023, our Board declared a cash dividend of $0.055 per share which was paid on September 29, 2023, to stockholders of record on September 1, 2023. On November 15, 2023, our Board declared a cash dividend of $0.055 per share which was paid on December 29, 2023, to stockholders of record on December 1, 2023. On February 13, 2024, our Board declared a cash dividend of $0.055 per share which was paid on March 29, 2024, to stockholders of record on March 1, 2024. On May 15, 2024, our Board declared a cash dividend of $0.055 per share which was paid on June 28, 2024, to stockholders of record on June 7, 2024. On August 14, 2024, our Board declared a cash dividend of $0.055 per share which was paid on September 27, 2024, to stockholders of record on September 6, 2024. On November 21, 2024, our Board declared a cash dividend of $0.055 per share which was paid on December 27, 2024, to stockholders of record on December 6, 2024.

19.	SUBSEQUENT EVENTS

On February 10, 2025, our Board approved a quarterly cash dividend program of $0.07 per share, subject to quarterly approval by our Board. Our Board has approved the dividend, which will be for stockholders of record as of March 7, 2025, and payable on March 28, 2025.