Form 10-Q
period 2025-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2025-05-07
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2025).

Class A Common Stock, $.01 par value: 21,855,878 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,239	$35,619
Accounts receivable, net of allowance of $2,288 in 2025 and $2,360 in 2024	141,056	141,635
Drivers' advances and other receivables, net of allowance of $584 in 2025 and $593 in 2024	4,027	3,999
Inventory and supplies	5,496	5,648
Prepaid expenses	14,706	19,975
Assets held for sale	2,927	132
Income taxes receivable	-	6,499
Other short-term assets	323	343
Total current assets	179,774	213,850

Property and equipment, at cost	738,766	729,404
Less: accumulated depreciation and amortization	(216,853)	(204,595)
Net property and equipment	521,913	524,809

Goodwill	78,941	78,941
Other intangibles, net	98,157	90,126
Other assets, net	101,184	89,633
Noncurrent assets of discontinued operations	-	209
Total assets	$979,969	$997,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,903	$31,939
Accrued expenses	47,272	51,328
Current maturities of long-term debt	50,543	64,210
Current portion of finance lease obligations	772	751
Current portion of operating lease obligations	10,598	10,349
Current portion of insurance and claims accrual	23,215	22,700
Total current liabilities	164,303	181,277

Long-term debt	182,349	187,085
Long-term portion of finance lease obligations	2,991	3,192
Long-term portion of operating lease obligations	30,919	31,302
Insurance and claims accrual	27,862	19,134
Deferred income taxes	114,413	117,650
Other long-term liabilities	13,488	19,588
Total liabilities	536,325	559,228
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued outstanding as of March 31, 2025; and 21,774,350 shares issued and outstanding as of December 31, 2024	219	218
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	159,758	158,907
Accumulated other comprehensive income	782	1,035
Retained earnings	282,838	278,133
Total stockholders' equity	443,644	438,340
Total liabilities and stockholders' equity	$979,969	$997,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2025 and 2024

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2025	2024
Revenues
Freight revenue	$243,219	$247,685
Fuel surcharge revenue	26,136	31,078
Total revenue	$269,355	$278,763

Operating expenses:
Salaries, wages, and related expenses	$104,952	$100,335
Fuel expense	28,168	30,952
Operations and maintenance	15,750	13,596
Revenue equipment rentals and purchased transportation	56,805	66,751
Operating taxes and licenses	3,586	3,361
Insurance and claims	15,283	15,390
Communications and utilities	1,468	1,403
General supplies and expenses	13,595	20,830
Depreciation and amortization	21,795	21,108
Loss on disposition of property and equipment, net	326	702
Total operating expenses	261,728	274,428
Operating income	7,627	4,335
Interest expense, net	2,857	3,338
Income from equity method investment	(3,776)	(3,676)
Income before income taxes	8,546	4,673
Income tax expense	1,983	849
Income from continuing operations, net of tax	6,563	3,824
Income from discontinued operations, net of tax	-	150
Net income	$6,563	$3,974

Basic income per share: (1)
Income from continuing operations	$0.25	$0.15
Income from discontinued operations	-	0.01
Net income per share	$0.25	$0.15
Diluted income per share: (1)
Income from continuing operations	$0.24	$0.14
Income from discontinued operations	-	0.01
Net income per share	$0.24	$0.14
Basic weighted average shares outstanding	26,538	26,174
Diluted weighted average shares outstanding	27,877	27,600

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three months ended March 31, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$6,563	$3,974

Other comprehensive income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $67 in 2025 and ($126) in 2024, respectively	(193)	359
Reclassification of cash flow hedge gains into statement of operations, net of tax of $21 in 2025 and $35 in 2024, respectively	(60)	(99)
Total other comprehensive (loss) income	(253)	260

Comprehensive income	$6,310	$4,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2025 and 2024

(Unaudited and in thousands)

	For the Three Months Ended
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$1,035	$278,133	$438,340
Net income	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	(1,858)	(1,858)
Other comprehensive income	-	-	-	(253)	-	(253)
Stock-based employee compensation expense	-	-	1,011	-	-	1,011
Exercise of stock options	1	-	399	-	-	400
Issuance of restricted shares, net	-	-	(559)	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$782	$282,838	$443,644

	For the Three Months Ended
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,443)	(1,443)
Other comprehensive loss	-	-	-	-	260	-	260
Exercise of stock options	-	-	150	278	-	-	428
Stock-based employee compensation expense	-	-	947	-	-	-	947
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$6,563	$3,974
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of gain on sales to equity method investee	-	(3)
Depreciation and amortization	21,795	21,108
Deferred income tax expense	(2,652)	(5,259)
Income tax expense arising from restricted share vesting and stock options exercised	(288)	(333)
Stock-based compensation expense	1,011	947
Income from equity method investment	(3,776)	(3,676)
Loss on disposition of property and equipment	526	702
Changes in operating assets and liabilities:
Receivables and advances	(470)	3,812
Prepaid expenses and other assets	4,832	3,946
Inventory and supplies	152	(279)
Insurance and claims accrual	9,243	5,310
Accounts payable and accrued expenses	(12,106)	(8,548)
Net cash flows provided by operating activities	24,830	21,701

Cash flows used by investing activities:
Acquisition, net of cash acquired	-	(4,556)
Other investments	(137)	(156)
Purchase of property and equipment	(33,425)	(48,362)
Proceeds from disposition of property and equipment	9,482	9,593
Net cash flows used by investing activities	(24,080)	(43,481)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	918
Cash dividend	(1,858)	(1,443)
Proceeds from notes payable	23,588	52,179
Repayments of notes payable	(41,991)	(10,540)
Repayments of finance lease obligations	(180)	(162)
Proceeds under revolving credit facility	124	14,550
Repayments under revolving credit facility and draw note	(124)	(26,130)
Payment of contingent consideration liability	(4,530)	(7,023)
Proceeds from exercise of stock options	400	428
Payment of minimum tax withholdings on stock compensation	(559)	(339)
Net cash flows (used in) provided by financing activities	(25,130)	22,438

Net change in cash and cash equivalents	(24,380)	658

Cash and cash equivalents at beginning of period	35,619	2,294
Cash and cash equivalents at end of period	$11,239	$2,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Logistics Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2024, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the utilization profile of the equipment associated with its reportable segment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.

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

In  December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after  December 15, 2024. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2025	2024
Numerators:
Income from continuing operations	$6,563	$3,824
Income from discontinued operations	-	150
Net income	$6,563	$3,974
Denominator:
Denominator for basic income per share – weighted-average shares	26,538	26,174
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	129	158
Equivalent shares issuable upon conversion of unvested employee stock options	1,210	1,268
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	27,877	27,600

Basic income per share(1):
Income from continuing operations	$0.25	$0.15
Income from discontinued operations	-	0.01
Net income per share	$0.25	$0.15
Diluted income per share: (1)
Income from continuing operations	$0.24	$0.14
Income from discontinued operations	-	0.01
Net income per share	$0.24	$0.14
(1)	Total may not sum due to rounding.

There were no unvested shares or unvested options excluded from the calculation of diluted earnings per share as the effect of any assumed exercise of the related awards would have been anti-dilutive for the three months ended March 31, 2025 and 2024.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	March 31, 2025	December 31, 2024	Input Level
Interest rate swaps	1,056	1,397	2
Contingent consideration	(21,004)	(27,794)	3
Cash surrender value life insurance policies	3,507	3,370	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2025, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT Carriers, Inc.'s ("AAT's") former shareholders based on AAT's results during the first two post-acquisition years, of which the final installment was made during 2024, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, Inc.'s ("LTST's") former shareholders based on LTST's results during the first three calendar years following closing, up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former shareholders based on Sims' results during the first four calendar years following closing, and up to $5.0 million of additional consideration to the seller of the assets of a small, multi-stop distribution carrier we acquired in February 2025 (the "Asset Acquisition").

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. There were contingent consideration payments made during the three months ended March 31, 2025 and 2024 of $12.5 million based on LTST's results for the first calendar year following closing and $10.0 million based on AAT's results for the second post-acquisition year, respectively. Of the $12.5 million paid for the contingent consideration liability during 2025, $4.5 million was classified as financing cash flows and $8.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased $0.7 million and $8.1 million related to a change in the fair value for the LTST contingent consideration for the three months ended March 31, 2025 and 2024, respectively. Additionally, contingent consideration increased $5.0 million for the three months ended March 31, 2025 as a result of the Asset Acquisition. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2025:

	December 31, 2024	Additions	Adjustments to fair market value	Payments	March 31, 2025
Contingent consideration	$(27,794)	$5,000	$(710)	$12,500	$(21,004)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The Company's chief operating decision maker ("CODM"), the Chief Executive Officer, evaluates the operating results through reportable segment operating income, which includes certain corporate overhead allocations directly attributable to each of the segments. We do not report our intersegment revenues by segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.

Each segment uses certain shared infrastructure and each segment is presented with its direct costs and an allocation of shared overhead costs. Insurance and claims expense is charged to the segments based on their historic claims experience and an allocation of current insurance premiums.

The CODM uses operating income for each segment in the annual budget and strategic planning process. The CODM considers budget-to-actual variances on a quarterly basis as well as month-over-month variances when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment operating income for evaluating pricing strategy, to assess the performance of each segment by comparing the results of each segment with one another, and in determining the compensation of certain employees.

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three months ended March 31, 2025 and 2024:

(in thousands)
Year Ended March 31, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$80,249	$82,080	$56,850	$24,040	$243,219
Fuel surcharge revenue(1)	14,444	11,529	-	163	26,136
Total revenue	$94,693	$93,609	$56,850	$24,203	$269,355

Operating expenses:
Salaries, wages, and related expenses	31,489	39,359	2,277	11,428
Fuel expense	14,934	13,086	-	175
Operations and maintenance	10,843	10,614	(57)	1,150
Revenue equipment rentals and purchased transportation	16,561	8,343	47,631	1,077
Operating taxes and licenses	336	608	57	790
Insurance and claims	6,574	4,993	132	207
Communications and utilities	-	163	10	241
General supplies and expenses	244	503	790	4,404
Depreciation and amortization	3	4,067	22	481
Gain on disposition of property and equipment, net	-	82	-	-
Total allocated overhead	8,118	9,706	2,447	2,408
Segment operating expenses	89,102	91,524	53,309	22,361	256,296
Segment operating income	$5,591	$2,085	$3,541	$1,842	$13,059
Other operating loss (2)					(5,432)
Total consolidated operating income					$7,627

(in thousands)
Year Ended March 31, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$86,600	$72,595	$62,917	$25,573	$247,685
Fuel surcharge revenue(1)	18,871	11,887	-	320	31,078
Total revenue	$105,471	$84,482	$62,917	$25,893	$278,763

Operating expenses:
Salaries, wages, and related expenses	34,787	31,494	1,976	12,119
Fuel expense	17,818	12,789	-	438
Operations and maintenance	9,864	8,865	146	1,340
Revenue equipment rentals and purchased transportation	16,910	7,875	54,603	1,301
Operating taxes and licenses	473	243	13	537
Insurance and claims	6,553	3,587	219	197
Communications and utilities	-	76	6	226
General supplies and expenses	229	572	747	3,997
Depreciation and amortization	8	2,366	21	379
Gain on disposition of property and equipment, net	-	47	-	-
Total allocated overhead	8,492	17,649	2,721	2,729
Segment operating expenses	95,134	85,563	60,452	23,263	264,412
Segment operating income	$10,337	$(1,081)	$2,465	$2,630	$14,351
Other operating loss (2)					(10,016)
Total consolidated operating income					$4,335
(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other operating loss is attributable to unallocated corporate expenses.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

Income tax expense in both 2025 and 2024 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences the most significant of which is the effect of the per diem pay structure for drivers, executive compensation disallowance, and excess tax benefits on share-based compensation. Drivers who meet the requirements to receive per diem receive non-taxable per-diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of  March 31, 2025 is unchanged since  December 31, 2024.

The net deferred tax liability of $114.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at March 31, 2025 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The American Rescue Plan extended the reach of IRC Section 162(m) to include compensation paid to the eight highest-paid individuals other than the chief executive officer and the chief financial officers (rather than the three highest), however, this change is not effective until 2027. There is no material impact to the financial statements at this time.

We do not anticipate the Inflation Reduction Act (the "IRA") will have a significant impact on income tax expense or on other taxes. One of the most impactful provisions of the IRA includes the establishment of a Corporate Alternative Minimum Tax ("CAMT"). However, this tax only applies to corporations with three-year average earnings in excess of $1.0 billion. We will continue to monitor the CAMT each year to determine if we will become an applicable corporation. Additionally, the IRA enacted an excise tax on stock buybacks, which imposes a 1% tax on stock buybacks, subject to netting provisions regarding stock awarded to employees as part of their compensation. We do not believe this will have a material impact on our active repurchase program.

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.1% at March 31, 2025, and 5.4% at December 31, 2024, due in monthly installments with final maturities at various dates ranging from February 2028 to March 2031, secured by related revenue equipment	49,179	166,239	62,860	170,629
Real estate notes; interest rate of 6.1% at March 31, 2025 and 6.3% at December 31, 2024 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,364	16,110	1,350	16,456
Total debt	50,543	182,349	64,210	187,085
Principal portion of finance lease obligations, secured by related revenue equipment	772	2,991	751	3,192
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	10,598	30,919	10,349	31,302
Total debt and lease obligations	$61,913	$216,259	$75,310	$221,579

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

We had no borrowings outstanding under the Credit Facility as of March 31, 2025, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $90.1 million. As of March 31, 2025, there were no base rate and no SOFR loans. Based on availability as of March 31, 2025 and 2024, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2028 to March 2031. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $28.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2025, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the settlement of a dispute related to the sale of Transport Financial Services (the "TFS Settlement"), in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which are to be used solely to satisfy our indemnification obligations under the TFS Settlement. We may borrow pursuant to the Draw Note until September 23, 2025.

Note 7.	Lease Obligations

The finance leases in effect at  March 31, 2025 terminate from  May 2025 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2025 and 2024 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$219	$123
Interest on lease liabilities	124	199
Operating lease cost	3,841	3,634
Variable lease cost	(84)	24
Short-term lease cost	1,205	1,060
Total lease cost	$5,305	$5,040

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	124	199
Operating cash flows from operating leases	3,019	2,929
Financing cash flows from finance leases	180	162
Right-of-use assets obtained in exchange for new finance lease liabilities	-	810
Right-of-use assets obtained in exchange for new operating lease liabilities	2,876	-
Weighted-average remaining lease term—finance leases (in years)	4.5	3.4
Weighted-average remaining lease term—operating leases (in years)	4.2	4.9
Weighted-average discount rate—finance leases	12.8%	13.4%
Weighted-average discount rate—operating leases	8.4%	10.4%

As of  March 31, 2025, and December 31, 2024, right-of-use assets of $39.7 million and $40.0 million for operating leases and $3.5 million and $4.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2025, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2025 (1)	$9,968	$910
2026	12,914	1,212
2027	11,429	1,212
2028	5,944	930
2029	3,623	340
Thereafter	4,563	528
Total minimum lease payments	$48,441	$5,132
Less: amount representing interest	(6,924)	(1,369)
Present value of minimum lease payments	$41,517	$3,763
Less: current portion	(10,598)	(772)
Lease obligations, long-term	$30,919	$2,991

(1) Excludes the three months ended March 31, 2025.

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2025, there were 2,126,457 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.8 million for each of the three months ended March 31, 2025 and 2024. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended March 31, 2025 and 2024. Of the stock compensation expense recorded for the three months ended  March 31, 2025 and March 31, 2024, $0.8 million and $0.1 million relates to restricted shares, respectively. There were no unvested employee stock options or related stock compensation expense for the three months ended  March 31, 2025 and $0.7 million of stock compensation expense related to unvested employee stock options for the three months ended  March 31, 2024.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2025, certain participants elected to forfeit receipt of an aggregate of 20,649 shares of Class A common stock at a weighted average per share price of $27.11 based on the closing price of our Class A common stock on the dates the shares vested in 2025, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $19.9 million and $19.8 million of outstanding and undrawn letters of credit as of March 31, 2025 and December 31, 2024. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. As of  March 31, 2025 the remaining contingent liability was $0.6 million.

Note 10.	Equity Method Investment

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

As of March 31, 2025, we had a revenue equipment operating lease liability to TEL of $9.5 million. During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. No other transactions with TEL were material for the three months ended March 31, 2025 and 2024.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2025 net income through March 31, 2025, or $3.8 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  March 31, 2025 and December 31, 2024 are as follows (in thousands):

Description:	Balance Sheet Line Item:	March 31, 2025	December 31, 2024
Accounts receivable from TEL	Driver advances and other receivables	$25	$-
Accounts payable to TEL	Accrued expenses	$527	$275
Investment in TEL	Other assets	$81,181	$77,405
Operating lease obligations	Current and long-term portion of operating lease obligations	$9,520	$10,092

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

Note 11.	Goodwill, Intangibles, and Other Assets

During the quarter ended March 31, 2025 we acquired a $10.4 million customer relationship for the Dedicated reportable segment through the Asset Acquisition.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $2.4 million for each of the three months ended March 31, 2025 and 2024, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2025 and  December 31, 2024 is as follows:

(in thousands)	March 31, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,532)	$1,970
Managed Freight	1,089	(915)	174
Warehousing	999	(885)	114
Total trade name	6,590	(4,332)	2,258	95
Non-compete agreement:
Dedicated	4,670	(2,238)	2,432
Managed Freight	380	(150)	230
Total non-compete agreement	5,050	(2,388)	2,662	25
Customer relationships:
Dedicated	70,574	(13,111)	57,463
Managed Freight	7,312	(2,223)	5,089
Warehousing	12,436	(6,995)	5,441
Total customer relationships:	90,322	(22,329)	67,993	143
Credentialing:
Expedited	32,000	(6,756)	25,244
Total credentialing	32,000	(6,756)	25,244	142
Total other intangible assets	$133,962	$(35,805)	$98,157	138

(in thousands)	December 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,479)	$2,023
Managed Freight	1,089	(910)	179
Warehousing	999	(885)	114
Total trade name	6,590	(4,274)	2,316	98
Non-compete agreement:
Dedicated	4,670	(1,946)	2,724
Managed Freight	380	(127)	253
Total non-compete agreement	5,050	(2,073)	2,977	28
Customer relationships:
Dedicated	60,172	(12,142)	48,030
Managed Freight	7,312	(1,987)	5,325
Warehousing	12,436	(6,736)	5,700
Total customer relationships:	79,920	(20,865)	59,055	149
Credentialing:
Expedited	32,000	(6,222)	25,778
Total credentialing	32,000	(6,222)	25,778	145
Total other intangible assets	$123,560	$(33,434)	$90,126	142

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2025 (1)	7,983
2026	10,529
2027	9,719
2028	9,260
2029	9,248
Thereafter	50,918

(1) Excludes the three months ended March 31, 2025.

There were no changes to the carrying amount of goodwill from $78.9 million at December 31, 2024. A summary of the carrying amount of goodwill is as follows:

(in thousands)	March 31, 2025
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at December 31, 2024	$15,699	$32,575	$8,917	$21,750
Current period changes to goodwill	-	-	-	-
Goodwill	$15,699	$32,575	$8,917	$21,750

Note 12.	Equity

On December 31, 2024, after market close, the Company effected a 2 for 1 forward split on its Class A common stock and Class B common stock outstanding in the form of a stock dividend, under which each stockholder of the Company’s Class A common stock on that date received one additional share of the Company’s $0.01 par value Class A common stock for every one share owned and each stockholder of the Company’s Class B common stock on that date received one additional share of the Company’s $0.01 par value Class B common stock for every one share owned. All share and per share amounts presented in this Quarterly Report on Form 10-Q, including with respect to dividends and in the financial statement and notes hereto have been adjusted for the stock split.

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

Note 13.	Subsequent Events

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases (including any taxes imposed on such repurchases) and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, including the length of contracted periods with our Dedicated segment, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Settlement, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2024. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2024, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our first quarter earnings were $0.24 per diluted share or $0.32 per diluted share on a non-GAAP adjusted basis. The decrease in adjusted earnings per share compared with the first quarter of 2024 resulted primarily from sub-par equipment utilization due to prolonged inclement weather conditions and avian influenza outbreaks, which were especially severe this year. Overall, we remain confident in our strategy, direction, and market position and our team’s ability to execute on the factors within our control. We enter the second quarter with modest rate increases secured in Expedited, higher margins in Managed Freight, and the expectation of revenue growth in our Dedicated, Managed Freight, and Warehousing divisions compared with the second quarter of 2024. We also recently completed a small tuck-in acquisition of a multi-stop distribution carrier that is expected to be immediately accretive to equipment utilization and earnings in our Dedicated division. In the current environment of uncertain demand, slow capacity exits, and escalating uncertainty regarding global trade policies, we continue to allocate capital to defensible niches, focus on cost control, and deliver superior service and value to customers.

Additional items of note for the first quarter of 2025 include the following:

●

Total revenue of $269.4 million, a decrease of 3.4% compared with the first quarter of 2024, and freight revenue (which excludes revenue from fuel surcharges) of $243.2 million, a decrease of 1.8% compared with the first quarter of 2024;

●	Operating income of $7.6 million, compared with $4.3 million in the first quarter of 2024;

●

Net income of $6.6 million, or $0.24 per diluted share, compared with $4.0 million, or $0.14 per diluted share, in the first quarter of 2024. Net income from continuing operations of $6.6 million, or $0.24 per diluted share, compared to $3.8 million or $0.14 per diluted share, in the first quarter of 2024. No net income from discontinued operations compared to $0.2 million, or $0.01 per diluted share, in the first quarter of 2024;

●	Our equity investment in TEL provided $3.8 million of pre-tax earnings in the first quarter of 2025 compared to $3.7 million in the first quarter of 2024;

●	We distributed a total of $1.9 million to stockholders through cash dividends;

●	Since December 31, 2024, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $5.8 million to $225.4 million, primarily due to cash flows from operations for the quarter falling below our net capital investment of $23.9 million, net repayment of notes payables, and the first post-acquisition earnout payment of $12.5 million related to LTST’s operational performance. With available borrowing capacity of $90.1 million under our Credit Facility at March 31, 2025 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of March 31, 2025 was 1.65;

●	Stockholders' equity at March 31, 2025, was $443.6 million; and

●	Tangible book value at March 31, 2025, was $266.6 million.

Outlook

Currently, the general freight market appears to be incrementally improving as capacity and demand are better balanced than they have been for approximately two years, and customers are acknowledging this during rate and volume allocation discussions. However, uncertainty around global trade policy may cause a temporary disruption to improvement, delaying the path to a 2025 recovery of the freight economy. Beyond the first quarter, we are focusing on positioning the Company to execute quickly and gain operating leverage as conditions improve, continuing to capture new dedicated contracts to expand the fleet organically, and evaluating multiple acquisition and investment opportunities. Our goal remains to grow profitably and generate meaningful returns for our stockholders while providing world-class career opportunities for our team members.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2025	OR %	2024	OR %
Total revenue	$269,355		$278,763
Total operating expenses	261,728	97.2%	274,428	98.4%
Operating income	$7,627		$4,335

Adjusted Operating Ratio:	2025	Adj. OR %	2024	Adj. OR %
Total revenue	$269,355		$278,763
Fuel surcharge revenue	(26,136)		(31,078)
Freight revenue (total revenue, excluding fuel surcharge)	243,219		247,685

Total operating expenses	261,728		274,428
Adjusted for:
Fuel surcharge revenue	(26,136)		(31,078)
Amortization of intangibles	(2,371)		(2,371)
Gain on disposal of terminals, net	-		-
Contingent consideration liability adjustment	(710)		(8,094)
Transaction costs	(149)		-
Adjusted operating expenses	232,362	95.5%	232,885	94.0%
Adjusted operating income	$10,857		$14,800

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

Revenue Equipment

At March 31, 2025, we operated 2,393 tractors and 6,516 trailers. Of such tractors, 2,285 were owned, 2 were financed under finance or operating leases, and 106 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,807 were owned and 709 were held under finance or operating leases. At March 31, 2025, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.8 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2025 TO three months ended March 31, 2024

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Freight revenue	$243,219	$247,685
Fuel surcharge revenue	26,136	31,078
Total revenue	$269,355	$278,763

The decrease in total revenue for the three months ended March 31, 2025 compared to 2025 primarily resulted from a $4.9 million decrease in fuel surcharge revenue and a $6.4 million, $6.0 million, and $1.5 million decrease in Expedited and Managed Freight, and Warehousing freight revenue, respectively, partially offset by a $9.5 million increase in Dedicated freight revenue.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2025	2024
Salaries, wages, and related expenses	$104,952	$100,335
% of total revenue	39.0%	36.0%
% of freight revenue	43.2%	40.5%

Salaries, wages, and related expenses for the three months ended March 31, 2025, increased primarily as a result of an increase workers' compensation expense and increased salaries, wages, and benefits due to pay increases since the prior period as well as averaging more drivers and tractors due to growth in our Dedicated reportable segment, resulting in higher driver salaries, wages, and benefits.

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

Fuel expense

	Three Months Ended
	March 31,
	2025	2024
Fuel expense	$28,168	$30,952
% of total revenue	10.5%	11.1%
% of freight revenue	11.6%	12.5%

The decreases in total fuel expense are primarily related to lower fuel prices in the 2025 period and a 5.1% decrease in total miles compared to the 2024 period.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.35 per gallon, or 8.7%, lower for the quarter ended March 31, 2025 compared with the same quarter in 2024.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2025	2024
Total fuel surcharge	$26,136	$31,078
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,659	2,554
Company fuel surcharge revenue	$24,477	$28,524
Total fuel expense	$28,168	$30,952
Less: Company fuel surcharge revenue	24,477	28,524
Net fuel expense	$3,691	$2,428
% of freight revenue	1.5%	1.0%

For the periods presented, net fuel expense increased as a percentage of freight revenue primarily due to lower fuel surcharge recovery.

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

Operations and maintenance

	Three Months Ended
	March 31,
	2025	2024
Operations and maintenance	$15,750	$13,596
% of total revenue	5.8%	4.9%
% of freight revenue	6.5%	5.5%

The increase in operations and maintenance for the three months ended March 31, 2025 was primarily the result of high demands on equipment as we grow our fleet into niche service areas, including worse equipment damage than typically experienced during the first quarter.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2025	2024
Revenue equipment rentals and purchased transportation	$56,805	$66,751
% of total revenue	21.1%	23.9%
% of freight revenue	23.4%	26.9%

The decreases in revenue equipment rentals and purchased transportation for the three months ended March 31, 2025 were primarily the result of a decrease in purchased transportation costs due to the decline in the spot market primarily affecting the Managed Freight reportable segment. Additionally, total miles run by independent contractors decreased from 8.4% for the three months ended March 31, 2024 to 7.0% for the same 2025 period.

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

Operating taxes and licenses

	Three Months Ended
	March 31,
	2025	2024
Operating taxes and licenses	$3,586	$3,361
% of total revenue	1.3%	1.2%
% of freight revenue	1.5%	1.4%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2025	2024
Insurance and claims	$15,283	$15,390
% of total revenue	5.7%	5.5%
% of freight revenue	6.3%	6.2%

On a cents per mile basis, insurance and claims increased to 23.8 cents per mile for the three months ended March 31, 2025 compared to 22.8 cents per mile the 2024 period, primarily due to relatively flat insurance and claims expense being spread over decreased miles compared to the same 2024 period. Miles decreased primarily due to the combination of weather and avian influenza.

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

We expect insurance and claims expense to continue to be volatile over the long-term. Recently the trucking industry has experienced a decline in the number of carriers and underwriters that write insurance policies or that are willing to provide insurance for trucking companies, however, for 2025, we expect insurance premiums expense to be similar to that of 2024.

Communications and utilities

	Three Months Ended
	March 31,
	2025	2024
Communications and utilities	$1,468	$1,403
% of total revenue	0.5%	0.5%
% of freight revenue	0.6%	0.6%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2025	2024
General supplies and expenses	$13,595	$20,830
% of total revenue	5.0%	7.5%
% of freight revenue	5.6%	8.4%

The decrease in general supplies and expenses for the three months ended March 31, 2025 was primarily the result of the $0.7 million increase in the fair value of the contingent consideration recognized during the 2025 period compared to an increase of $8.1 million recognized during the 2024 period.

Depreciation and amortization

	Three Months Ended
	March 31,
	2025	2024
Depreciation and amortization	$21,795	$21,108
% of total revenue	8.1%	7.6%
% of freight revenue	9.0%	8.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $0.6 million to $19.4 million for the three months ended March 31, 2025 compared to $18.7 million in the same 2024 period. Amortization of intangible assets was $2.4 million for each of the three months ended March 31, 2025 and 2024. Depreciation and amortization increased as a percentage of total revenue and freight revenue due to a decrease in total revenue and freight revenue compared to the 2024 period.

We expect depreciation and amortization to remain relatively similar to that of the first quarter of 2025, however, changes in the used tractor market have caused us to adjust residual values and increase depreciation, and further adjustments may be necessary in the future. These changes may also cause us to hold assets longer than planned, or experience increased losses on sale. Additionally, growth in our Expedited or Dedicated reportable segments could also increase depreciation and amortization going forward.

Loss on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2025	2024
Loss on disposition of property and equipment, net	$326	$702
% of total revenue	0.1%	0.3%
% of freight revenue	0.1%	0.3%

For the periods presented, the decrease in loss on disposition of property and equipment, net for the three months ended March 31, 2025, was insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended
	March 31,
	2025	2024
Interest expense, net	$2,857	$3,338
% of total revenue	1.1%	1.2%
% of freight revenue	1.2%	1.3%

The change in interest expense for the three months ended March 31, 2025 was insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended
	March 31,
	2025	2024
Income from equity method investment	$3,776	$3,676

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three months ended March 31, 2025 was insignificant for the periods presented.

Income tax expense

	Three Months Ended
	March 31,
	2025	2024
Income tax expense	$1,983	$849
% of total revenue	0.7%	0.3%
% of freight revenue	0.8%	0.3%

The increase in income tax expense for the three months ended March 31, 2025 was the result of a $3.9 million increase in pre-tax income compared to the 2024 period. The increase in pre-tax income resulted from the aforementioned changes in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2025 TO three months ended March 31, 2024

The following table summarizes revenue and operating income (loss) data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2025	2024
Revenues:
Expedited	$94,693	$105,471
Dedicated	93,609	84,482
Managed Freight	56,850	62,917
Warehousing	24,203	25,893
Total revenues	$269,355	$278,763

Operating Income (Loss):
Expedited	$4,122	$4,784
Dedicated	(619)	(4,697)
Managed Freight	3,085	2,269
Warehousing	1,039	1,979
Total operating income	$7,627	$4,335

The decrease in Expedited revenue for the three months ended March 31, 2025 relates to a decrease in average freight revenue per tractor per week of 1.1%, and a $4.4 million decrease in fuel surcharge revenue compared to the 2024 quarter. The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2025 is the result of a 3.9% decrease in average miles per unit partially offset by a 4.0 cents per mile (or 1.9%) increase in average rate per total mile as compared to the 2024 quarter. Expedited team-driven tractors averaged 796 and 844 tractors in the first quarter of 2025 and 2024, respectively.

The increase in Dedicated revenue for the three months ended March 31, 2025 relates to a 212, or 16.7% average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 2.1% compared to the 2024 quarter. The decrease in average freight revenue per tractor per week was the result of a 13.5% decrease in average miles per unit partially offset by a 33.1 cents per mile (or 11.9%) increase in average rate per total mile and compared to the 2024 quarter.

For the three months ended March 31, 2025, Managed Freight total revenue decreased primarily as a result of a degraded spot market, partially offset by the third quarter 2023 Sims acquisition.

For the three months ended March 31, 2025, Warehousing total revenue remained relatively even compared to the 2024 quarter.

The increase in operating income for the three months ended March 31, 2025, was the result of a $10.1 million, $6.9 million, and $0.8 million decrease in Expedited, Managed Freight, and Warehousing operating expenses, respectively, partially offset by a $5.1 million increase in Dedicated operating expenses and the decrease in total revenue described above.

The decrease in Expedited operating income for the three months ended March 31, 2025 was primarily the result of the aforementioned decrease in revenue partially offset by a decrease in Expedited operating expenses. The decrease in Expedited operating expenses for the three months ended March 31, 2025 was primarily the result of decreases in fuel expense, purchased transportation expenses, and salaries, wages, and benefits for our professional drivers as a compared to the same 2024 period as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases exiting less profitable business, and adding more profitable business.

The increase in Dedicated operating income for the three months ended March 31, 2025 was primarily the result of the aforementioned increase in revenue, partially offset by an increase in Dedicated operating expenses. The increase in Dedicated operating expenses for the three months ended March 31, 2025, was primarily the result of increased salaries, wages, and benefits for our professional drivers and increased depreciation expense as a result of growth and increased equipment costs since the 2024 period, partially offset by the increase in the fair value of the contingent consideration recognized during the 2025 period of $0.7 million compared to $8.1 million recognized in the same 2024 period. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The increase in operating income for Managed Freight for the three months ended March 31, 2025 was primarily the result of the aforementioned decrease in Managed Freight operating expenses partially offset by a decrease in revenue. The decrease in Managed Freight operating expenses for the three months ended March 31, 2025 was primarily the result of the changes in revenue driving changes in variable expenses, primarily purchased transportation, as well as reducing related claims expense as a result of improvements in our cargo control procedures. Going forward, we seek to grow Managed Freight with profitable revenue from new customers, work closely with our asset-based segments to capitalize on overflow opportunities when available, and optimize costs to yield longer-term margin goals in the mid-single digits, which will generate an acceptable return on capital given the asset light nature of the business.

The decrease in operating income for Warehousing for the three months ended March 31, 2025 is the combination of facility related cost increases for which we have not yet negotiated rate increases with our customers and startup-related costs and inefficiencies related to new business.  Going forward, we intend to improve upon the margin within this segment through a combination of rate increases and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $15.5 million and $32.6 million at March 31, 2025 and December 31, 2024, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.7 years at March 31, 2025, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2025 and December 31, 2024 we had $278.2 million and $296.9 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note;

●	$215.4 million and $233.5 million in revenue equipment installment notes, respectively;

●	$17.5 million and $17.8 million in real estate notes, respectively;

●	$3.8 million and $3.9 million of the principal portion of financing lease obligations, respectively; and

●	$41.5 million and $41.7 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to replacing our older equipment with new equipment as well as growth in our Dedicated reportable segment.

As of March 31, 2025, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $90.1 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the three months ended March 31, 2025 totaled $23.9 million of expenditures, as compared to $43.3 million of expenditures for the prior year period. During the three months ended March 31, 2025, we took delivery of approximately 163 new tractors and 201 new trailers, while disposing of approximately 100 used tractors and 76 used trailers. Our current fleet plan for the remainder of 2025 includes the delivery of an additional 510 new company replacement tractors and 640 additional new trailers. Net losses on disposal of equipment and real estate in the three months ended March 31, 2025 were $0.3 million compared to $0.7 million. For the balance of 2025, our baseline expectation for net capital expenditures is $55.0 million to $65.0 million and is subject to change based on growth opportunities in our dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment.

We distributed a total of $1.9 million to stockholders in the first three months of 2025 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net Cash flows provided by operating activities increased to $24.8 million for the three months ended March 31, 2025, compared to $21.7 million for the same 2024 period primarily due to an increase in net income of $2.6 million.

Net cash flows used by investing activities were $24.1 million for the three months ended March 31, 2025, compared to $43.5 million used in the same 2024 period. The decrease in net cash flows used by investing activities was primarily due the timing of our trade cycle whereby we took delivery of approximately 163 new tractors and 201 new trailers, while disposing of approximately 100 used tractors and 76 used trailers during the 2025 period compared to delivery of 244 new tractors and 189 new trailers, while disposing of approximately 356 used tractors and 44 used trailers in the same 2024 period as well as the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period. These decreases were partially offset by the acquisition of a customer relationship during the 2025 period as part of the Asset Acquisition.

Net cash flows used by financing activities were approximately $25.1 million for the three months ended March 31, 2025, compared to $22.4 million provided in the same 2024 period. The increase in net cash flows used by financing activities was primarily a function of net repayments relating to our notes payable and our Credit Facility of $18.4 million in the 2025 period compared to net proceeds of $30.1 million in the 2024 period.

Net cash flows provided by operating activities and provided by financing activities in the 2025 period also included payment of $8.0 million and $4.5 million, respectively, of contingent consideration liabilities related to the acquisition of LTST. Net cash flows provided by operating activities and provided by financing activities in the 2024 period also included payment of $3.0 million and $7.0 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2025, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Form 10-K for the year ended December 31, 2024.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2024, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2025, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $1.9 million to stockholders in the first three months of 2025 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the first quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Third Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#*	Dustin Koehl Offer Letter, dated March 26, 2024
10.2	#*	Joey Ballard Offer Letter, dated May 23, 2022
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K (File No. 000-24960), filed July 2, 2020.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: May 7, 2025	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer