Form 10-Q
period 2025-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2025-08-07
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2025).

Class A Common Stock, $.01 par value: 20,319,619 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143	$35,619
Accounts receivable, net of allowance of $2,302 in 2025 and $2,360 in 2024	152,363	141,635
Drivers' advances and other receivables, net of allowance of $586 in 2025 and $593 in 2024	4,779	3,999
Inventory and supplies	5,390	5,648
Prepaid expenses	24,141	19,975
Assets held for sale	6,146	132
Income taxes receivable	3,317	6,499
Other short-term assets	318	343
Total current assets	196,597	213,850

Property and equipment, at cost	743,381	729,404
Less: accumulated depreciation and amortization	(219,969)	(204,595)
Net property and equipment	523,412	524,809

Goodwill	78,941	78,941
Other intangibles, net	96,206	90,126
Other receivables	20,244	3,163
Other assets, net	93,692	86,470
Noncurrent assets of discontinued operations	-	209
Total assets	$1,009,092	$997,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,717	$-
Accounts payable	34,994	31,939
Accrued expenses	56,040	51,328
Current maturities of long-term debt	51,159	64,210
Current portion of finance lease obligations	1,032	751
Current portion of operating lease obligations	10,796	10,349
Current portion of insurance and claims accrual	24,192	22,700
Total current liabilities	179,930	181,277

Long-term debt	214,101	187,085
Long-term portion of finance lease obligations	2,546	3,192
Long-term portion of operating lease obligations	29,188	31,302
Insurance and claims accrual	38,501	19,134
Deferred income taxes	114,061	117,650
Other long-term liabilities	13,891	19,588
Total liabilities	592,218	559,228
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued and 20,346,273 outstanding as of June 30, 2025; and 21,774,350 shares issued and outstanding as of December 31, 2024	219	218
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	159,813	158,907
Treasury stock at cost; 1,550,490 and no shares as of June 30, 2025 and December 31, 2024, respectively	(34,744)	-
Accumulated other comprehensive income	658	1,035
Retained earnings	290,881	278,133
Total stockholders' equity	416,874	438,340
Total liabilities and stockholders' equity	$1,009,092	$997,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2025 and 2024

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
Revenues
Freight revenue	$276,532	$256,512	$519,751	$504,197
Fuel surcharge revenue	26,322	30,985	52,458	62,063
Total revenue	$302,854	$287,497	$572,209	$566,260

Operating expenses:
Salaries, wages, and related expenses	$109,148	$106,373	$214,100	$206,708
Fuel expense	27,989	29,093	56,157	60,045
Operations and maintenance	17,066	15,552	32,816	29,148
Revenue equipment rentals and purchased transportation	76,791	62,755	133,596	129,506
Operating taxes and licenses	3,436	2,283	7,022	5,644
Insurance and claims	17,307	17,148	32,590	32,538
Communications and utilities	1,481	1,272	2,949	2,675
General supplies and expenses	14,657	14,477	28,252	35,307
Depreciation and amortization	23,121	22,130	44,916	43,238
Loss on disposition of property and equipment, net	295	837	621	1,539
Total operating expenses	291,291	271,920	553,019	546,348
Operating income	11,563	15,577	19,190	19,912
Interest expense, net	2,470	3,799	5,327	7,137
Income from equity method investment	(4,268)	(4,094)	(8,044)	(7,770)
Income before income taxes	13,361	15,872	21,907	20,545
Income tax expense	3,521	3,828	5,504	4,677
Income from continuing operations, net of tax	9,840	12,044	16,403	15,868
Income from discontinued operations, net of tax	-	150	-	300
Net income	$9,840	$12,194	$16,403	$16,168

Basic income per share: (1)
Income from continuing operations	$0.38	$0.46	$0.62	$0.60
Income from discontinued operations	-	0.01	-	0.01
Net income per share	$0.38	$0.46	$0.62	$0.62
Diluted income per share: (1)
Income from continuing operations	$0.36	$0.44	$0.60	$0.57
Income from discontinued operations	-	0.01	-	0.01
Net income per share	$0.36	$0.44	$0.60	$0.59
Basic weighted average shares outstanding	26,041	26,292	26,295	26,234
Diluted weighted average shares outstanding	27,228	27,662	27,564	27,604

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and six months ended June 30, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$9,840	$12,194	$16,403	$16,168

Other comprehensive income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $23 and $90 in 2025 and ($47) and ($172) in 2024, respectively	(64)	133	(256)	492
Reclassification of cash flow hedge gains into statement of operations, net of tax of $21 and $42 in 2025 and $34 and $69 in 2024, respectively	(60)	(99)	(120)	(198)
Total other comprehensive (loss) income(1)	(124)	34	(376)	294

Comprehensive income	$9,716	$12,228	$16,027	$16,462

(1)	It is the Company’s policy to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2025 and 2024

(Unaudited and in thousands)

	For the Three and Six Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340
Net income	-	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,858)	(1,858)
Other comprehensive loss	-	-	-	-	(253)	-	(253)
Stock-based employee compensation expense	-	-	1,011	-	-	-	1,011
Exercise of stock options	1	-	399	-	-	-	400
Issuance of restricted shares, net	-	-	(559)	-	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$-	$782	$282,838	$443,644
Net income	-	-	-	-	-	9,840	9,840
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,797)	(1,797)
Share repurchase	-	-	-	(35,561)	-	-	(35,561)
Other comprehensive loss	-	-	-	-	(124)	-	(124)
Stock-based employee compensation expense	-	-	920	-	-	-	920
Issuance of restricted shares, net	-	-	(865)	817	-	-	(48)
Balances at June 30, 2025	$219	$47	$159,813	$(34,744)	$658	$290,881	$416,874

	For the Three and Six Months Ended June 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,443)	(1,443)
Other comprehensive income	-	-	-	-	260	-	260
Exercise of stock options	-	-	150	278	-	-	428
Stock-based employee compensation expense	-	-	947	-	-	-	947
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247
Net income	-	-	-	-	-	12,194	12,194
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,448)	(1,448)
Other comprehensive income	-	-	-	-	34	-	34
Exercise of stock options	-	-	195	386	-	-	581
Stock-based employee compensation expense	-	-	765	-	-	-	765
Issuance of restricted shares, net	-	-	(207)	207	-	-	-
Balances at June 30, 2024	$161	$24	$157,448	$(131,566)	$1,110	$392,196	$419,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2025 and 2024

(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$16,403	$16,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	-	169
Reversal of gain on sales to equity method investee	-	(11)
Depreciation and amortization	44,916	43,238
Deferred income tax expense	(2,934)	6,312
Income tax expense arising from restricted share vesting and stock options exercised	(314)	(581)
Stock-based compensation expense	1,931	1,712
Income from equity method investment	(8,044)	(7,770)
Return on investment from equity method investee	1,470	-
Loss on disposition of property and equipment	1,021	1,539
Changes in operating assets and liabilities:
Receivables and advances	(8,102)	(8,133)
Prepaid expenses and other assets	(4,690)	(7,105)
Inventory and supplies	258	(757)
Insurance and claims accrual	3,554	7,702
Accounts payable and accrued expenses	1,268	(8,382)
Net cash flows provided by operating activities	46,737	44,101

Cash flows used by investing activities:
Acquisition, net of cash acquired	-	(4,556)
Other investments	(715)	(299)
Purchase of property and equipment	(69,864)	(98,896)
Proceeds from disposition of property and equipment	17,054	17,280
Net cash flows used by investing activities	(53,525)	(86,471)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,717	1,185
Cash dividend	(3,655)	(2,891)
Proceeds from notes payable	44,923	89,411
Repayments of notes payable	(55,515)	(28,053)
Repayments of finance lease obligations	(365)	(364)
Proceeds under revolving credit facility	48,177	52,178
Repayments under revolving credit facility	(23,620)	(63,757)
Payment of contingent consideration liability	(4,582)	(7,023)
Proceeds from exercise of stock options	400	1,009
Payment of minimum tax withholdings on stock compensation	(607)	(339)
Common stock repurchased	(35,561)	-
Net cash flows (used in) provided by financing activities	(28,688)	41,356

Net change in cash and cash equivalents	(35,476)	(1,014)

Cash and cash equivalents at beginning of period	35,619	2,294
Cash and cash equivalents at end of period	$143	$1,280

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2024, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the utilization profile of the equipment associated with its reportable segment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the quarter ended June 30, 2024, we performed a review of our estimates and, due to a weak used revenue equipment market, we increased the rate of depreciation on revenue equipment in the period resulting in an additional $2.6 million of depreciation expense during the three months ended  June 30, 2024.

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

Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders' equity from such reclassification.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerators:
Income from continuing operations	$9,840	$12,044	$16,403	$15,868
Income from discontinued operations	-	150	-	300
Net income	$9,840	$12,194	$16,403	$16,168
Denominator:
Denominator for basic income per share – weighted-average shares	26,041	26,292	26,295	26,234
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	111	129	122	142
Equivalent shares issuable upon conversion of unvested employee stock options	1,076	1,241	1,147	1,228
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	27,228	27,662	27,564	27,604

Basic income per share(1):
Income from continuing operations	$0.38	$0.46	$0.62	$0.60
Income from discontinued operations	-	0.01	-	0.01
Net income per share	$0.38	$0.46	$0.62	$0.62
Diluted income per share: (1)
Income from continuing operations	$0.36	$0.44	$0.60	$0.57
Income from discontinued operations	-	0.01	-	0.01
Net income per share	$0.36	$0.44	$0.60	$0.59
(1)	Total may not sum due to rounding.

There were approximately 1,000 and no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2025, respectively, and no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2024. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2025 and 2024, respectively.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	June 30, 2025	December 31, 2024	Input Level
Interest rate swaps	888	1,397	2
Contingent consideration	(21,660)	(27,794)	3
Cash surrender value life insurance policies	4,466	3,370	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  June 30, 2025, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

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

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended June 30, 2025, there were contingent payments made of $0.1 million as a result of the Asset Acquisition. During the six months ended June 30, 2025, there were contingent payments made of $12.5 million based on LTST's results for the first calendar year following closing and $0.1 million as a result of the Asset Acquisition. During the three months ended June 30, 2024, there were no contingent payments made. During the six months ended June 30, 2024, there were contingent payments made of $10.0 million based on AAT's results for the second post-acquisition year. Of the $12.6 million paid for the contingent consideration liability during 2025, $4.6 million was classified as financing cash flows and $8.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased $0.7 million and $8.1 million related to a change in the fair value for the LTST contingent consideration for the three months ended June 30, 2025 and 2024, respectively and $1.4 million and $8.8 million related to a change in the fair value for the LTST contingent consideration for the six months ended June 30, 2025 and 2024, respectively. Additionally, contingent consideration increased $5.0 million for the six months ended June 30, 2025 as a result of the Asset Acquisition. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2025:

	December 31, 2024	Additions	Adjustments to fair market value	Payments	June 30, 2025
Contingent consideration	$(27,794)	$(5,000)	$(1,418)	$12,552	$(21,660)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. The Dedicated reportable segment also provides shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses for Dedicated customers.

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. The Warehousing reportable segment also provides shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses for Warehousing customers.

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

Each segment uses certain shared infrastructure and each segment is presented with its direct costs and an allocation of certain shared overhead costs. Insurance and claims expense is charged to the segments based on their historic claims experience and an allocation of current insurance premiums.

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

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three and six months ended June 30, 2025 and 2024:

(in thousands)
Three Months Ended June 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$83,229	$90,166	$77,550	$25,587	$276,532
Fuel surcharge revenue(1)	14,071	12,111	-	140	26,322
Total revenue	$97,300	$102,277	$77,550	$25,727	$302,854

Operating expenses:
Salaries, wages, and related expenses	32,153	42,041	2,844	12,350
Fuel expense	14,335	13,552	-	156
Operations and maintenance	10,322	11,300	563	1,534
Revenue equipment rentals and purchased transportation	17,136	9,230	66,558	1,173
Operating taxes and licenses	341	652	9	559
Insurance and claims	6,743	5,170	25	239
Communications and utilities	-	224	8	227
General supplies and expenses	225	631	885	4,742
Depreciation and amortization	1	4,222	22	476
Loss on disposition of property and equipment, net	-	207	-	-
Total allocated overhead	8,578	8,835	2,174	2,355
Segment operating expenses	89,834	96,064	73,088	23,811	282,797
Segment operating income	$7,466	$6,213	$4,462	$1,916	$20,057
Other (2)					(8,494)
Total consolidated operating income					11,563
Interest expense, net					(2,470)
Income from equity method investment					4,268
Income before income taxes					$13,361

(in thousands)
Three Months Ended June 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$88,918	$81,853	$60,366	$25,375	$256,512
Fuel surcharge revenue(1)	19,092	11,612	-	281	30,985
Total revenue	$108,010	$93,465	$60,366	$25,656	$287,497

Operating expenses:
Salaries, wages, and related expenses	35,135	36,119	2,086	11,563
Fuel expense	16,740	12,118	-	371
Operations and maintenance	10,004	9,247	35	1,378
Revenue equipment rentals and purchased transportation	17,411	7,399	50,968	1,129
Operating taxes and licenses	479	298	10	750
Insurance and claims	6,776	4,066	29	202
Communications and utilities	-	99	5	218
General supplies and expenses	219	547	754	4,353
Depreciation and amortization	8	2,874	21	456
Gain on disposition of property and equipment, net	-	(85)	-	-
Total allocated overhead	8,407	8,477	2,650	2,341
Segment operating expenses	95,179	81,159	56,558	22,761	255,657
Segment operating income	$12,831	$12,306	$3,808	$2,895	$31,840
Other (2)					(16,263)
Total consolidated operating income					15,577
Interest expense, net					(3,799)
Income from equity method investment					4,094
Income before income taxes					$15,872

(in thousands)
Six Months Ended June 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$163,478	$172,246	$134,400	$49,627	$519,751
Fuel surcharge revenue(1)	28,515	23,640	-	303	52,458
Total revenue	$191,993	$195,886	$134,400	$49,930	$572,209

Operating expenses:
Salaries, wages, and related expenses	63,642	81,400	5,122	23,777
Fuel expense	29,270	26,662	-	331
Operations and maintenance	21,165	21,915	506	2,683
Revenue equipment rentals and purchased transportation	33,697	17,574	114,189	2,251
Operating taxes and licenses	677	1,260	66	1,349
Insurance and claims	13,317	10,163	157	446
Communications and utilities	1	387	18	467
General supplies and expenses	469	1,134	1,675	9,146
Depreciation and amortization	3	8,289	43	957
Loss on disposition of property and equipment, net	-	288	-	-
Total allocated overhead	16,696	18,554	4,622	4,763
Segment operating expenses	178,937	187,626	126,398	46,170	539,131
Segment operating income	$13,056	$8,260	$8,002	$3,760	$33,078
Other (2)					(13,888)
Total consolidated operating income					19,190
Interest expense, net					(5,327)
Income from equity method investment					8,044
Income before income taxes					$21,907

(in thousands)
Six Months Ended June 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Consolidated
Revenues
Freight revenue	$175,518	$154,448	$123,283	$50,948	$504,197
Fuel surcharge revenue(1)	37,963	23,499	-	601	62,063
Total revenue	$213,481	$177,947	$123,283	$51,549	$566,260

Operating expenses:
Salaries, wages, and related expenses	69,922	67,612	4,063	23,682
Fuel expense	34,559	24,914	-	807
Operations and maintenance	19,868	18,112	180	2,718
Revenue equipment rentals and purchased transportation	34,321	15,273	105,571	2,430
Operating taxes and licenses	952	541	23	1,287
Insurance and claims	13,329	7,654	248	399
Communications and utilities	1	175	11	444
General supplies and expenses	448	1,119	1,500	8,350
Depreciation and amortization	16	5,240	42	835
Gain on disposition of property and equipment, net	-	(38)	-	-
Total allocated overhead	16,366	16,716	5,107	4,811
Segment operating expenses	189,782	157,318	116,745	45,763	509,608
Segment operating income	$23,699	$20,629	$6,538	$5,786	$56,652
Other (2)					(36,740)
Total consolidated operating income					19,912
Interest expense, net					(7,137)
Income from equity method investment					7,770
Income before income taxes					$20,545

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2025 is unchanged since  December 31, 2024.

The net deferred tax liability of $114.1 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at June 30, 2025 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$24,557	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.2% at June 30, 2025, and 5.4% at December 31, 2024, due in monthly installments with final maturities at various dates ranging from February 2028 to June 2031, secured by related revenue equipment	49,780	173,784	62,860	170,629
Real estate notes; interest rate of 6.1% at June 30, 2025 and 6.3% at December 31, 2024 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,379	15,760	1,350	16,456
Total debt	51,159	214,101	64,210	187,085
Principal portion of finance lease obligations, secured by related revenue equipment	1,032	2,546	751	3,192
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	10,796	29,188	10,349	31,302
Total debt and lease obligations	$62,987	$245,835	$75,310	$221,579

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

We had $24.6 million borrowings outstanding under the Credit Facility as of June 30, 2025, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $65.5 million. As of June 30, 2025, there were $6.6 million base rate and $18.0 million SOFR loans. Based on availability as of June 30, 2025 and 2024, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2028 to June 2031. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $22.7 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2025, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

The finance leases in effect at  June 30, 2025 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at June 30, 2025 and 2024 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$218	$123	$437	$246
Interest on lease liabilities	120	222	243	421
Operating lease cost	3,993	3,325	7,834	6,959
Variable lease cost	17	125	(68)	149
Short-term lease cost	1,473	914	2,679	1,974
Total lease cost	$5,821	$4,709	$11,125	$9,749

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	120	222	243	421
Operating cash flows from operating leases	3,026	2,505	6,046	5,435
Financing cash flows from finance leases	185	203	365	365
Right-of-use assets obtained in exchange for new finance lease liabilities	-	5	-	815
Right-of-use assets obtained in exchange for new operating lease liabilities	1,484	8,970	4,359	8,970
Weighted-average remaining lease term—finance leases (in years)	4.5	3.7
Weighted-average remaining lease term—operating leases (in years)	4.0	4.7
Weighted-average discount rate—finance leases	12.8%	13.4%
Weighted-average discount rate—operating leases	8.9%	9.2%

As of  June 30, 2025 and December 31, 2024, right-of-use assets of $38.0 million and $40.0 million for operating leases and $3.2 million and $4.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2025, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2025 (1)	6,673	$606
2026	13,468	1,212
2027	11,921	1,212
2028	6,327	930
2029	3,703	340
Thereafter	4,563	531
Total minimum lease payments	$46,655	$4,831
Less: amount representing interest	(6,671)	(1,253)
Present value of minimum lease payments	$39,984	$3,578
Less: current portion	(10,796)	(1,032)
Lease obligations, long-term	$29,188	$2,546

(1) Excludes the six months ended June 30, 2025.

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  June 30, 2025, there were 1,787,975 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and expense of $1.5 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended June 30, 2025 and 2024 and $0.4 million for each of the six months ended June 30, 2025 and 2024. Of the stock compensation expense recorded for the three months ended June 30, 2025 and 2024, $0.7 million and $0.6 million relates to restricted shares, respectively, and, for the six months ended June 30, 2025 and 2024, $1.5 million and $0.7 million relates to restricted shares, respectively. There were no unvested employee stock options or related stock compensation expense for the six months ended June 30, 2025. For the six months ended June 30, 2024, $0.6 million of the stock compensation expense recorded related to unvested employee stock options.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2025, certain participants elected to forfeit receipt of an aggregate of 22,790 shares of Class A common stock at a weighted average per share price of $26.69 based on the closing price of our Class A common stock on the dates the shares vested in 2025, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.	Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We had $19.9 million and $19.8 million of outstanding and undrawn letters of credit as of June 30, 2025 and December 31, 2024. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. As of  June 30, 2025 the remaining contingent liability was $0.4 million.

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

As of June 30, 2025, we had a revenue equipment operating lease liability to TEL of $9.0 million. During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. No other transactions with TEL were material for the three or six months ended June 30, 2025 and 2024.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2025 net income through June 30, 2025, or $8.0 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  June 30, 2025 and December 31, 2024 are as follows (in thousands):

Description:	Balance Sheet Line Item:	June 30, 2025	December 31, 2024
Accounts receivable from TEL	Driver advances and other receivables	$12	$-
Accounts payable to TEL	Accrued expenses	$551	$275
Investment in TEL	Other assets	$83,980	$77,405
Operating lease obligations	Current and long-term portion of operating lease obligations	$8,951	$10,092

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

Note 11.	Goodwill, Intangibles, and Other Assets

During the six months ended June 30, 2025 we acquired an $11.2 million customer relationship for the Dedicated reportable segment through the Asset Acquisition.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $5.1 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  June 30, 2025 and  December 31, 2024 is as follows:

(in thousands)	June 30, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,584)	$1,918
Managed Freight	1,089	(919)	170
Warehousing	999	(885)	114
Total trade name	6,590	(4,388)	2,202	92
Non-compete agreement:
Dedicated	4,670	(2,530)	2,140
Managed Freight	380	(174)	206
Total non-compete agreement	5,050	(2,704)	2,346	22
Customer relationships:
Dedicated	71,369	(14,457)	56,912
Managed Freight	7,312	(2,459)	4,853
Warehousing	12,436	(7,254)	5,182
Total customer relationships:	91,117	(24,170)	66,947	140
Credentialing:
Expedited	32,000	(7,289)	24,711
Total credentialing	32,000	(7,289)	24,711	139
Total other intangible assets	$134,757	$(38,551)	$96,206	135

(in thousands)	December 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,479)	$2,023
Managed Freight	1,089	(910)	179
Warehousing	999	(885)	114
Total trade name	6,590	(4,274)	2,316	98
Non-compete agreement:
Dedicated	4,670	(1,946)	2,724
Managed Freight	380	(127)	253
Total non-compete agreement	5,050	(2,073)	2,977	28
Customer relationships:
Dedicated	60,172	(12,142)	48,030
Managed Freight	7,312	(1,987)	5,325
Warehousing	12,436	(6,736)	5,700
Total customer relationships:	79,920	(20,865)	59,055	149
Credentialing:
Expedited	32,000	(6,222)	25,778
Total credentialing	32,000	(6,222)	25,778	145
Total other intangible assets	$123,560	$(33,434)	$90,126	142

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2025 (1)	5,304
2026	10,608
2027	9,798
2028	9,340
2029	9,328
Thereafter	51,328

(1) Excludes the six months ended June 30, 2025.

There were no changes to the carrying amount of goodwill from $78.9 million at December 31, 2024. A summary of the carrying amount of goodwill is as follows:

(in thousands)
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at June 30, 2025	$15,699	$32,575	$8,917	$21,750

At June 30, 2025, our insurance program involves self-insurance to certain risk retention levels. We accrue claims above our self-insured retention and record a corresponding receivable for the amounts we expect to collect from insurers upon settlement of such claims. We have $17.9 million and $0.6 million as other long-term receivables and as a corresponding accrual in the long-term portion of insurance and claims accruals on our condensed consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will pay their portion of such claims at June 30, 2025 and December 31, 2024, respectively.

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

On  February 10, 2025, our Board declared a cash dividend of $0.07 per share which was paid on  March 28, 2025, to stockholders of record on  March 7, 2025. On  May 14, 2025, our Board declared a cash dividend of $0.07 per share which was paid on  June 27, 2025, to stockholders of record on  June 6, 2025.

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $35.2 million during the three months ended  June 30, 2025.

Note 13.	Subsequent Events

On July 4, 2025, President Trump signed The One Big Beautiful Bill Act ("OBBBA") into law.  The OBBBA, among other things, includes provisions for accelerated tax depreciation, domestic research and development cost expensing, modifications to the net interest deduction limitations, and the rollback of certain alternative energy provisions.  The Company is still evaluating the impacts of the bill that is effective for Q3 2025 financial reporting.  At this time, the Company is still determining the implications from the passage of this legislation.

On July 17, 2025, TBK Bank reimbursed us $3.8 million of the $37.3 million of indemnification payments we made pursuant to the TFS Settlement between 2020 and 2023.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases (including any taxes imposed on such repurchases) and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, including the length of contracted periods with our Dedicated segment, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, any future indemnification obligations related to the TFS Settlement, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2024. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2024, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our second quarter earnings were $0.36 per diluted share. The highlight of our second quarter’s results was year-over-year freight revenue growth of 7.8% to $276.5 million, an all-time high for any quarter in the history of our enterprise.  This milestone was achieved despite an operating environment that remained competitive throughout the quarter across many Expedited, Managed Freight, and non-specialized equipment Dedicated accounts.  As the general freight market improves, we believe we are well positioned to capitalize on opportunities that improve margin and return on capital. We are also pleased to announce that during the quarter we were successful in repurchasing approximately 1.6 million shares of outstanding common stock at an average price of approximately $22.69 per share, amounting to $35.2 million of our $50.0 million stock repurchase authorization.

Additional items of note for the second quarter of 2025 include the following:

●

Total revenue of $302.9 million, an increase of 5.3% compared with the second quarter of 2024, and freight revenue (which excludes revenue from fuel surcharges) of $276.5 million, an increase of 7.8% compared with the second quarter of 2024;

●	Operating income of $11.6 million, compared with $15.6 million in the second quarter of 2024;

●

Net income of $9.8 million, or $0.36 per diluted share, compared with $12.2 million, or $0.44 per diluted share, in the second quarter of 2024. Net income from continuing operations of $9.8 million, or $0.36 per diluted share, compared to $12.0 million or $0.44 per diluted share, in the second quarter of 2024. No net income from discontinued operations compared to $0.2 million, or $0.01 per diluted share, in the second quarter of 2024;

●	Our equity investment in TEL provided $4.3 million of pre-tax earnings in the second quarter of 2025 compared to $4.1 million in the second quarter of 2024;

●	We distributed a total of $1.8 million to stockholders through cash dividends;

●	Since December 31, 2024, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $49.1 million to $268.7 million, primarily due to repurchasing approximately $35.2 million of common stock outstanding and acquisition related payments of $19.2 million. With available borrowing capacity of $65.5 million under our Credit Facility at June 30, 2025 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of June 30, 2025 was 2.02;

●	Stockholders' equity at June 30, 2025, was $416.9 million; and

●	Tangible book value at June 30, 2025, was $241.7 million.

Outlook

We believe that general freight market fundamentals are slowly improving, although progress is uneven due to ongoing fluctuations in inventory levels, government policies, supply chain patterns, and industry-wide tractor capacity. We believe capacity is slowly exiting the market through a combination of fleet downsizing by larger companies, bankruptcies of smaller companies, and enforcement of English Language Proficiency and B-1 visa regulations. We are optimistic that demand will improve as excess inventories from import pull-forwards are reduced, tax and monetary policy changes take hold, and trade policy becomes clear. Improved market fundamentals typically benefit the general commodity freight within our Expedited, Dedicated, and Managed Freight segments, although the Managed Freight segment can see margin pressure until rates reset.  Outside the general market, the specialized freight within our Dedicated and Expedited segments are growing, and we see resilient demand for our services. We continue to remain focused on positioning the Company to execute quickly and gain operating leverage as conditions improve, continuing to capture new dedicated contracts to expand the fleet organically, and evaluating multiple acquisition and investment opportunities.  Our goal remains to grow profitably and generate meaningful returns for our stockholders while providing world-class career opportunities for our team members.

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

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2025	OR %	2024	OR %	2025	OR %	2024	OR %
Total revenue	$302,854		$287,497		$572,209		$566,260
Total operating expenses	291,291	96.2%	271,920	94.6%	553,019	96.6%	546,348	96.5%
Operating income	$11,563		$15,577		$19,190		$19,912

Adjusted Operating Ratio:	2025	Adj. OR %	2024	Adj. OR %	2025	Adj. OR %	2024	Adj. OR %
Total revenue	$302,854		$287,497		$572,209		$566,260
Fuel surcharge revenue	(26,322)		(30,985)		(52,458)		(62,063)
Freight revenue (total revenue, excluding fuel surcharge)	276,532		256,512		519,751		504,197

Total operating income	11,563		15,577		19,190		19,912
Adjusted for:
Amortization of intangibles	2,746		2,373		5,117		4,744
Contingent consideration liability adjustment	710		720		1,420		8,814
Transaction costs	-		-		149		-
Adjusted operating income	$15,019	94.6%	$18,670	92.7%	$25,876	95.0%	$33,470	93.4%

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

●

Dedicated: The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. The Dedicated reportable segment also provides shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses for Dedicated customers.

●

Managed Freight: The Managed Freight reportable segment includes our brokerage and transport management services (“TMS”). Brokerage services provide logistics capacity by outsourcing the carriage of customers’ freight to third parties. TMS provides comprehensive logistics services on a contractual basis to customers who prefer to outsource their logistics needs.

●

Warehousing: The Warehousing reportable segment provides day-to-day warehouse management services to customers who have chosen to outsource this function. The Warehousing reportable segment also provides shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses for Warehousing customers.

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

Revenue Equipment

At June 30, 2025, we operated 2,401 tractors and 6,639 trailers. Of such tractors, 2,274 were owned, 11 were financed under finance or operating leases, and 116 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,858 were owned and 781 were held under finance or operating leases. At June 30, 2025, our fleet had an average tractor age of 1.8 years and an average trailer age of 5.8 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile, such that we do not have the capital outlay of purchasing or leasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with company owned equipment, such as interest and depreciation, and expenses associated with employee drivers, including driver compensation, fuel, and other expenses, are not incurred with respect to independent contractors. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net income margin, as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2025 TO three and six months ended June 30, 2024

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Freight revenue	$276,532	$256,512	$519,751	$504,197
Fuel surcharge revenue	26,322	30,985	52,458	62,063
Total revenue	$302,854	$287,497	$572,209	$566,260

The increase in total revenue for the three months ended June 30, 2025 compared to 2024 primarily resulted from a $17.2 million, $8.3 million, and $0.1 million increase in Managed Freight, Dedicated, and Warehousing freight revenue, respectively, partially offset by a $5.7 million decrease in Expedited freight revenue as well as a $4.7 million decrease in fuel surcharge revenue. The increase in total revenue for the six months ended June 30, 2025 compared to the 2024 period primarily resulted from a $17.2 million and $8.3 million increase in Dedicated and Managed Freight freight revenue, respectively, partially offset by a $5.7 million and $1.6 million decrease in Expedited and Warehousing freight revenue, respectively, as well as a $9.6 million decrease in fuel surcharge revenue.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Salaries, wages, and related expenses	$109,148	$106,373	$214,100	$206,708
% of total revenue	36.0%	37.0%	37.4%	36.5%
% of freight revenue	39.5%	41.5%	41.2%	41.0%

Salaries, wages, and related expenses for the three and six months ended June 30, 2025, increased on a dollars basis and, with respect to the six months as a percentage of total revenue and freight revenue, primarily as a result of increased salaries, wages, and benefits due to pay increases since the prior period as well as averaging more drivers and tractors due to growth in our Dedicated reportable segment, resulting in higher driver salaries, wages, and benefits. As a percentage of total revenue and freight revenue for the three months ended June 30, 2025, salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we have driver pay, and a higher percentage of revenue from Managed Freight, where we don't have driver pay.

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

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fuel expense	$27,989	$29,093	$56,157	$60,045
% of total revenue	9.2%	10.1%	9.8%	10.6%
% of freight revenue	10.1%	11.3%	10.8%	11.9%

The decreases in total fuel expense are primarily related to lower fuel prices for three and six months ended June 30, 2025 and a 4.0% and 4.5% decrease, respectively, in total miles compared to the 2024 periods.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.12 per gallon, or 3.3%, lower for the quarter ended June 30, 2025 compared with the same quarter in 2024.

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

Net fuel expense is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total fuel surcharge	$26,322	$30,985	$52,458	$62,063
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,725	2,647	3,384	5,201
Company fuel surcharge revenue	$24,597	$28,338	$49,074	$56,862
Total fuel expense	$27,989	$29,093	$56,157	$60,045
Less: Company fuel surcharge revenue	24,597	28,338	49,074	56,862
Net fuel expense	$3,392	$755	$7,083	$3,183
% of freight revenue	1.2%	0.3%	1.4%	0.6%

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

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operations and maintenance	$17,066	$15,552	$32,816	$29,148
% of total revenue	5.6%	5.4%	5.7%	5.1%
% of freight revenue	6.2%	6.1%	6.3%	5.8%

The increases in operations and maintenance for the three and six months ended June 30, 2025 were primarily the result of high demands on equipment as we grow our fleet into niche service areas, including more equipment damage than was experienced in the prior year periods.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue equipment rentals and purchased transportation	$76,791	$62,755	$133,596	$129,506
% of total revenue	25.4%	21.8%	23.3%	22.9%
% of freight revenue	27.8%	24.5%	25.7%	25.7%

The increases in revenue equipment rentals and purchased transportation for the three and six months ended June 30, 2025 were primarily the result of an increase in purchased transportation costs related to new business awarded to the Managed Freight reportable segment during the year that surged during the current quarter. The increases for the six months ended June 30, 2025 were partially offset by a first quarter $7.6 million decrease in purchased transportation costs due to the decline in the spot market that primarily affected the Managed Freight reportable segment. Additionally, total miles run by independent contractors decreased from 8.3% and 8.4% for the three and six months ended June 30, 2024, respectively, to 7.1% and 7.0% for the same 2025 periods, respectively.

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

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating taxes and licenses	$3,436	$2,283	$7,022	$5,644
% of total revenue	1.1%	0.8%	1.2%	1.0%
% of freight revenue	1.2%	0.9%	1.4%	1.1%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Insurance and claims	$17,307	$17,148	$32,590	$32,538
% of total revenue	5.7%	6.0%	5.7%	5.7%
% of freight revenue	6.3%	6.7%	6.3%	6.5%

On a cents per mile basis, insurance and claims increased to 25.1 cents per mile and 24.4 cents per mile for the three and six months ended June 30, 2025, respectively, compared to 23.9 cents per mile and 23.4 cents per mile the 2024 periods, respectively, primarily due to relatively flat insurance and claims expense being spread over decreased miles compared to the same 2024 periods. Miles decreased primarily due to the combination of weather and avian influenza.

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

During the three months ended June 30, 2025, a third-party trucking company hauling a load brokered by us was involved in an accident that resulted in multiple fatalities. The nature and extent of our potential liability, if any, relating to the accident remains uncertain. We expect insurance and claims expense to continue to be volatile over the long-term and in the second half of 2025 to increase compared to that of 2024.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Communications and utilities	$1,481	$1,272	$2,949	$2,675
% of total revenue	0.5%	0.4%	0.5%	0.5%
% of freight revenue	0.5%	0.5%	0.6%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General supplies and expenses	$14,657	$14,477	$28,252	$35,307
% of total revenue	4.8%	5.0%	4.9%	6.2%
% of freight revenue	5.3%	5.6%	5.4%	7.0%

The change in general supplies and expenses for the three months ended June 30, 2025 was insignificant both as a percentage of total revenue and freight revenue. For the six months ended June 30, 2025 general supplies and expenses decreased as the result of the $1.4 million increase in the fair value of the contingent consideration recognized during the 2025 period compared to an increase of $8.8 million recognized during the 2024 period.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation and amortization	$23,121	$22,130	$44,916	$43,238
% of total revenue	7.6%	7.7%	7.8%	7.6%
% of freight revenue	8.4%	8.6%	8.6%	8.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $0.6 million and $1.3 million to $20.4 million and $39.8 million for the three and six months ended June 30, 2025, respectively, compared to $19.7 million and $38.5 million in the same 2024 periods, respectively. Amortization of intangible assets was $2.8 million and $5.1 million for each of the three and six months ended June 30, 2025, respectively, compared to $2.4 million and $4.7 million for the same 2024 periods, respectively. The increase for the three and six months ended June 30, 2025 is due to the amortization of the intangible asset related to the Asset Acquisition.

We expect depreciation and amortization to remain relatively similar for the remainder of 2025, however, changes in the used tractor market have caused us to adjust residual values and increase depreciation, and further adjustments may be necessary in the future. These changes may also cause us to hold assets longer than planned, or experience increased losses on sale. Additionally, growth in our Expedited or Dedicated reportable segments could also increase depreciation and amortization going forward.

Loss on disposition of property and equipment, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss on disposition of property and equipment, net	$295	$837	$621	$1,539
% of total revenue	0.1%	0.3%	0.1%	0.3%
% of freight revenue	0.1%	0.3%	0.1%	0.3%

For the periods presented, the decrease in loss on disposition of property and equipment, net for the three and six months ended June 30, 2025, was insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense, net	$2,470	$3,799	$5,327	$7,137
% of total revenue	0.8%	1.3%	0.9%	1.3%
% of freight revenue	0.9%	1.5%	1.0%	1.4%

The decreases in interest expense for the three and six months ended June 30, 2025 were primarily due to averaging less debt outstanding as compared to the same 2024 periods.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income from equity method investment	$4,268	$4,094	$8,044	$7,770

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three and six months ended June 30, 2025 was insignificant for the periods presented.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income tax expense	$3,521	$3,828	$5,504	$4,677
% of total revenue	1.2%	1.3%	1.0%	0.8%
% of freight revenue	1.3%	1.5%	1.1%	0.9%

The change in income tax expense for the three and six months ended June 30, 2025 was the result of a $2.5 million decrease and a $1.4 million increase in pre-tax income compared to the same 2024 periods. The changes in pre-tax income resulted from the aforementioned changes in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and six months ended June 30, 2025 TO three and six months ended June 30, 2024

The following table summarizes revenue and segment operating income data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Expedited	$97,300	$108,010	$191,993	$213,481
Dedicated	102,277	93,465	195,886	177,947
Managed Freight	77,550	60,366	134,400	123,283
Warehousing	25,727	25,656	49,930	51,549
Total revenues	$302,854	$287,497	$572,209	$566,260

Segment Operating Income(1):
Expedited	$7,466	$12,831	$13,056	$23,699
Dedicated	6,213	12,306	8,260	20,629
Managed Freight	4,462	3,808	8,002	6,538
Warehousing	1,916	2,895	3,760	5,786

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

The decrease in Expedited revenue for the three months ended June 30, 2025 relates to a decrease in average freight revenue per tractor per week of 1.0%, and a $5.0 million decrease in fuel surcharge revenue compared to the 2024 quarter. The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2025 is the result of a 3.5% decrease in average miles per unit partially offset by a 5.0 cents per mile (or 2.4%) increase in average rate per total mile as compared to the 2024 quarter. Expedited team-driven tractors averaged 806 and 845 tractors in the second quarter of 2025 and 2024, respectively.

For the six months ended June 30, 2025, the decrease in Expedited revenue relates to a decrease in average freight revenue per tractor per week of 1.0%, and a $9.5 million decrease in fuel surcharge revenue compared to the same 2024 period. The decrease in average freight revenue per tractor per week for the six months ended June 30, 2025 is the result of a 3.7% decrease in average miles per unit partially offset by a 4.0 cents per mile (or 1.9%) increase in average rate per total mile compared to the same 2024 period. Expedited team-driven tractors averaged 801 and 844 for the six months ended June 30, 2025 and 2024, respectively.

The increase in Dedicated revenue for the three months ended June 30, 2025 relates to a 162, or 11.7% average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 1.4% compared to the 2024 quarter. The decrease in average freight revenue per tractor per week was the result of a 7.7% decrease in average miles per unit partially offset by a 20.0 cents per mile (or 7.0%) increase in average rate per total mile and compared to the 2024 quarter.

For the six months ended June 30, 2025, the increase in Dedicated revenue relates to a 187 (or 14.1%) average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 1.7% compared to the same 2024 period. The decrease in average freight revenue per tractor per week for the six months ended June 30, 2025 is the result of a 10.5% decrease in average miles per unit partially offset by a 26.0 cents per mile (or 9.2%) increase in average rate per total mile compared to the same 2024 period.

For the three and six months ended June 30, 2025, Managed Freight total revenue increased primarily as a result of new business awarded during the year that surged during the three months ended June 30, 2025 as well as the team's effort to identify and execute on overflow capacity for our Expedited reportable segment. In July 2025, we experienced the departure of a key customer of Managed Freight, which we expect will significantly decrease revenue for Managed Freight during the third and fourth quarters of 2025, when compared to the second quarter of 2025.

For the three and six months ended June 30, 2025, Warehousing total revenue remained relatively even compared to the 2024 periods.

The decrease in Expedited segment operating income for the three and six months ended June 30, 2025 was primarily the result of the aforementioned decrease in revenue partially offset by a decrease in Expedited segment operating expenses. The decrease in Expedited segment operating expenses for the three months ended June 30, 2025 was primarily the result of decreases in salaries, wages, and benefits for our professional drivers and fuel expense as a compared to the same 2024 period as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases, exiting less profitable business, and adding more profitable business.

The decrease in Dedicated segment operating income for the three and six months ended June 30, 2025 was primarily the result of an increase in Dedicated segment operating expenses, partially offset by the aforementioned increase in revenue. The increase in Dedicated segment operating expenses for the three and six months ended June 30, 2025, was primarily the result of increased salaries, wages, and benefits for our professional drivers, operations and maintenance costs, purchase transportation, insurance costs, and depreciation expense as a result of growth and increased equipment costs, since the 2024 periods. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The increase in segment operating income for Managed Freight for the three and six months ended June 30, 2025 was primarily the result of the aforementioned increases in Managed Freight Revenue partially offset by an increase in Managed Freight segment operating expenses. The increase in Managed Freight segment operating expenses for the three and six months ended June 30, 2025 was primarily the result of the increases in revenue driving increases in variable expenses, primarily purchased transportation. Going forward, we seek to grow Managed Freight with profitable revenue from new customers (including to replace the key customer we lost in July 2025), work closely with our asset-based segments to capitalize on overflow opportunities when available, and optimize costs to yield longer-term margin goals in the mid-single digits, which will generate an acceptable return on capital given the asset light nature of the business.

The decrease in segment operating income for Warehousing for the three and six months ended June 30, 2025 is the combination of facility related cost increases for which we have not yet negotiated rate increases with our customers and startup-related costs and inefficiencies related to new business.  Going forward, we intend to improve upon the margin within this segment through a combination of rate increases and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $16.7 million and $32.6 million at June 30, 2025 and December 31, 2024, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.8 years at June 30, 2025, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2025 and December 31, 2024 we had $308.8 million and $296.9 million in debt and lease obligations, respectively, consisting of the following:

●	$24.6 million and no outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note, which expires on September 23, 2025;

●	$223.6 million and $233.5 million in revenue equipment installment notes, respectively;

●	$17.1 million and $17.8 million in real estate notes, respectively;

●	$3.6 million and $3.9 million of the principal portion of financing lease obligations, respectively; and

●	$40.0 million and $41.7 million of the operating lease obligations, respectively.

The decrease in revenue equipment installment notes is primarily due to scheduled repayments.

As of June 30, 2025, we had $24.6 borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $65.5 million under the Credit Facility. Additionally, we had $45.0 million of remaining availability of a $45.0 million Draw Note from Triumph which is available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the six months ended June 30, 2025 totaled $52.8 million of expenditures, as compared to $54.8 million of expenditures for the prior year period. During the six months ended June 30, 2025, we took delivery of approximately 385 new tractors and 425 new trailers, while disposing of approximately 193 used tractors and 242 used trailers. Our current fleet plan for the remainder of 2025 includes the delivery of an additional 143 new company replacement tractors and 452 additional new trailers. Net losses on disposal of equipment and real estate in the six months ended June 30, 2025 were $0.6 million compared to $1.5 million. For the balance of 2025, our baseline expectation for net capital expenditures is $50.0 million to $60.0 million, which is more than originally anticipated as a result of growth expected in our Dedicated fleet. Our expected capital expenditures are subject to change based on growth opportunities in our Dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment.

We distributed a total of $3.7 million to stockholders in the first six months of 2025 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities increased to $46.7 million for the six months ended June 30, 2025, compared to $44.1 million for the same 2024 period primarily due to the $1.5 million return on investment from our equity method investee during the 2025 period.

Net cash flows used by investing activities were $53.5 million for the six months ended June 30, 2025, compared to $86.5 million used in the same 2024 period. The decrease in net cash flows used by investing activities was primarily due the timing of our trade cycle whereby we took delivery of approximately 385 new tractors and 425 new trailers, while disposing of approximately 193 used tractors and 242 used trailers during the 2025 period compared to delivery of 464 new tractors and 534 new trailers, while disposing of approximately 567 used tractors and 204 used trailers in the same 2024 period as well as the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period. These decreases were partially offset by the acquisition of a customer relationship during the 2025 period as part of the Asset Acquisition.

Net cash flows used by financing activities were approximately $28.7 million for the six months ended June 30, 2025, compared to $41.4 million provided in the same 2024 period. The increase in net cash flows used by financing activities was primarily a function of $35.6 million of net common stock repurchases (inclusive of excise tax) partially offset by net proceeds relating to our notes payable and our Credit Facility of $14.0 million in the 2025 period compared to net proceeds of $50.0 million in the 2024 period.

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

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. During the three months ended June 30, 2025, we repurchased approximately 1.6 million shares of our class A common stock for $35.2 million (excluding excise tax).

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2025, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2024.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2024, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “Litigation may adversely affect our business, financial condition, and results of operations” from our Annual Report Form 10-K for the year ended December 31, 2024, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2024. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. Additionally, our premiums for certain insurance layers are subject to upward adjustments based on claims experience. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in our insurance premiums, it could lead to increased volatility in our insurance and claims expense and any resulting increases in such expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2025	90,000	$19.93	90,000	$48,206,684
May 1-31, 2025	707,374	22.31	707,374	32,422,448
June 1-30, 2025	753,116	23.38	753,116	14,813,902
Total	1,550,490		1,550,490	$14,813,902

(1)	On April 23, 2025, our Board approved the repurchase of up to $50.0 million of our outstanding Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $35.2 million (excluding excise tax) during the three months ended June 30, 2025.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $3.7 million to stockholders in the first six months of 2025 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the second quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	#	Fourth Amended and Restated Articles of Incorporation
3.2	(1)	Sixth Amended and Restated Bylaws
4.1	#	Fourth Amended and Restated Articles of Incorporation
4.2	(1)	Sixth Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 7, 2025	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer