Form 10-Q
period 2025-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2025-11-07
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 2025).

Class A Common Stock, $.01 par value: 20,347,178 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,686	$35,619
Accounts receivable, net of allowance of $2,001 in 2025 and $2,360 in 2024	150,357	141,635
Drivers' advances and other receivables, net of allowance of $586 in 2025 and $593 in 2024	4,807	3,999
Inventory and supplies	6,145	5,648
Prepaid expenses	20,358	19,975
Assets held for sale	1,169	132
Income taxes receivable	8,752	6,499
Other short-term assets	298	343
Total current assets	194,572	213,850

Property and equipment, at cost	773,638	729,404
Less: accumulated depreciation and amortization	(231,546)	(204,595)
Net property and equipment	542,092	524,809

Goodwill	78,941	78,941
Other intangibles, net	93,559	90,126
Other receivables	21,557	3,163
Other assets, net	94,479	86,470
Noncurrent assets of discontinued operations	-	209
Total assets	$1,025,200	$997,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,618	$31,939
Accrued expenses	59,620	51,328
Current maturities of long-term debt	63,723	64,210
Current portion of finance lease obligations	817	751
Current portion of operating lease obligations	11,266	10,349
Current portion of insurance and claims accrual	24,396	22,700
Total current liabilities	192,440	181,277

Long-term debt	203,911	187,085
Long-term portion of finance lease obligations	2,571	3,192
Long-term portion of operating lease obligations	26,818	31,302
Insurance and claims accrual	39,867	19,134
Deferred income taxes	122,221	117,650
Other long-term liabilities	13,656	19,588
Total liabilities	601,484	559,228
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued and 20,347,178 outstanding as of September 30, 2025; and 21,774,350 shares issued and outstanding as of December 31, 2024	219	218
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	159,672	158,907
Treasury stock at cost; 1,508,700 and no shares as of September 30, 2025 and December 31, 2024, respectively	(35,047)	-
Accumulated other comprehensive income	604	1,035
Retained earnings	298,221	278,133
Total stockholders' equity	423,716	438,340
Total liabilities and stockholders' equity	$1,025,200	$997,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2025 and 2024

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
Revenues
Freight revenue	$268,840	$258,599	$788,591	$762,796
Fuel surcharge revenue	28,049	29,286	80,507	91,349
Total revenue	$296,889	$287,885	$869,098	$854,145

Operating expenses:
Salaries, wages, and related expenses	$109,745	$110,815	$323,845	$317,523
Fuel expense	29,506	28,545	85,663	88,590
Operations and maintenance	19,352	17,690	52,168	46,838
Revenue equipment rentals and purchased transportation	72,908	64,434	206,504	193,940
Operating taxes and licenses	3,304	3,227	10,326	8,871
Insurance and claims	14,179	12,241	46,769	44,779
Communications and utilities	1,631	1,330	4,580	4,005
General supplies and expenses	15,872	11,937	44,124	47,244
Depreciation and amortization	22,953	21,222	67,869	64,460
Loss on disposition of property and equipment, net	(487)	209	134	1,748
Total operating expenses	288,963	271,650	841,982	817,998
Operating income	7,926	16,235	27,116	36,147
Interest expense, net	3,468	3,204	8,795	10,341
Income from equity method investment	(3,578)	(3,993)	(11,622)	(11,763)
Income before income taxes	8,036	17,024	29,943	37,569
Income tax expense	1,772	4,141	7,276	8,817
Income from continuing operations, net of tax	6,264	12,883	22,667	28,752
Income from discontinued operations, net of tax	2,829	150	2,829	450
Net income	$9,093	$13,033	$25,496	$29,202

Basic income per share: (1)
Income from continuing operations	$0.25	$0.49	$0.88	$1.09
Income from discontinued operations	0.11	0.01	0.11	0.02
Net income per share	$0.36	$0.49	$0.99	$1.11
Diluted income per share: (1)
Income from continuing operations	$0.24	$0.46	$0.83	$1.04
Income from discontinued operations	0.11	0.01	0.10	0.02
Net income per share	$0.35	$0.47	$0.94	$1.06
Basic weighted average shares outstanding	25,030	26,354	25,872	26,274
Diluted weighted average shares outstanding	26,301	27,802	27,156	27,654

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and nine months ended September 30, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$9,093	$13,033	$25,496	$29,202

Other comprehensive income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($1) and $88 in 2025 and $152 and ($20) in 2024, respectively	4	(435)	(253)	57
Reclassification of cash flow hedge gains into statement of operations, net of tax of $20 and $62 in 2025 and $34 and $103 in 2024, respectively	(58)	(96)	(178)	(294)
Total other comprehensive loss(1)	(54)	(531)	(431)	(237)

Comprehensive income	$9,039	$12,502	$25,065	$28,965

(1)	It is the Company’s policy to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2025 and 2024

(Unaudited and in thousands)

	For the Three and Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340
Net income	-	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,858)	(1,858)
Other comprehensive loss	-	-	-	-	(253)	-	(253)
Stock-based employee compensation expense	-	-	1,011	-	-	-	1,011
Exercise of stock options	1	-	399	-	-	-	400
Issuance of restricted shares, net	-	-	(559)	-	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$-	$782	$282,838	$443,644
Net income	-	-	-	-	-	9,840	9,840
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,797)	(1,797)
Share repurchase	-	-	-	(35,561)	-	-	(35,561)
Other comprehensive loss	-	-	-	-	(124)	-	(124)
Stock-based employee compensation expense	-	-	920	-	-	-	920
Issuance of restricted shares, net	-	-	(865)	817	-	-	(48)
Balances at June 30, 2025	$219	$47	$159,813	$(34,744)	$658	$290,881	$416,874
Net income	-	-	-	-	-	9,093	9,093
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,753)	(1,753)
Other comprehensive income	-	-	-	-	(54)	-	(54)
Share repurchase	-	-	-	(1,017)	-	-	(1,017)
Stock-based employee compensation expense	-	-	1,065	-	-	-	1,065
Issuance of restricted shares, net	-	-	(1,206)	714	-	-	(492)
Balances at September 30, 2025	$219	$47	$159,672	$(35,047)	$604	$298,221	$423,716

	For the Three and Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	3,974	3,974
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,443)	(1,443)
Other comprehensive income	-	-	-	-	260	-	260
Exercise of stock options	-	-	150	278	-	-	428
Stock-based employee compensation expense	-	-	947	-	-	-	947
Issuance of restricted shares, net	-	-	(248)	(91)	-	-	(339)
Balances at March 31, 2024	$161	$24	$156,695	$(132,159)	$1,076	$381,450	$407,247
Net income	-	-	-	-	-	12,194	12,194
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,448)	(1,448)
Other comprehensive income	-	-	-	-	34	-	34
Exercise of stock options	-	-	195	386	-	-	581
Stock-based employee compensation expense	-	-	765	-	-	-	765
Issuance of restricted shares, net	-	-	(207)	207	-	-	-
Balances at June 30, 2024	$161	$24	$157,448	$(131,566)	$1,110	$392,196	$419,373
Net income	-	-	-	-	-	13,033	13,033
Cash dividend ($0.055 per common share)	-	-	-	-	-	(1,450)	(1,450)
Other comprehensive income	-	-	-	-	(531)	-	(531)
Stock-based employee compensation expense	-	-	988	-	-	-	988
Issuance of restricted shares, net	-	-	45	94	-	-	139
Balances at September 30, 2024	$161	$24	$158,481	$(131,472)	$579	$403,779	$431,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2025 and 2024

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$25,496	$29,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	-	(46)
Reversal of gain on sales to equity method investee	(2)	(28)
Depreciation and amortization	67,869	64,460
Deferred income tax expense	5,253	5,426
Income tax expense arising from restricted share vesting and stock options exercised	(322)	(658)
Stock-based compensation expense	2,996	2,700
Income from equity method investment	(11,622)	(11,763)
Return on investment from equity method investee	5,145	3,675
(Gain) loss on disposition of property and equipment	(3,039)	1,748
Changes in operating assets and liabilities:
Receivables and advances	(11,453)	7,704
Prepaid expenses and other assets	(1,659)	(4,080)
Inventory and supplies	(497)	(1,261)
Insurance and claims accrual	3,705	8,242
Accounts payable and accrued expenses	6,231	(4,360)
Net cash flows provided by operating activities	88,101	100,961

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(4,556)
Other investments	(788)	(488)
Purchase of property and equipment	(119,044)	(131,494)
Proceeds from disposition of property and equipment	30,651	32,332
Net cash flows used in investing activities	(89,181)	(104,206)

Cash flows from financing activities:
Cash dividend	(5,408)	(4,341)
Proceeds from notes payable	86,174	104,785
Repayments of notes payable	(69,835)	(45,949)
Repayments of finance lease obligations	(555)	(553)
Proceeds under revolving credit facility	75,214	57,247
Repayments under revolving credit facility	(75,214)	(68,826)
Payment of contingent consideration liability	(4,951)	(7,023)
Proceeds from exercise of stock options	399	1,147
Payment of minimum tax withholdings on stock compensation	(1,099)	(339)
Common stock repurchased	(36,578)	-
Net cash flows (used in) provided by financing activities	(31,853)	36,148

Net change in cash and cash equivalents	(32,933)	32,903

Cash and cash equivalents at beginning of period	35,619	2,294
Cash and cash equivalents at end of period	$2,686	$35,197

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2024, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the utilization profile of the equipment associated with its reportable segment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the quarter ended June 30, 2024, we performed a review of our estimates and, due to a weak used revenue equipment market, we increased the rate of depreciation on revenue equipment in the period resulting in an additional $1.2 million and $3.8 million of depreciation expense during the three and nine months ended  September 30, 2024, respectively.

Recent Accounting Pronouncements

Accounting standards not yet adopted

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. The standard becomes effective for us on January 1, 2028, for annual and interim periods and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect adoption of this guidance to have a material effect on our consolidated financial statements.

In  November 2024, the FASB  issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The guidance in this ASU is effective for all public entities for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The update  may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

In  December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after  December 15, 2024. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerators:
Income from continuing operations	$6,264	$12,883	$22,667	$28,752
Income from discontinued operations	2,829	150	2,829	450
Net income	$9,093	$13,033	$25,496	$29,202
Denominator:
Denominator for basic income per share – weighted-average shares	25,030	26,354	25,872	26,274
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	120	150	137	142
Equivalent shares issuable upon conversion of unvested employee stock options	1,151	1,298	1,147	1,238
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	26,301	27,802	27,156	27,654

Basic income per share(1):
Income from continuing operations	$0.25	$0.49	$0.88	$1.09
Income from discontinued operations	0.11	0.01	0.11	0.02
Net income per share	$0.36	$0.49	$0.99	$1.11
Diluted income per share: (1)
Income from continuing operations	$0.24	$0.46	$0.83	$1.04
Income from discontinued operations	0.11	0.01	0.10	0.02
Net income per share	$0.35	$0.47	$0.94	$1.06
(1)	Total may not sum due to rounding.

There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2025 and 2024. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2025 and 2024.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	September 30, 2025	December 31, 2024	Input Level
Interest rate swaps	815	1,397	2
Contingent consideration	(22,001)	(27,794)	3
Cash surrender value life insurance policies	4,777	3,370	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  September 30, 2025, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

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

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended September 30, 2025, there were contingent payments made of $0.4 million as a result of the Asset Acquisition. During the nine months ended September 30, 2025, there were contingent payments made of $12.5 million based on LTST's results for the first calendar year following closing and $0.4 million as a result of the Asset Acquisition. During the three months ended September 30, 2024, there were no contingent payments made. During the nine months ended September 30, 2024, there were contingent payments made of $10.0 million based on AAT's results for the second post-acquisition year. Of the $12.9 million paid for the contingent consideration liability during 2025, $5.0 million was classified as financing cash flows and $7.9 million was classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased $0.7 million and $0.7 million related to a change in the fair value for the LTST contingent consideration for the three months ended September 30, 2025 and 2024, respectively and $2.1 million and $9.5 million related to a change in the fair value for the LTST contingent consideration for the nine months ended September 30, 2025 and 2024, respectively. Additionally, contingent consideration increased $5.0 million for the nine months ended September 30, 2025 as a result of the Asset Acquisition. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2025:

	December 31, 2024	Additions	Adjustments to fair market value	Payments	September 30, 2025
Contingent consideration	$(27,794)	$(5,000)	$(2,128)	$12,921	$(22,001)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2025 and 2024:

(in thousands)
Three Months Ended September 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$80,184	$91,581	$72,220	$24,802	$268,787
Fuel surcharge revenue(1)	14,448	13,439	-	162	28,049
Subtotal operating revenues	$94,632	$105,020	$72,220	$24,964	$296,836
Other revenues					53
Total revenue					$296,889

Operating expenses:
Salaries, wages, and related expenses	30,756	43,760	2,758	12,044
Fuel expense	14,584	14,690	-	167
Operations and maintenance	10,099	12,667	689	1,471
Revenue equipment rentals and purchased transportation	17,742	8,453	62,545	1,052
Operating taxes and licenses	356	667	18	383
Insurance and claims	6,647	5,057	205	220
Communications and utilities	-	196	7	249
General supplies and expenses	235	482	769	4,161
Depreciation and amortization	1	4,369	22	461
Loss on disposition of property and equipment, net	-	(63)	-	-
Total allocated overhead	9,133	10,643	2,247	2,258
Segment operating expenses	89,553	100,921	69,260	22,466	282,200
Subtotal operating income	$5,079	$4,099	$2,960	$2,498	$14,689
Other (2)					(6,763)
Total consolidated operating income					7,926
Interest expense, net					(3,468)
Income from equity method investment					3,578
Income before income taxes					$8,036

(in thousands)
Three Months Ended September 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$87,363	$82,676	$63,385	$25,175	$258,599
Fuel surcharge revenue(1)	16,951	12,039	-	296	29,286
Subtotal operating revenues	$104,314	$94,715	$63,385	$25,471	$287,885
Other revenues					-
Total revenue					$287,885

Operating expenses:
Salaries, wages, and related expenses	33,750	36,873	2,756	11,589
Fuel expense	15,469	12,686	-	347
Operations and maintenance	10,182	8,998	968	1,374
Revenue equipment rentals and purchased transportation	16,571	7,361	53,067	1,241
Operating taxes and licenses	358	461	11	506
Insurance and claims	6,638	4,176	428	203
Communications and utilities	-	140	5	224
General supplies and expenses	256	486	766	4,329
Depreciation and amortization	4	3,317	21	455
Gain on disposition of property and equipment, net	-	(132)	-	-
Total allocated overhead	8,814	9,555	2,417	2,452
Segment operating expenses	92,042	83,921	60,439	22,720	259,122
Segment operating income	$12,272	$10,794	$2,946	$2,751	$28,763
Other (2)					(12,528)
Total consolidated operating income					16,235
Interest expense, net					(3,204)
Income from equity method investment					3,993
Income before income taxes					$17,024

(in thousands)
Nine Months Ended September 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$243,662	$263,827	$206,620	$74,429	$788,538
Fuel surcharge revenue(1)	42,963	37,079	-	465	80,507
Subtotal operating revenues	$286,625	$300,906	$206,620	$74,894	$869,045
Other revenues					53
Total revenue					$869,098

Operating expenses:
Salaries, wages, and related expenses	94,398	125,160	7,880	35,822
Fuel expense	43,854	41,328	-	498
Operations and maintenance	31,263	34,581	1,195	4,154
Revenue equipment rentals and purchased transportation	51,439	26,027	176,734	3,302
Operating taxes and licenses	1,033	1,927	84	1,732
Insurance and claims	19,964	15,221	361	666
Communications and utilities	1	583	25	716
General supplies and expenses	704	1,616	2,444	13,308
Depreciation and amortization	4	12,658	65	1,419
Loss on disposition of property and equipment, net	-	225	-	-
Total allocated overhead	25,830	29,308	6,870	7,019
Segment operating expenses	268,490	288,634	195,658	68,636	821,418
Segment operating income	$18,135	$12,272	$10,962	$6,258	$47,680
Other (2)					(20,564)
Total consolidated operating income					27,116
Interest expense, net					(8,795)
Income from equity method investment					11,622
Income before income taxes					$29,943

(in thousands)
Nine Months Ended September 30, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$262,881	$237,124	$186,668	$76,123	$762,796
Fuel surcharge revenue(1)	54,914	35,538	-	897	91,349
Subtotal operating revenues	$317,795	$272,662	$186,668	$77,020	$854,145
Other revenues					-
Total revenue					$854,145

Operating expenses:
Salaries, wages, and related expenses	103,673	104,485	6,819	35,270
Fuel expense	50,028	37,589	-	1,155
Operations and maintenance	30,050	27,110	1,149	4,092
Revenue equipment rentals and purchased transportation	50,892	22,634	158,638	3,671
Operating taxes and licenses	1,310	1,002	34	1,794
Insurance and claims	19,968	11,830	676	601
Communications and utilities	1	315	16	669
General supplies and expenses	704	1,605	2,267	12,679
Depreciation and amortization	19	8,557	63	1,291
Gain on disposition of property and equipment, net	-	(170)	-	-
Total allocated overhead	25,177	26,283	7,523	7,262
Segment operating expenses	281,822	241,240	177,185	68,484	768,731
Segment operating income	$35,973	$31,422	$9,483	$8,536	$85,414
Other (2)					(49,267)
Total consolidated operating income					36,147
Interest expense, net					(10,341)
Income from equity method investment					11,763
Income before income taxes					$37,569

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2025 is unchanged since  December 31, 2024.

The net deferred tax liability of $122.2 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. The Company has determined that a valuation allowance was not necessary at September 30, 2025 for its deferred tax assets since it is more likely than not they will be realized from the future reversals of temporary differences. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA, among other things, includes provisions for accelerated tax depreciation, modifications to the net interest deduction limitations, and the rollback of certain alternative energy provisions. Based on preliminary analysis, we anticipate our deferred tax liability for fixed assets to increase by approximately $31.0 million related to bonus depreciation. We are continuing to model the effects of the OBBBA, such as Section 163(j) and Section 174, with no other adjustments expected as of September 30, 2025.

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.2% at September 30, 2025, and 5.4% at December 31, 2024, due in monthly installments with final maturities at various dates ranging from February 2028 to September 2031, secured by related revenue equipment	62,330	188,505	62,860	170,629
Real estate notes; interest rate of 6.1% at September 30, 2025 and 6.3% at December 31, 2024 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,393	15,406	1,350	16,456
Total debt	63,723	203,911	64,210	187,085
Principal portion of finance lease obligations, secured by related revenue equipment	817	2,571	751	3,192
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	11,266	26,818	10,349	31,302
Total debt and lease obligations	$75,806	$233,300	$75,310	$221,579

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

We had no borrowings outstanding under the Credit Facility as of September 30, 2025, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $90.1 million. As of September 30, 2025, there were no base rate or SOFR loans. Based on availability as of September 30, 2025 and 2024, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2028 to September 2031. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $21.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2025, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

In connection with the settlement of a dispute related to the sale of Transport Financial Services (the "TFS Settlement"), in September 2020, TBK Bank, SSB, as lender and agent for Triumph (“TBK Bank”), provided the Company with a $45 million line of credit (the “Draw Note”), the proceeds of which were to be used solely to satisfy our indemnification obligations under the TFS Settlement. The Draw Note expired September 23, 2025.

Note 7.	Lease Obligations

The finance leases in effect at  September 30, 2025 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at September 30, 2025 and 2024 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$218	$122	$655	$368
Interest on lease liabilities	112	215	355	636
Operating lease cost	3,390	3,648	11,219	10,607
Variable lease cost	(3)	50	(71)	199
Short-term lease cost	1,652	802	4,336	2,776
Total lease cost	$5,369	$4,837	$16,494	$14,586

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	112	215	355	636
Operating cash flows from operating leases	2,534	2,851	8,578	8,286
Financing cash flows from finance leases	190	188	555	553
Right-of-use assets obtained in exchange for new finance lease liabilities	-	-	-	815
Right-of-use assets obtained in exchange for new operating lease liabilities	702	4,783	4,991	13,753
Weighted-average remaining lease term—finance leases (in years)	4.9	3.5
Weighted-average remaining lease term—operating leases (in years)	3.8	4.6
Weighted-average discount rate—finance leases	6.1%	13.5%
Weighted-average discount rate—operating leases	8.8%	8.6%

As of  September 30, 2025 and December 31, 2024, right-of-use assets of $36.0 million and $40.0 million for operating leases and $3.0 million and $4.6 million for finance leases, respectively, are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2025, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2025 (1)	3,473	$303
2026	13,695	1,212
2027	12,148	1,212
2028	6,450	930
2029	3,703	340
Thereafter	4,563	529
Total minimum lease payments	$44,032	$4,526
Less: amount representing interest	(5,948)	(1,138)
Present value of minimum lease payments	$38,084	$3,388
Less: current portion	(11,266)	(817)
Lease obligations, long-term	$26,818	$2,571

(1) Excludes the nine months ended September 30, 2025.

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2025, there were 1,814,712 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and expense of $2.4 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended September 30, 2025 and 2024 and $0.6 million for each of the nine months ended September 30, 2025 and 2024. Of the stock compensation expense recorded for the three months ended September 30, 2025 and 2024, $0.9 million and $0.8 million relates to restricted shares, respectively, and, for the nine months ended September 30, 2025 and 2024, $2.4 million and $1.5 million relates to restricted shares, respectively. There were no unvested employee stock options or related stock compensation expense for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, $0.6 million of the stock compensation expense recorded related to unvested employee stock options.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2025, certain participants elected to forfeit receipt of an aggregate of 42,593 shares of Class A common stock at a weighted average per share price of $25.81 based on the closing price of our Class A common stock on the dates the shares vested in 2025, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.	Commitments and Contingencies

Legal Proceedings

From time-to-time, we are a party to litigation arising in the ordinary course of business, most of which involves claims for personal injury, workers’ compensation, and/or property damage incurred in connection with the transportation of freight. We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses, including legal and other direct costs associated with a claim, when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated.

There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. The Company’s business, results of operations, financial condition, or liquidity could be materially and adversely affected by the resolution of one or more of these contingencies.

In 2025, a third-party trucking company hauling a load brokered by the Company and using a trailer owned by the Company was involved in an accident that resulted in five fatalities and injuries to at least one other person. There are several possible defendants in the case, facts are still being developed, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The Company has concluded that a loss is probable in the case, but given the preliminary nature of the proceedings, the Company cannot reasonably estimate a range of possible losses at this time in excess of the amount accrued for legal costs. As of September 30, 2025, the Company accrued $0.5 million for legal costs associated with the accident, but it has not recorded any other liability related to the accident. To the extent the Company is found to have liability related to the accident, and the damages awarded against the Company exceed the Company’s coverage limits, involve significant aggregate use of the Company’s self-insured retention amounts, or cause increases in the Company’s insurance premiums, the Company’s insurance and claims expense would be volatile and increase.  Any resulting increases in such expenses could have a materially adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

Other Commitments and Contingencies

We had $19.9 million and $19.8 million of outstanding and undrawn letters of credit as of September 30, 2025 and December 31, 2024. The letters of credit are maintained primarily to support our insurance programs. Additionally, we had $45.0 million of availability on a line of credit from Triumph solely to fund any indemnification owed to Triumph in relation to the TFS Settlement which expired September 23. 2025. As of  September 30, 2025 the remaining contingent liability was $0.2 million.

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

As of September 30, 2025, we had a revenue equipment operating lease liability to TEL of $8.4 million. During the quarter ended March 31, 2024, we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. No other transactions with TEL were material for the three or nine months ended September 30, 2025 and 2024.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2025 net income through September 30, 2025, or $11.6 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  September 30, 2025 and December 31, 2024 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2025	December 31, 2024
Accounts receivable from TEL	Driver advances and other receivables	$4	$-
Accounts payable to TEL	Accrued expenses	$373	$275
Investment in TEL	Other assets	$83,885	$77,405
Operating lease obligations	Current and long-term portion of operating lease obligations	$8,393	$10,092

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and our accounts payable to TEL primarily related to leased revenue equipment payment accruals.

Note 11.	Goodwill, Intangibles, and Other Assets

During the nine months ended September 30, 2025 we acquired an $11.2 million customer relationship for the Dedicated reportable segment through the Asset Acquisition.

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $7.8 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2025 and  December 31, 2024 is as follows:

(in thousands)	September 30, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,637)	$1,865
Managed Freight	1,089	(923)	166
Warehousing	999	(885)	114
Total trade name	6,590	(4,445)	2,145	89
Non-compete agreement:
Dedicated	4,670	(2,821)	1,849
Managed Freight	380	(198)	182
Total non-compete agreement	5,050	(3,019)	2,031	19
Customer relationships:
Dedicated	71,374	(15,708)	55,666
Managed Freight	7,312	(2,695)	4,617
Warehousing	12,436	(7,514)	4,922
Total customer relationships:	91,122	(25,917)	65,205	138
Credentialing:
Expedited	32,000	(7,822)	24,178
Total credentialing	32,000	(7,822)	24,178	136
Total other intangible assets	$134,762	$(41,203)	$93,559	133

(in thousands)	December 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,479)	$2,023
Managed Freight	1,089	(910)	179
Warehousing	999	(885)	114
Total trade name	6,590	(4,274)	2,316	98
Non-compete agreement:
Dedicated	4,670	(1,946)	2,724
Managed Freight	380	(127)	253
Total non-compete agreement	5,050	(2,073)	2,977	28
Customer relationships:
Dedicated	60,172	(12,142)	48,030
Managed Freight	7,312	(1,987)	5,325
Warehousing	12,436	(6,736)	5,700
Total customer relationships:	79,920	(20,865)	59,055	149
Credentialing:
Expedited	32,000	(6,222)	25,778
Total credentialing	32,000	(6,222)	25,778	145
Total other intangible assets	$123,560	$(33,434)	$90,126	142

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2025 (1)	2,652
2026	10,609
2027	9,799
2028	9,340
2029	9,328
Thereafter	51,331

(1) Excludes the nine months ended September 30, 2025.

There were no changes to the carrying amount of goodwill from $78.9 million at December 31, 2024. A summary of the carrying amount of goodwill is as follows:

(in thousands)
	Expedited	Dedicated	Managed Freight	Warehousing
Balance at September 30, 2025	$15,699	$32,575	$8,917	$21,750

At September 30, 2025, our insurance program involves self-insurance to certain risk retention levels. We accrue claims above our self-insured retention and record a corresponding receivable for the amounts we expect to collect from insurers upon settlement of such claims. We have $19.4 million and $0.6 million as other long-term receivables and as a corresponding accrual in the long-term portion of insurance and claims accruals on our condensed consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will pay their portion of such claims at September 30, 2025 and December 31, 2024, respectively.

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

On  February 10, 2025, our Board declared a cash dividend of $0.07 per share which was paid on  March 28, 2025, to stockholders of record on  March 7, 2025. On  May 14, 2025, our Board declared a cash dividend of $0.07 per share which was paid on  June 27, 2025, to stockholders of record on  June 6, 2025. On  August 12, 2025, our Board declared a cash dividend of $0.07 per share which was paid on  September 26, 2025, to stockholders of record on  September 5, 2025.

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million during the nine months ended September 30, 2025.

Note 13.	Subsequent Events

In October 2025, we acquired certain assets of a small logistics and brokerage company. The Asset Purchase Agreement includes an earnout component based on the average adjusted earnings before interest, taxes, depreciation, and amortization reported for operations associated with the purchased assets for the three years ending  December 31, 2028 with advance payments being made for incremental targets at each of the years ending December 31, 2026 and 2027. The total purchase price, excluding any earnout achieved, was approximately $30.0 million. The purchase accounting, including the valuation of the earnout, has not yet been completed.

Based on adverse claims development after September 30, 2025, through the date of this report, management anticipates the insurance and claims accrual rate experienced for each of the first three quarters of 2025 will be increased an additional $4.0 million and $9.0 million in the fourth quarter of 2025.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies and insurance and claims accruals, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-Q for the quarter ended June 30, 2025 and our Form 10-K for the year ended December 31, 2024. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-Q for the quarter ended June 30, 2025 and our Form 10-K for the year ended December 31, 2024, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our third quarter earnings were $0.35 per diluted share, reflecting essentially flat year-over-year performance in our asset-light business units and lower performance in our Truckload business units, mainly attributable to higher costs and under-utilized equipment. We continued to invest in and grow within certain industries that our dedicated fleet services with new start-up contracts, which weighed on third quarter margins but are expected to improve over time. Meanwhile, we continue to evaluate contracts in the rest of our Truckload business for improvement or exit. Overall, we expect modest contraction in our combined Truckload fleet and growth in our asset light segments as we allocate capital toward better returning business units. This process may impact quarterly financial results as we grow and shrink certain segments, adjust staffing needs, and dispose of equipment in potentially volatile used equipment markets.

Additional items of note for the third quarter of 2025 include the following:

●

Total revenue of $296.9 million, an increase of 3.1% compared with the third quarter of 2024, and freight revenue (which excludes revenue from fuel surcharges) of $268.8 million, an increase of 4.0% compared with the third quarter of 2024;

●	Operating income of $7.9 million, compared with $16.2 million in the third quarter of 2024;

●

Net income of $9.1 million, or $0.35 per diluted share, compared with $13.0 million, or $0.47 per diluted share, in the third quarter of 2024. Net income from continuing operations of $6.3 million, or $0.24 per diluted share, compared to $12.9 million or $0.46 per diluted share, in the third quarter of 2024. Net income from discontinued operations of $2.8 million, or $0.11 per diluted share, compared to $0.2 million, or $0.01 per diluted share, in the third quarter of 2024;

●	Our equity investment in TEL provided $3.6 million of pre-tax earnings in the third quarter of 2025 compared to $4.0 million in the third quarter of 2024;

●	We distributed a total of $1.8 million to stockholders through cash dividends;

●	Since December 31, 2024, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $48.7 million to $268.3 million, primarily due to repurchasing approximately $36.2 million of common stock outstanding and acquisition related payments of $19.2 million. With available borrowing capacity of $90.1 million under our Credit Facility at September 30, 2025 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of September 30, 2025 was 2.14;

●	Stockholders' equity at September 30, 2025, was $423.7 million; and

●	Tangible book value at September 30, 2025, was $251.2 million.

Outlook

Our outlook is impacted by both short-term and long-term factors. The reasons include expected lower profits from our minority investment in TEL attributable to credit losses in their small-carrier customer base, the impact of the U.S. government shutdown on our Department of Defense business, an expected increase in claims accruals, and loss of a large Managed Freight customer rolling off faster than the ramp up of a brokerage opportunity. These negative factors are expected to more than outweigh our current expectation of a modest peak season boost to Expedited and Managed Freight. Over the intermediate to long term, capacity exits seem to be accelerating based on publicly announced bankruptcies of small carriers and our observation of TEL’s customer base, as well as increased enforcement of government policies.  In addition, there are potential demand drivers from unwinding excess inventories from import pull-forwards, tax and monetary policies, and clarification of trade policy. We have internal plans and opportunities to continue to grow certain dedicated and warehouse business that has the potential to yield acceptable margins and hold or downsize our other Truckload capacity until returns improve. To the extent we downsize capacity, we may experience severance, equipment disposal, and other costs that create uneven results in a given quarter but are expected to lead to stronger and more sustained results over time.

In sum, we expect improving market conditions and our internal plan to produce operating leverage and higher earnings and return on capital over time, although individual quarters may be volatile. With an experienced team, an attractive business mix, and a disciplined approach to capital allocation, we believe Covenant is well-positioned for the future.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2025	OR %	2024	OR %	2025	OR %	2024	OR %
Total revenue	$296,889		$287,885		$869,098		$854,145
Total operating expenses	288,963	97.3%	271,650	94.4%	841,982	96.9%	817,998	95.8%
Operating income	$7,926		$16,235		$27,116		$36,147

Adjusted Operating Ratio:	2025	Adj. OR %	2024	Adj. OR %	2025	Adj. OR %	2024	Adj. OR %
Total revenue	$296,889		$287,885		$869,098		$854,145
Fuel surcharge revenue	(28,049)		(29,286)		(80,507)		(91,349)
Freight revenue (total revenue, excluding fuel surcharge)	268,840		258,599		788,591		762,796

Total operating income	7,926		16,235		27,116		36,147
Adjusted for:
Amortization of intangibles	2,653		2,372		7,770		7,116
Contingent consideration liability adjustment	710		720		2,130		9,534
Transaction costs	-		-		149		-
Employee separation costs	1,375		-		1,375		-
Lease abandonment and customer exit costs	429		-		429		-
Abandonment of long-lived software	1,884		-		1,884		-
Adjusted operating income	$14,977	94.4%	$19,327	92.5%	$40,853	94.8%	$52,797	93.1%

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

Revenue Equipment

At September 30, 2025, we operated 2,434 tractors and 6,851 trailers. Of such tractors, 2,317 were owned, 10 were financed under finance or operating leases, and 107 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 6,070 were owned and 781 were held under finance or operating leases. At September 30, 2025, our fleet had an average tractor age of 1.9 years and an average trailer age of 5.8 years. Due to an administrative error in the third quarter earnings release, the number of tractors at September 30, 2025, was reported as 1,487 tractors, instead of 2,434 tractors. The weighted average tractors for the period ended September 30, 2025 was correctly reported in the earnings release as 2,400 tractors.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2025 TO three and nine months ended September 30, 2024

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Freight revenue	$268,840	$258,599	$788,591	$762,796
Fuel surcharge revenue	28,049	29,286	80,507	91,349
Total revenue	$296,889	$287,885	$869,098	$854,145

The increase in total revenue for the three months ended September 30, 2025 compared to 2024 primarily resulted from an $8.9 million and $8.8 million  increase in freight revenue for Dedicated and Managed Freight, respectively, partially offset by a $7.2 million and  $0.4 million decrease in freight revenue for Expedited and Warehousing, respectively, as well as a $1.2 million decrease in fuel surcharge revenue. The increase in total revenue for the nine months ended September 30, 2025 compared to the 2024 period primarily resulted from a $26.7 million and $20.0 million increase in freight revenue for Dedicated and Managed Freight, respectively, partially offset by a $19.2 million and $1.7 million decrease in freight revenue for Expedited and Warehousing, respectively, as well as a $10.8 million decrease in fuel surcharge revenue.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Salaries, wages, and related expenses	$109,745	$110,815	$323,845	$317,523
% of total revenue	37.0%	38.5%	37.3%	37.2%
% of freight revenue	40.8%	42.9%	41.1%	41.6%

Salaries, wages, and related expenses decreased for the three months ended September 30, 2025 compared to the same 2024 period primarily as a result of decreased workers' compensation and group health expenses partially offset by an increase in the use of third party contractors. For the nine months ended September 30, 2025 compared to the same 2024 period this category increased due to pay increases since the prior period as well as averaging more drivers and tractors due to growth in our Dedicated reportable segment, resulting in higher driver salaries, wages, and benefits. As a percentage of freight revenue for the nine months ended September 30, 2025, salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we have driver pay, and a higher percentage of revenue from Managed Freight, where we don't have driver pay.

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

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fuel expense	$29,506	$28,545	$85,663	$88,590
% of total revenue	9.9%	9.9%	9.9%	10.4%
% of freight revenue	11.0%	11.0%	10.9%	11.6%

The increase in total fuel expense for the three months ended September 30, 2025 is primarily related to higher fuel prices partially offset by a 1.6% decrease in total miles compared to the 2024 period. The decrease in total fuel expense for the nine months ended September 30, 2025 is primarily related to a 3.6% decrease in total miles compared to the 2024 period, partially offset by higher fuel prices.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $0.19 per gallon, or 5.3%, higher for the quarter ended September 30, 2025 compared with the same quarter in 2024.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total fuel surcharge	$28,049	$29,286	$80,507	$91,349
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,877	2,225	5,261	7,426
Company fuel surcharge revenue	$26,172	$27,061	$75,246	$83,923
Total fuel expense	$29,506	$28,545	$85,663	$88,590
Less: Company fuel surcharge revenue	26,172	27,061	75,246	83,923
Net fuel expense	$3,334	$1,484	$10,417	$4,667
% of freight revenue	1.2%	0.6%	1.3%	0.6%

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operations and maintenance	$19,352	$17,690	$52,168	$46,838
% of total revenue	6.5%	6.1%	6.0%	5.5%
% of freight revenue	7.2%	6.8%	6.6%	6.1%

The increases in operations and maintenance for the three and nine months ended September 30, 2025 were primarily the result of high demands on equipment as we grow our fleet into niche service areas, including more equipment damage than was experienced in the prior year periods.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue equipment rentals and purchased transportation	$72,908	$64,434	$206,504	$193,940
% of total revenue	24.6%	22.4%	23.8%	22.7%
% of freight revenue	27.1%	24.9%	26.2%	25.4%

The increases in revenue equipment rentals and purchased transportation for the three and nine months ended September 30, 2025 were primarily the result of an increase in purchased transportation costs related to new business awarded to the Managed Freight reportable segment during the year. The increases for the nine months ended September 30, 2025 were partially offset by a first quarter $7.6 million decrease in purchased transportation costs due to the decline in the spot market that primarily affected the Managed Freight reportable segment. Additionally, total miles run by independent contractors decreased from 7.9% and 8.2% for the three and nine months ended September 30, 2025, respectively, to 7.7% and 7.2% for the same 2025 periods, respectively.

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

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating taxes and licenses	$3,304	$3,227	$10,326	$8,871
% of total revenue	1.1%	1.1%	1.2%	1.0%
% of freight revenue	1.2%	1.2%	1.3%	1.2%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Insurance and claims	$14,179	$12,241	$46,769	$44,779
% of total revenue	4.8%	4.3%	5.4%	5.2%
% of freight revenue	5.3%	4.7%	5.9%	5.9%

On a cents per mile basis, insurance and claims increased to 20.9 cents per mile and 23.2 cents per mile for the three and nine months ended September 30, 2025, respectively, compared to 17.4 cents per mile and 21.3 cents per mile the 2024 periods, respectively, primarily due to increased insurance and claims expense being spread over decreased miles compared to the same 2024 periods. Miles decreased primarily due to the combination of weather and avian influenza.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals.  We have maintained our retention and limits set in place during the prior renewal cycle.

We expect insurance and claims expense to continue to be volatile over the long-term. Based on adverse claims development after September 30, 2025, through the date of this report, management anticipates the insurance and claims accrual rate experienced for each of the first three quarters of 2025 will be increased by an additional by $4.0 million to $9.0 million in the fourth quarter of 2025. To the extend damages awarded against us for any claims exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in our insurance premiums, our insurance and claims expense would be volatile and increase. Any resulting increases in such expenses could have a materially adverse effect on our business, results of operations, financial condition, or liquidity. For additional details regarding our claims accruals, see Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements.

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Communications and utilities	$1,631	$1,330	$4,580	$4,005
% of total revenue	0.5%	0.5%	0.5%	0.5%
% of freight revenue	0.6%	0.5%	0.6%	0.5%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General supplies and expenses	$15,872	$11,937	$44,124	$47,244
% of total revenue	5.3%	4.1%	5.1%	5.5%
% of freight revenue	5.9%	4.6%	5.6%	6.2%

For the three months ended September 30, 2025 general supplies and expenses increased as a result of the abandonment of certain systems that are no longer being used. For the nine months ended September 30, 2025 general supplies and expenses decreased as the result of the $2.1 million increase in the fair value of the contingent consideration recognized during the 2025 period compared to an increase of $9.0 million recognized during the 2024 period.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation and amortization	$22,953	$21,222	$67,869	$64,460
% of total revenue	7.7%	7.4%	7.8%	7.5%
% of freight revenue	8.5%	8.2%	8.6%	8.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $1.4 million and $2.8 million to $20.3 million and $60.1 million for the three and nine months ended September 30, 2025, respectively, compared to $18.8 million and $57.3 million in the same 2024 periods, respectively. Amortization of intangible assets was $2.7 million and $7.8 million for each of the three and nine months ended September 30, 2025, respectively, compared to $2.4 million and $7.1 million for the same 2024 periods, respectively. The increase for the three and nine months ended September 30, 2025 is due to the amortization of the intangible asset related to the Asset Acquisition.

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

Gain on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss on disposition of property and equipment, net	$(487)	$209	$134	$1,748
% of total revenue	(0.2%)	0.1%	0.0%	0.2%
% of freight revenue	(0.2%)	0.1%	0.0%	0.2%

For the periods presented, the change in disposition of property and equipment, net for the three and nine months ended September 30, 2025 were insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense, net	$3,468	$3,204	$8,795	$10,341
% of total revenue	1.2%	1.1%	1.0%	1.2%
% of freight revenue	1.3%	1.2%	1.1%	1.4%

For the periods presented, the change in interest expense were insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income from equity method investment	$3,578	$3,993	$11,622	$11,763

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three and nine months ended September 30, 2025 was insignificant for the periods presented. For the remainder of 2025, we expect to see a decline in TEL's earnings sequentially as the result of customer bankruptcies that have accelerated over the past twelve months.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income tax expense	$1,772	$4,141	$7,276	$8,817
% of total revenue	0.6%	1.4%	0.8%	1.0%
% of freight revenue	0.7%	1.6%	0.9%	1.2%

The change in income tax expense for the three and nine months ended September 30, 2025 was the result of a $9.0 million decrease and a $7.6 million increase in pre-tax income compared to the same 2024 periods. The changes in pre-tax income resulted from the aforementioned changes in operating income and earnings on investment in TEL.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2025 TO three and nine months ended September 30, 2024

The following table summarizes revenue and segment operating income data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Expedited	$94,632	$104,314	$286,625	$317,795
Dedicated	105,020	94,715	300,906	272,662
Managed Freight	72,220	63,385	206,620	186,668
Warehousing	24,964	25,471	74,894	77,020
Other	53	-	53	-
Total revenues	$296,889	$287,885	$869,098	$854,145

Segment Operating Income(1):
Expedited	$5,079	$12,272	$18,135	$35,973
Dedicated	4,099	10,794	12,272	31,422
Managed Freight	2,960	2,946	10,962	9,483
Warehousing	2,498	2,751	6,258	8,536

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

The decrease in Expedited revenue for the three months ended September 30, 2025 relates to a decrease in average freight revenue per tractor per week of 5.0%, and a $2.5 million decrease in fuel surcharge revenue compared to the 2024 quarter. The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2025 is the result of a 5.4% decrease in average miles per unit partially offset by a 1.0 cents per mile (or 0.5%) increase in average rate per total mile as compared to the 2024 quarter. Expedited team-driven tractors averaged 781 and 823 tractors in the third quarter of 2025 and 2024, respectively.

For the nine months ended September 30, 2025, the decrease in Expedited revenue relates to a decrease in average freight revenue per tractor per week of 2.3%, and a $12.0 million decrease in fuel surcharge revenue compared to the same 2024 period. The decrease in average freight revenue per tractor per week for the nine months ended September 30, 2025 is the result of a 4.2% decrease in average miles per unit partially offset by a 3.0 cents per mile (or 1.4%) increase in average rate per total mile compared to the same 2024 period. Expedited team-driven tractors averaged 794 and 801 for the nine months ended September 30, 2025 and 2024, respectively.

The increase in Dedicated revenue for the three months ended September 30, 2025 relates to a 136, or 9.7% average tractor increase and an increase in average freight revenue per tractor per week of 1.0% compared to the 2024 quarter. The increase in average freight revenue per tractor per week was the result of a 20.0 cents per mile (or 7.0%) increase in average rate per total mile partially offset by a 5.7% decrease in average miles per unit compared to the 2024 quarter.

For the nine months ended September 30, 2025, the increase in Dedicated revenue relates to a 170 (or 12.6%) average tractor increase partially offset by a decrease in average freight revenue per tractor per week of 0.8% compared to the same 2024 period. The decrease in average freight revenue per tractor per week for the nine months ended September 30, 2025 is the result of a 8.9% decrease in average miles per unit partially offset by a 24.0 cents per mile (or 8.5%) increase in average rate per total mile compared to the same 2024 period.

For the three and nine months ended September 30, 2025, Managed Freight total revenue increased primarily as a result of new business awarded during the year but that will not continue into the fourth quarter as well as the team's effort to identify and execute on overflow capacity for our Expedited reportable segment. In July 2025, we experienced the departure of a key customer of Managed Freight, which we expect will significantly decrease revenue for Managed Freight during the fourth quarter of 2025, when compared to the third quarter of 2025.

For the three and nine months ended September 30, 2025, Warehousing total revenue remained relatively even compared to the 2024 periods.

The decrease in Expedited segment operating income for the three and nine months ended September 30, 2025 was primarily the result of the aforementioned decrease in revenue partially offset by a decrease in Expedited segment operating expenses. The decrease in Expedited segment operating expenses for the three and nine months ended September 30, 2025 was primarily the result of decreases in salaries, wages, and benefits for our professional drivers and fuel expense as compared to the same 2024 periods as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases, exiting less profitable business, and adding more profitable business.

The decrease in Dedicated segment operating income for the three and nine months ended September 30, 2025 was primarily the result of an increase in Dedicated segment operating expenses, partially offset by the aforementioned increase in revenue. The increase in Dedicated segment operating expenses for the three and nine months ended September 30, 2025, was primarily the result of increased salaries, wages, and benefits for our professional drivers, operations and maintenance costs, purchase transportation, insurance costs, and depreciation expense as a result of growth and increased equipment costs, since the 2024 periods. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The increase in segment operating income for Managed Freight for the three and nine months ended September 30, 2025 was primarily the result of the aforementioned increases in Managed Freight Revenue partially offset by an increase in Managed Freight segment operating expenses. The increase in Managed Freight segment operating expenses for the three and nine months ended September 30, 2025 was primarily the result of the increases in revenue driving increases in variable expenses, primarily purchased transportation. Going forward, we seek to grow Managed Freight with profitable revenue from new customers from organic initiatives and an acquisition (including to replace the key customer we lost in July 2025), work closely with our asset-based segments to capitalize on overflow opportunities when available, and optimize costs to yield longer-term margin goals in the mid-single digits, which will generate an acceptable return on capital given the asset light nature of the business.

The decrease in segment operating income for Warehousing for the three and nine months ended September 30, 2025 is the combination of facility related cost increases for which we have not yet negotiated rate increases with our customers and startup-related costs and inefficiencies related to new business. In the fourth quarter, we are anticipating growth in this segment from a large new facility start up with an existing customer scheduled to begin in November 2025. Going forward, we intend to improve upon the margin within this segment through a combination of rate increases and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $2.1 million and $32.6 million at September 30, 2025 and December 31, 2024, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 1.9 years at September 30, 2025, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2025 and December 31, 2024 we had $309.1 million and $296.9 million in debt and lease obligations, respectively, consisting of the following:

●	No outstanding borrowings under the Credit Facility;

●	No outstanding borrowings under the Draw Note, which expired on September 23, 2025;

●	$250.8 million and $233.5 million in revenue equipment installment notes, respectively;

●	$16.8 million and $17.8 million in real estate notes, respectively;

●	$3.4 million and $3.9 million of the principal portion of financing lease obligations, respectively; and

●	$38.1 million and $41.7 million of the operating lease obligations, respectively.

The increase in revenue equipment installment notes is primarily due to additional borrowings related to our trade cycle.

As of September 30, 2025, we had no borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $90.1 million under the Credit Facility. Additionally, the  Draw Note from Triumph which was available solely to fund any indemnification owed to Triumph in relation to the TFS Settlement expired on September 23, 2025. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the nine months ended September 30, 2025 totaled $88.4 million of expenditures, as compared to $103.7 million of expenditures for the prior year period. During the nine months ended September 30, 2025, we took delivery of approximately 482 new tractors and 712 new trailers, while disposing of approximately 392 used tractors and 296 used trailers. Our current fleet plan for the remainder of 2025 includes the delivery of an additional 29 new company replacement tractors and 183 additional new trailers. Net losses on disposal of equipment and real estate in the nine months ended September 30, 2025 were $0.1 million compared to $1.8 million. For the balance of 2025, our baseline expectation for net capital expenditures is $15.0 million to $20.0 million. Our expected capital expenditures are subject to change based on growth opportunities in our Dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment.

We distributed a total of $5.4 million to stockholders in the first nine months of 2025 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $88.1 million for the nine months ended September 30, 2025, compared to $100.9 million for the same 2024 period. Changes in operating assets and liabilities used $3.7 million and provided $6.2 million during the nine months ended September 30, 2025 and 2024, respectively. Additionally net income decreased to $25.5 million for the nine months ended September 30, 2025, compared to $29.2 million for the same 2024 period.

Net cash flows used in investing activities were $89.2 million for the nine months ended September 30, 2025, compared to $104.2 million used in the same 2024 period. The decrease in net cash flows used in investing activities was primarily due the timing of our trade cycle whereby we took delivery of approximately 482 new tractors and 712 new trailers, while disposing of approximately 392 used tractors and 296 used trailers during the 2025 period compared to delivery of 691 new tractors and 757 new trailers, while disposing of approximately 791 used tractors and 319 used trailers in the same 2024 period as well as the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period. These decreases were partially offset by the acquisition of a customer relationship during the 2025 period as part of the Asset Acquisition.

Net cash flows used in financing activities were approximately $31.9 million for the nine months ended September 30, 2025, compared to $36.1 million provided in the same 2024 period. The increase in net cash flows used in financing activities was primarily a function of $36.6 million of net common stock repurchases (inclusive of excise tax) in the 2025 period, as well as net proceeds relating to our notes payable and our Credit Facility of $16.3 million in the 2025 period compared to net proceeds of $47.3 million in the 2024 period.

Net cash flows provided by operating activities and used in financing activities in the 2025 period also included payment of $8.0 million and $4.5 million, respectively, of contingent consideration liabilities related to the acquisition of LTST. Net cash flows provided by operating activities and provided by financing activities in the 2024 period also included payment of $3.0 million and $7.0 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. During the nine months ended
September 30, 2025, we repurchased approximately 1.6 million shares of our class A common stock for $36.2 million (excluding excise tax).

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, any indemnification calls related to the TFS Settlement, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2025, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2024.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-Q for the quarter ended June 30, 2025 and our Form 10-K for the year ended December 31, 2024, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of our Class A common stock made by us during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2025	40,080	$25.31	40,080	$13,799,610
August 1-31, 2025	-	-	-	13,799,610
September 1-30, 2025	-	-	-	13,799,610
Total	40,080		40,080	$13,799,610

(1)	On April 23, 2025, our Board approved the repurchase of up to $50.0 million of our outstanding Class A common stock. Under such authorization, we repurchased less than 0.1 million shares of our Class A common stock for $1.0 million (excluding excise tax) during the three months ended September 30, 2025.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $5.4 million to stockholders in the first nine months of 2025 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the third quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Fourth Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Fourth Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q (File No. 001-42192), filed August 7, 2025.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: November 7, 2025	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer