Form 10-K
period 2025-12-31
COVENANT LOGISTICS GROUP, INC.
filed 2026-02-27
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $399.3 million (based upon the $24.11 per share closing price on that date as reported by NYSE). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 25, 2026, the registrant had 20,383,043 shares of Class A common stock and 4,700,000 shares of Class B common stock outstanding.

Portions of the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, consumer spending, supply chain conditions, freight market and margins, and gross domestic product changes; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan and the anticipated impact of our strategic plan and other strategic initiatives, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions and gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement and our ability to safeguard such systems and technology, our ability to leverage technology to gain efficiencies, expected sources and adequacy of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future relationships, use, classification, compensation, and availability with respect to third-party providers, future driver market conditions, including future driver pay, the expected impact of our cost-saving measures, expected improvements to financial and operational measures, expected future cash flows, future allocation of capital, including equipment purchases and upgrades and the allocation of capital among our reportable segments, future insurance and claims levels and expenses, future impact of pending litigation, future tax rates, tax expense, and allowable deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs, future interest rates and effectiveness of interest rate swaps, future inflation, future investments in and the growth of individual reportable segments and services, expected capital expenditures, future asset dispositions, future asset utilization and efficiency, future fleet size, age, management, and upgrades, future trucking capacity, expected freight demand and volumes, future freight mix, future rates, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and related expenses, future earnings from and value of our investments, including our equity investment in Transport Enterprise Leasing, LLC (“TEL”), future customer relationships, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, future payment of financing and operating lease liabilities, future unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, the expected impact of recent acquisitions, including the contingent consideration related to such acquisitions, future credit availability, future repurchases and dividends, if any, future stock prices, future goodwill impairment, future indebtedness, expected transition to and effect of new accounting standards, expected effect of deferred tax assets, our mix of single and team operations, the effect of safety ratings and hours-of-service expectations, future operating and maintenance expenses, and the future impact of any pandemic or disease outbreak, among others, are forward-looking statements. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," “would,” “will,” "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," “outlook,” “focus,” “seek,” “potential,” “continue,” “goal,” “target,” “objective,”, “optimistic”, “intends,” derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited freight transportation, primarily using two-person driver teams in transcontinental lanes. Since that time, we have grown from 25 tractors to approximately 2,300 tractors and expanded our services to include a wide array of transportation and logistics services for our customers. We are strategically focused on continuing to integrate into the supply chain of our customers and reducing our seasonal and cyclical volatility. Our 2018 acquisition of Landair Holdings, Inc., Landair Transport, LLC, Landair Logistics, LLC, and Landair Leasing, Inc. (collectively, "Landair"), our 2022 acquisition of AAT Carriers, Inc. ("AAT"), and our 2023 acquisitions of Lew Thompson & Son Trucking, LLC, Lew Thompson & Son Leasing LLC, Lew Thompson & Son Dedicated Leasing, LLC, Josh Thompson Trucking, LLC (collectively "LTST") and Sims Transport Services LLC ("Sims"), and our 2025 acquisition of assets we are operating as Star Logistics Solutions ("Star") are examples of that commitment. Landair is a leading dedicated truckload carrier and supplier of transportation management, warehousing, and logistics inventory management systems. AAT specializes in highly regulated, time-sensitive loads for the U.S. government. LTST specializes in poultry feed and live haul transportation. Sims is a specialized brokerage company. Star provides freight brokerage services.

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

●    Rigorous Capital Allocation Process. Our senior management evaluates capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. Our leverage ratio increased in 2025 as compared to the prior year. We remain focused on investing capital when we can obtain acceptable returns while reducing our leverage. During 2023 we completed our revenue equipment replacement plan to bring our trade cycle back to normalized levels. We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability. In January 2022, our Board of Directors (the "Board") approved a quarterly cash dividend program of $0.03125 per share, which was increased to $0.04 per share in August 2022, $0.055 per share in February 2023, and $0.07 per share in February 2025.

●    Risk Management—Assess and Mitigate. We evaluate risk areas with significant volatility, as well as the costs and benefits associated with mitigating the volatility. We take a company-wide approach to risk management, and our full Board has overall responsibility for and oversees our risk management process, while Board committees oversee risks in specified areas. Diesel fuel prices, interest rates, safety, driver retention, insurance and claims cost, and used equipment prices are all areas where we identified significant risk and volatility for our business. To manage these risks, we have at times maintained lower self-insured accident liability retention when economically feasible and expanded our ability to sell our used equipment to increase bargaining power with the tractor and trailer manufacturers.

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

●   Safety. The Company completed Federal Motor Carrier Safety Administration ("FMCSA") audits on two of its subsidiaries during 2025. Both resulted in continued "Satisfactory" safety ratings, no fines, and no violations. We believe the keys to these safety results remain a combination of training, consistent and proactive coaching, utilizing proven safety technologies, and consistent collaboration between all our business units. The expansion of our safety training program continues to sustain consistent messaging around the culture of safety. During 2025, we continued to expand implementation of several safety related technologies, including telematics, event recorders, enhancing usage of our dorm/training facility, and testing of truck manufacturer preventative systems. Each of these areas focus on sustainable safety performance for the enterprise.

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated in recent years compared to historical results. Some of the significant successes resulting from our strategic planning efforts include the Landair Acquisition in 2018; consolidation of our back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; sale of Transport Financial Services; the acquisition of AAT in 2022; the acquisition of LTST and Sims in 2023 and the acquisition of Star in 2025. Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company. However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and independent contractors, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety. Our company-owned tractor fleet has an average age of approximately 2.0 years, compared to an average U.S. Class 8 tractor age of approximately 6.3 years in 2025. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices (“ELDs”) in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, adaptive cruise control, and lane-change warning. We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

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

Our combined asset based and non-asset based capabilities, allow us to transport many types of freight for a diverse customer base. We concentrate on service offerings where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers. The primary service offerings are further described below:

●

Expedited: In our Expedited business, we operate approximately 800 tractors substantially all of which are driven by two-person driver teams. The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

●

Dedicated: In our Dedicated business, we operate approximately 1,500 tractors, substantially all of which are driven by a solo driver. The Dedicated reportable segment provides customers with committed truckload capacity over contracted periods with the goal of three to five years in length. Equipment is either owned or leased by the Company. The Dedicated reportable segment also provides shuttle and switching services related to shuttling containers and trailers in or around freight yards and to/from warehouses for Dedicated customers.

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

The following table reflects our service offerings measured by 2025 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Service Offerings
Expedited	29.95%
Dedicated	33.47%
Managed Freight	27.08%
Warehousing	9.44%
Other	0.06%
Total	100.00%

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

A summary of these metrics for our Expedited reportable segment for 2025 and 2024 is as follows:

	2025	2024
Average freight revenue per total mile	$2.10	$2.09
Average miles per tractor	177,114	185,340
Average freight revenue per tractor per week	$7,143	$7,416

A summary of the key performance metrics for our Dedicated reportable segment for 2025 and 2024 is as follows:

	2025	2024
Average freight revenue per total mile	$3.13	$2.88
Average miles per tractor	74,076	80,556
Average freight revenue per tractor per week	$4,453	$4,436

Within our Managed Freight reportable segment, we derive revenue from providing Brokerage and TMS services, particularly arranging transportation services for customers directly and through relationships with third-party providers and integration with our Expedited reportable segment. Additionally, utilizing technology and process management to provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network providing focused customer support through multi-year contracts. We provide Brokerage services directly. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including purchased transportation, salaries, facility warehousing costs, insurance, and selling, general, and administrative expenses.

Within our Warehousing reportable segment we empower customers to outsource warehousing management including moving containers and trailers in or around freight yards. The main factors that impact profitability in terms of expenses are managing fixed costs, including salaries, facility warehousing costs, and selling, general, and administrative expenses.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $14.7 million in each of 2025 and 2024.

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

We had one customer, serviced by our Expedited and Managed Freight reportable segments, that accounted for more than 10% of our consolidated revenue in 2025 and one customer, serviced by our Expedited, Managed Freight, and Warehousing reportable segments, that accounted for more than 10% of our consolidated revenue in 2024. Our top ten customers accounted for approximately 44% and 45% of our total revenue in 2025 and 2024, respectively.

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

Our average number of teams as a percentage of our seated fleet was consistent for 2025 as compared to 2024. Our average open tractors, including wrecked tractors, increased to 4.8% for the year ended December 31, 2025, from approximately 3.3% for the year ended December 31, 2024.

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

We believe the FMCSA Compliance Safety Accountability program ("CSA"), in conjunction with other U.S. Department of Transportation ("DOT") regulations, including those related to hours-of-service, English proficiency, non-domiciled CDL's, and ELDs, has reduced and will likely continue to impact capacity in our industry. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. In periods of economic growth, however, the supply/demand environment may be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a portion of our tractors. Driver teams permit us to provide expedited service on selected long haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases the accumulation of miles on tractors and trailers, personnel costs as a percentage of revenue, and the number of drivers we must recruit.

We are not a party to any collective bargaining agreement. At December 31, 2025, we employed approximately 2,900 drivers and approximately 1,800 non-driver personnel. At December 31, 2025, we engaged 110 independent contractor drivers.

Revenue Equipment

At December 31, 2025, we operated 2,315 tractors and 6,611 trailers. Of such tractors, 2,194 tractors were owned, 11 tractors were financed under operating or finance leases, and 110 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 5,728 trailers were owned, 883 trailers were held under operating or finance leases. Furthermore, at December 31, 2025, approximately 86% of our trailers were dry vans, 11% of our trailers were refrigerated vans, and the remaining trailers were specialty trailers related to our poultry business.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. We operate a modern fleet of tractors, with the majority of tractors under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2025, our tractor fleet had an average age of approximately 2.0 years, and our trailer fleet had an average age of approximately 5.7 years. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2025, all of our tractors were equipped with ELDs, which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

We've maintained an average age for tractors at or below  2.0 years for each year since 2023. Our baseline expectation for net capital equipment expenditures in 2026 is $40 million to $50 million and reflects our priorities of growing our dedicated footprint, maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs, and offering a fleet of equipment that our professional drivers are proud to operate.

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

Our industry is subject to dynamic factors that significantly affect our operating results. These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs. Recently, our industry has experienced decreased freight demand, volatile fuel costs, tight new and used equipment market, scarcity of qualified truck drivers, and regulations that limit productivity. As we look toward 2026, we do not see anything in the first half of the year that would indicate a near-term recovery of the freight market.  We anticipate a continuation of difficult conditions where capacity continues to exit the market at a rate that yields steady but modest improvement. In the first quarter, we expect our revenue and earnings to decline, reflecting normal seasonality and the temporary headwinds of severe inclement weather conditions, year over year rate reductions in our Expedited segment and incremental costs associated with a large new customer startup within our Dedicated segment.  Despite these short-term headwinds, we believe our more resilient operating model, together with the steps we have taken to reduce costs and inefficiencies, have positioned us well for another successful year.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry. As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to increase profit margins and gain market share.

Regulation

Transportation Regulations

Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency ("EPA"), the Department of Homeland Security ("DHS"), and the U.S. Department of War also regulate our equipment, operations, drivers, and environment.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. In recent years, the FMCSA has made changes to the hours-of-service rules to provide greater flexibility to truck drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Further, in September 2025, the FMCSA adopted two pilot programs to study the effect of increasing the flexibility of the hours-of-service rules to improve driver working conditions and quality of life. The hours-of-service pilot programs provide participating drivers increased control and flexibility in their schedules by allowing the participating drivers to pause their 14-hour driving window for up to three hours and split their 10-hour off-duty period into more flexible combinations. Any future changes to hours-of-service rules could materially and adversely affect our operations and profitability. Future rulemaking relating to ELD may occur and any final rules could affect our ELD technology, compliance, usage, and compliance efforts.

The DOT evaluates the safety and fitness of carriers based on onsite investigations or a remote compliance reviews. All of our motor carriers currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. If any of our motor carriers received a conditional or unsatisfactory DOT safety rating, it could disrupt operations and adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.

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

In 2023, the FMCSA announced that it was interested in developing a new methodology to determine whether a carrier is fit to operate commercial motor vehicles ("CMVs" or a "CMV"). In 2024, the FMCSA published a notice announcing a revised Safety Measurement System (“SMS”) methodology, including, among other changes, (i) rebranding BASICs as "Compliance Categories" and revising certain categories, (ii) consolidating existing road violations into simplified and distinct violation groups and simplifying the scale used to measure the severity of violations, (iii) adjusting intervention thresholds, and (iv) revising the SMS methodology to focus more heavily on recent violations. Whether this revised SMS methodology will take effect is uncertain; however, any change which results in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review. Further, in 2025, the FMCSA announced proposed revisions to their 2023 proposal to improve the impartiality, timeliness, transparency, and fairness of the data review and appeal process. The revised proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes. Another source of potential changes may be from the FMCSA’s study on the causation of crashes, known as the Crash Causal Factors Program (“CCFP”) which builds upon the FMCSA’s previous Large Truck Crash Causation Study. Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks and a report from Phase 1 of the CCFP is expected in 2029. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In 2020, the FMCSA announced that it would permanently implement the Crash Preventability Demonstration Program ("CPDP"), which does not count crashes when motor carriers are not at fault while calculating a carrier’s safety measurement profile. The CPDP expands the types of eligible crashes, modifies the SMS to exclude crashes with not preventable determinations from the prioritization algorithm and notes the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the SMS but not included when calculating a carrier’s BASICs measure for the crash indicator category in SMS.

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

There is a national clearinghouse for drug and alcohol testing results that requires motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating CMVs. Currently, the Company is required to (i) report drug and alcohol violations to the clearinghouse; (ii) query the clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a CMV; and (iii) query the clearinghouse for each currently employed driver annually. In 2024, a new rule referred to by the FMCSA as "Clearinghouse II," a program that relates to drivers with drug and alcohol violations took effect. Under Clearinghouse II, a driver with a drug or alcohol violation resulting in a "Prohibited" status in the Clearinghouse may not operate a CMV and must complete the FMCSA's return to duty education, treatment, and testing prior to regaining CMV driving privileges. With Clearinghouse II now in effect, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is anticipated that the FMCSA will propose further changes regarding the Clearinghouse to increase the availability of driver violation information and enhance the efficiency and effectiveness of the Clearinghouse. It is expected that any additional changes to the rule may further impair the availability of an already weak driver pool.

In 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive or if a donor is unable to provide a sufficient amount of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded to the Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines, which have suffered ongoing delays with the DHHS. Additionally, in 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In 2023, a final rule was published amending DOT’s drug testing program to include oral fluid testing became effective; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any changes to drug testing programs may reduce the number of available drivers. We currently perform urine testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl and norfentanyl to a drug testing panel that would detect the use of such drugs among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. Currently, fentanyl and norfentanyl testing are expected to be added to the urine panel at some point in the near future.

Other rules have been proposed or made final by the FMCSA, including a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, known as Entry-Level Driver Training regulations. Training schools and other programs are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. In December 2025, the FMCSA announced that it could revoke the accreditation of more than 7,000 training schools nationwide for violations regarding the (i) falsification or manipulation of training data, (ii) failure to meet required curriculum standards, facility conditions, or instructor qualifications, or (iii) failure to maintain accurate and complete documentation or refusal to provide records during federal audits or investigations. Additionally, in May 2025 the FMCSA announced it was strengthening enforcement of its longstanding English proficiency requirements for commercial drivers, which require drivers to be able to (i) read and speak English sufficiently to converse with the general public, (ii) understand highway signs and signals in English, (iii) respond to official inquiries, and (iv) make entries on reports and records. Under the strengthened enforcement guidelines, FMCSA inspectors will now place drivers failing to meet the English proficiency requirements out-of-service instead of simply citing non-compliant drivers for violations. Further, the FMCSA issued an interim rule in September 2025 revising the requirements for the issuance or renewal of CDLs for non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued. The effects of these rules could result in a decrease in driver availability, greater competition for drivers, and/or an increase in recruitment and training costs, either of which could adversely affect our business, operations or profitability.

In 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped CMVs. In 2023, FMCSA and the National Highway Traffic Safety Administration ("NHTSA") issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new trailers and semi-trailers. It remains to be seen, what, if any, final rules will stem from such proposals.

Our industry has also faced proposed rules aiming to mandate the use of speed-limiting devices in certain CMVs, including a rule proposed in 2023 that would have required certain commercial vehicles to be equipped with speed limiters; however, the proposal was ultimately withdrawn in 2025. A rule mandating speed-limiting device could result in a decrease in driver availability or otherwise adversely affect our business, operations, or profitability.

The Infrastructure Investment and Jobs Act (“IIJA”) required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” In 2023, FMCSA issued final guidance on the definitions of "broker" and "bona fide agents," in which the distinction between the two largely hinges upon control and whether the person or company is engaged in the allocation of traffic between motor carriers. Several of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations.

In 2024, the FMCSA modified regulations in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the modified regulations allow brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The modified regulations also stipulate that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Compliance with these changes was required starting in January 2026 and may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses. Additionally, in 2024, the FMCSA published a notice of proposed rulemaking relating to brokerage operations which, among other things, proposes to increase transparency and the maintenance of recordkeeping procedures. Further, the FMCSA is expected to update its 2024 proposed rule by issuing a second notice of proposed rulemaking in May 2026. It is uncertain what changes, if any, will ultimately result from the proposed rulemaking.

Federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals holding that broker liability is not preempted by federal regulation in certain circumstances, which expose freight brokers to a patchwork of state laws across the United States. In 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act (“FAAAA”) expressly preempted such personal liability claims against a broker. The Seventh Circuit Court of Appeals has since provided a decision that also supported federal preemption. The Supreme Court agreed to review the issue, and while the Supreme Court’s review and decision is pending, it remains uncertain how long the current circuit split will continue and whether the Supreme Court will ultimately agree that the FAAAA preempts personal liability claims against a broker. If the Supreme Court adopts the Ninth Circuit view that freight broker liability is not preempted by federal regulation in certain circumstances, it could lead to exposure to a patchwork of state laws across the United States and also result in primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally.

In 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in 2023, the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards. In 2024, the FMCSA began proof-of-concept testing to determine whether the technology required for electronic identification systems is sufficient and information and data being provided is secure, reliable, and useful for the FMCSA.

In 2022 Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Further, the DOT has provided funding to increase parking in certain heavily congested areas of Nevada, Ohio, Wisconsin, and Florida, while certain Congressional leaders have introduced legislation to allocate an additional $200 million for truck parking projects. Industry groups are generally in favor of additional funding to improve parking infrastructure, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law preempts California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law preempts California's meal and rest break laws, as applied to drivers of property-carrying CMVs. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. In the absence of such federal legislation preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

In 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the U.S. House of Representatives and received by the Senate in 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the U.S.  House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In 2024, a Department of Labor rule regarding independent contractor classification took effect. The 2024 rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal will be classified under six factors, including: (i) opportunity for profit and loss depending on managerial skill; (ii) investments by the worker and the principal; (iii) degree of permanence of the relationship; (iv) nature and degree of control; (v) extent to which worker in integral to the principal’s business; and (vi) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor. At this time, the Department of Labor has issued a notice that it is not currently enforcing the 2024 rule while it reviews the 2024 rule which is also being challenged in federal court and instead will revert back to classifying a worker’s relationship under the “Economic Realities Test” which primarily focuses on the following factors: (i) the nature and degree of the potential employer’s control, (ii) the permanency of the worker’s relationship with the potential employer, (iii) the worker’s investment in facilities, equipment, or helpers, (iv) the amount of skill, initiative, judgement, or foresight required for the worker’s services, (v) the worker’s opportunity for profit or loss, and (vi) the extent of integration of the worker’s services into the potential employer’s business. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives.

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee, and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:

●	the worker is free from control and direction in the performance of services, both under the contract for the performance of the work and in fact; and
●	the worker is performing work outside the usual course of business of the hiring company; and
●	the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as that involved in the work performed.

How AB5 will be enforced is still to be determined. Court proceedings have resulted in AB5 being effective as of January 2020, with the ABC Test being applied in certain circumstances retroactively to April 2018. Litigation surrounding the matter continues, and it remains unclear whether such challenges will be successful in invalidating the law. AB5 has spurred the introduction of similar legislation in states other than California, which if enacted, could adversely affect our results of operations and profitability.

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

Environmental Regulations

We are subject to various environmental laws and regulations including those dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our tractor terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A certain portion of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations, and another portion consists of high security cargo such as arms, ammunition, and explosives, which subjects us to a myriad of regulatory requirements concerning the storage, handling and transportation of hazardous materials, chemicals, and explosives. Accidents or malfeasance involving these services or cargo, or a failure of a product (including as a result of cyberattack), could cause personal injury, loss of life, damage or destruction of property, equipment or the environment, or suspension of operations, any of which could materially and adversely affect our operations and profitability. Additionally, efforts to control emissions of greenhouse gases may have an adverse effect on us. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

The NHTSA and the EPA currently have fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we use. In 2016, the NHTSA and EPA published the final rule mandating that fuel economy and greenhouse gas standards apply to trailers beginning with model year 2018 and tractors beginning with model year 2021;  however, in 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of an association challenging the standards and vacated all portions of the standards that applied to trailers. Consequently, the standards require 25 reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2025 complied with the emission and fuel consumption reductions required by the standards. Even though the trailer provisions of the current standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California standards (described in further detail below).

In 2022, the EPA adopted a final rule regarding emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from 2022 levels by 2045 (the “2022 NOx Rule”). The EPA had indicated that the 2022 NOx Rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations was issued in 2024 and established new GHG emission standards for heavy-duty motor vehicles which are phased-in starting with model year 2027 and increasing in stringency annually through model year 2032 (the “Phase 3 Rule”). However, in February 2026, the EPA rescinded the 2009 Endangerment Finding (which determined that GHG emissions from motor vehicles threatens public health and welfare under Clean Air Act Section 202(a)) and concurrently repealed all subsequent federal GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines from model years 2012 onward. The 2022 NOx Rule is expected to remain in effect to the extent based on separate criteria pollutant authority. The rescission removes federal GHG emission requirements previously applicable to heavy-duty vehicles, including the Phase 3 Rule. This development may reduce capital expenditures for fleet replacement or upgrades that would have been necessary to meet prior GHG-related standards. The absence of uniform GHG regulations potentially creates a patchwork of regulations, which when combined with the uncertainty as to the operating results that will be produced if manufacturers are required to re-design diesel engines or make other changes affecting the residual values of vehicles, may increase our costs or otherwise adversely affect our business or operations. Additionally, the EPA's action may be subject to legal challenges from states, environmental groups, or other stakeholders, which could lead to judicial stays, partial reinstatements, or modifications of the rescission, creating further uncertainty regarding the long-term regulatory landscape. This uncertainty may affect vehicle manufacturer production timelines, the availability and pricing of compliant equipment, expectations for fuel efficiency improvements and equipment productivity, compliance costs, operating expenses, and residual values of vehicles which may increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that is applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. We currently purchase SmartWay certified equipment in our new tractor and trailer acquisitions. While the greenhouse gas standards affecting trailers were removed from the federal regulations, we still must ensure the majority of our fleet is compliant with the California standards, which may adversely affect our operating results and profitability.

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

In 2020 CARB passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting with model year 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in several states and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, CARB finalized what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles, which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. However, given legal challenges to the ACF and a lack of public support for environmental regulation, CARB withdrew its request for the EPA to provide a waiver of certain federal regulations necessary for CARB to impose the environmental restrictions and mandates in the ACF that are more stringent than federal law, which effectively tabled the ACF. Further, CARB has proposed amendments to repeal portions of the ACF to exempt certain industries previously impacted in addition to pushing back some target dates. If CARB seeks to adopt and implement the ACF in the future, it could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

The periodic testing portion of California’s Clean Truck Check (as a part of CARB’s Clean Truck program), known as Phase 3 of the Clean Truck Check, began in 2024. Under Phase 3, heavy duty vehicles are subject to periodic emissions testing and annual compliance fees, which, if applicable, could increase our operating costs and related expenses. In August 2025, the EPA proposed a rule that would partially approve California’s Clean Truck Check, allowing California to require periodic emissions testing for heavy duty vehicles registered in California, but prohibit California from testing heavy duty vehicles that are registered outside of the state. Currently, we and our subsidiaries have no equipment that is registered with the State of California, meaning we would be exempt from the Clean Truck Check testing requirements if the rule currently proposed by the EPA were finalized.

Additionally, in 2023, California enacted two bills into law, Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”), which require certain companies doing business in California to disclose greenhouse gas (“GHG”) emissions and climate-related financial risks. SB 253 requires companies that exceed $1 billion in annual revenue and that do business in California to publicly disclose their GHG emissions with initial reporting due on or before August 10, 2026, while SB 261 requires companies doing business in California and earning annual revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks. The reporting deadline under SB 261 was originally targeted for January 2026, but legal challenges and ongoing court proceedings have prevented California from enforcing SB 261 as originally intended, and it remains unclear whether SB 261 will ultimately go into effect, and if so, when reporting will commence. Implementation of SB 253 and SB 261 or additional reporting requirements would result in increased compliance costs and resource utilization.

In order to reduce exhaust emissions, lawmakers, including federal and some states and municipalities, continue to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

These effects, combined with the uncertainty of any future GHG regulations enacted by CARB, the EPA, the NHTSA and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to whether manufacturers will be required to re-design diesel engines or make other changes affecting the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG and other material environmental regulations.

Food Safety Regulations

The Food Safety Modernization Act of 2011, (the "FSMA") requires us to use sanitary transportation practices to ensure the safety of the food we transport. This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. We believe we have been in compliance with these requirements since they have applied to us. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, expenses associated with compliance with these laws and regulations may increase given our 2023 acquisition of LTST, a company primarily involved in poultry-related freight movement.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten-year roadmap to create a more digital, traceable and safer food system. The Food Traceability Rule is one aspect of the blueprint and, for all parties subject to its recordkeeping requirements, had an original compliance date of January 20, 2026 that has since been extended to July 20, 2028. In the event the Company becomes subject to any such recordkeeping requirements, compliance costs may increase. This blueprint builds on the work done under the FSMA, generally requiring persons who manufacture, process, pack, or hold foods on the FDA’s “Food Traceability List” to maintain detailed records of key data elements for critical tracking events in a manner that can be provided to the FDA within 24 hours of request. It is still unclear what impact of the Food Traceability Rule will have on the Company and others in the industry, but further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA, among other things, includes provisions that permanently restored 100% bonus depreciation, reinstated current deductibility of domestic research and development under Section 174, eased the Section 163(j) interest limitation through a return to earnings before interest, taxes, depreciation, and amortization, and rolled back certain alternative energy credits. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

In 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. A similar bill, the Truck Parking Safety Improvement Act, was introduced into the Senate in 2023 and reintroduced in February 2025. If enacted, the bill would dedicate $755 million in funding over the following three years to expand access to truck parking and rest areas for commercial drivers. It remains unclear whether such acts will ultimately become law, however, and what changes they may undergo prior to finalization.

Fuel Availability and Cost

The cost of fuel trended lower in 2025 as compared to 2024, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $3.65 per gallon for 2025, compared to $3.76 per gallon for 2024. There were no fuel hedging gains in 2025 or 2024.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we would pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true. We had no fuel hedging contracts at December 31, 2025 or December 31, 2024.

Seasonality

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. In addition to such potential disruptions, any such disasters may present opportunities for additional business in our Managed Freight reportable segment as Star operates in the disaster recovery market. Weather and other seasonal events could adversely affect our operating results.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) recessionary economic cycles; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; (iv) downturns in our customers’ business cycles, including declines in consumer spending, (v) excess trucking capacity in comparison with shipping demand, (vi) driver shortages and increases in driver’s compensation, (vii) industry compliance with ongoing regulatory requirements, (viii) the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment; (ix) the impact of public health crises, epidemics, pandemics, or similar events; (x) compliance with ongoing regulatory requirements; (xi) strikes, work stoppages or work slowdowns at our facilities, or at customer, port, border crossing or other shipping-related facilities, including related reductions in demand; (xii) increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; (xiii) changes in trade policy and tariff rates; and (xiv) rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, public health crises, epidemics, pandemics, or similar events, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, global conflicts, terrorist attacks, efforts to combat terrorism, military action, or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

The imposition of new or increased tariffs and other trade restrictions, and any related retaliatory trade policies and tariff implementations by foreign governments may result in decreased shipping volumes and have an adverse impact on our revenues and results of operations.

We may not be successful in achieving our strategic plan.

Our initiatives include exiting unprofitable business relationships, moderately reducing our total truckload fleet (while growing the most profitable components), improving free cash flow, deleveraging our balance sheet, and opportunistically investing in areas that differentiate us from other carriers, such as high value and high service requirement freight. Such initiatives will require time, management and financial resources, and changes in our operations and sales functions. We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives. In addition, our operating margins could be adversely affected by future changes in our business. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses. There is no assurance that we will be successful in achieving our strategic plan and initiatives. Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

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

Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our business with the Department of War is not subject to a contract, requires significant compliance work, and could be terminated at any time. Our Dedicated reportable segment is typically subject to longer term written contracts than our other reportable segments. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one-year terms but that can be terminated more easily. There is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. For our multi-year and Dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our Dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

●	competition from freight logistics and freight brokerage companies and the proliferation of new brokerage platforms and technologies may adversely affect our customer relationships and freight rates;
●	the Covenant, Landair, LTST, and AAT brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services; and
●	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

We may not grow substantially in the future and we may not be successful in improving our profitability.

We may not be able to improve profitability in the future. Improving profitability depends upon numerous factors, including our ability to effectively and successfully implement other strategic initiatives, increase our average revenue per tractor, improve driver retention, implement technology, and control costs and inefficiencies. If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

Global conflicts could adversely impact our business and financial results.

Although we do not have any direct operations outside of the U.S., we may be affected by the broader consequences of the global conflicts, such as increased inflation, supply chain issues (including access to parts for our revenue equipment), embargoes, geopolitical shift, access to diesel fuel, higher energy prices, retaliatory actions by other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

COMPLIANCE RISKS

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been and currently are subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants. We operate a business that hauls arms, ammunitions, explosives, and other hazardous materials that could increase our exposure if there were an accident involving this freight.

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

Recent federal court decisions have also created uncertainty regarding the extent to which the FAAAA preempts certain state law claims against motor carriers and freight brokers. Courts have reached different conclusions on whether such claims are preempted, resulting in a patchwork of exposure across jurisdictions. While some courts have held that the FAAAA preempts these claims, others have allowed them to proceed, and the Supreme Court has agreed to review the issue. Until the Supreme Court provides clarity, we may face increased litigation risk and inconsistent outcomes depending on where a claim is filed. If we are found liable for the acts or omissions of third‑party providers, we could be subject to significant damages, increased insurance and claims costs, and other adverse impacts on our business, financial condition, and results of operations. For additional clarification, see Note 16, "Commitments and Contingencies" of our consolidated financial statements.

We self-insure for a significant portion of our claims and have exposure outside of our insurance coverage, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in a substantial number of claims and litigation related to personal injuries, property damage, workers’ compensation, employment issues, health care, and other issues. We self-insure a significant portion of our claims and have exposure outside of our insurance coverage, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. See Note 1, "Summary of Significant Accounting Policies," of the accompanying consolidated financial statements for more information regarding our self-insured retention amounts. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses, including legal and other direct costs associated with a claim, when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to pending claims may change in the future, as new events and circumstances arise and the matters continue to develop. Actual settlement of such liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported. Due to our significant self-insured amounts and exposure outside of insurance coverage, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. Historically, we have had to significantly adjust our accruals on several occasions, and future significant adjustments may occur. Further, our self-insured retention levels could change and result in more volatility than in recent years. If we are required to accrue or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed, if our self-insured retention levels or overall coverage change, or we experience claims not covered by our insurance, our financial condition and results of operations may be materially adversely affected.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, or fall outside the scope or coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Insurance carriers have recently raised premiums for our industry, and premiums in the near term are expected to continue to increase. Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, the industry is experiencing a decline in the number of carriers and underwriters that offer certain insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may materially adversely affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our accruals or collateral, there could be a materially adverse effect on our results of operations and financial condition.

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. We have elected to commute policies on several occasions in the past. In exchange, we have assumed the risk for all claims during the years for the policies commuted. Our subsequent payouts for the claims assumed have been less than the refunds. We expect the total refunds to exceed the total payouts; however, not all of the claims have been finally resolved and we cannot assure you of the result. We may continue to commute policies for certain years in the future. To the extent we do so, and one or more claims result in large payouts, we will not have insurance, and our financial condition, results of operation, and liquidity could be materially and adversely affected. For additional clarification, see Note 16, "Commitments and Contingencies" of our consolidated financial statements.

Our self-insurance for auto liability claims and our use of a captive insurance company could adversely impact our operations.

Covenant Transport, LLC has been approved to self-insure for auto liability by the FMCSA. We believe this status, along with the use of a captive insurance company, allows us to post substantially lower aggregate letters of credit and restricted cash than we would be required to post without this status or the use of a captive insurance company. Our captive insurance subsidiary is a regulated insurance company through which we insure a portion of our auto liability claims in certain states. An increase in the number or severity of auto liability claims for which we self-insure through our captive insurance company or pressure in the insurance and reinsurance markets could adversely impact our earnings and results of operations. Further, both arrangements increase the possibility that our expenses will be volatile.

Our captive insurance company is regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders. Such regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries, and otherwise impede our ability to take actions we deem advisable.

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

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, the U.S. Department of War, and other agencies in states in which we operate. The sections of Environmental and Other Regulation included in “Regulation” under “Item 1. Business” discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations. Our 2022 acquisition of an arms, ammunitions, and explosives carrier requires us to meet stringent rules relating to those operations and failure to comply could result in loss of all business purchased and our related investment. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

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

Developments in labor and employment law and any unionizing efforts by employees or employees of related businesses could have a materially adverse effect on our results of operations.

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

Additionally, a portion of the freight we deliver is imported to the U.S. through ports of call where workers are represented by labor unions. Ports have long been the primary gateways for cargo coming into and leaving the U.S. and have a long history of labor and other port disputes, protracted collective bargaining, and contract negotiations which, in the past, have involved closures, as well as threats of a strike that would have disrupted domestic supply chains. There can be no guarantee that work stoppages or further disruptions at ports will not occur.

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

Compliance with and changes to various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. Our tractor terminals are often located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations, and another portion consists of high security cargo such as arms, ammunitions, and explosives, which subjects us to a myriad of regulatory requirements concerning the storage, handling and transportation of hazardous materials, chemicals, and explosives. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Governmental agencies continue to revise laws and regulations regarding greenhouse gases and emissions. These laws and regulations are applicable to engines used in our revenue equipment. When these laws and regulations have become more stringent, we have incurred, and continue to incur, increased compliance costs. More recently, the EPA proposed to repeal certain federal regulations regarding greenhouse gases and emissions, which could lead to more states enacting similar laws, resulting in a patchwork of emission regulations, which may increase our compliance costs. Legal challenges to the repeal or enactment of such laws and regulations at both the federal and state level could lead to uncertainty regarding our compliance which may negatively affect our results of operations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.

In addition, certain environmental laws and regulations may require us to disclose certain metrics or other data related to our operations that have historically been confidential, or impose additional environmental monitoring or reporting requirements. Failure to comply with these laws and regulations may result in fines or penalties, a decrease in productivity, and other constraints that could impair our financial and operational position and have a negative impact on our stock price and reputation.

For further discussion of environmental laws and regulations, please see "Regulation" under “Item 1. Business.”

Changes to trade regulation, export controls, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

Since April 2025, new substantial tariffs have been imposed on imports to the U.S. The imposition of additional tariffs or export controls, changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business. Further, such tariffs or other trade restrictions, or changes in trade agreements could exacerbate the effects of other macroeconomic or geopolitical conditions, the severity and impacts of which are uncertain, and as a result, our business, results of operations, and financial condition could be negatively affected.

Regulatory changes related to climate change could increase our costs significantly.

To the extent regulatory changes are aimed at curbing climate change, we could incur significant costs to our operation, mainly centered around our revenue producing equipment and our warehousing operations. We are not able to accurately predict the materiality of any potential losses or costs. Concern over climate change, including the impact of global warming, has previously led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Emission-related regulatory actions have historically resulted in increased costs related to revenue equipment, diesel fuel, equipment maintenance, and environmental monitoring or reporting requirements, and future legislation, if any, could impose substantial costs that may adversely affect our results of operations. In addition, any such legislation may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures, and compliance with any such legislation may increase our risk of litigation or governmental investigations or proceedings.

Conflicting views on environmental and societal matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Certain stakeholders have pressured companies on initiatives relating to environmental and societal matters, including matters related to corporate governance. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental and societal matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price. Further, standards for tracking and reporting environmental and societal matters continue to evolve, and our reporting may not match stakeholder expectations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, increased scrutiny of accreditation of driving schools and limitations on capacity at driving schools, whether resulting from future outbreaks of contagious diseases, any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak, or other factors may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. Such regulatory requirements include those related to safety ratings, ELDs, and hours-of-service, as well as the DOT guidelines issued in 2025 strengthening enforcement of the FMCSA’s longstanding English proficiency requirements for commercial drivers. Further, the FMCSA issued an interim rule in 2025 revising the requirements for the issuance or renewal of CDLs to non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued.

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

Our agreements with the independent contractors we engage are governed by the federal leasing regulations, which impose specific requirements on us and the independent contractors. If more stringent federal leasing regulations are adopted, independent contractors could be deterred from becoming independent contractor drivers, which could materially adversely affect our ability to engage independent contractors.

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

Our Managed Freight reportable segment is dependent upon the services of third-party providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ or control the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties, if we become subject to increases in the prices we must pay to secure such services, or if we become responsible for accidents involving these providers, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages increased equipment prices, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates. For additional clarification, see Note 16, "Commitments and Contingencies" of our consolidated financial statements.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as, power loss, telecommunications failure, cyberattacks, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to dispatch and manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third-party providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party providers, any of which would have a material adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition, and results of operations. For further discussion of our cybersecurity programs, please see "Item 1C. Cybersecurity."

In addition, the adoption of artificial intelligence (“AI”) and other emerging technologies may become significant to operating results in the future, including in areas such as brokerage, dispatch, routing, pickup, and delivery appointments, and other areas where automation is possible. While AI and other technologies may offer substantial benefits, they may also introduce additional risk, including those relating to errors or inaccuracies in work product developed through the use of AI and privacy, intellectual property, and legal and regulatory risks. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, we may be at a competitive disadvantage to such competitors and our results of operation may be negatively affected. Furthermore, the use of AI by bad actors may make cyberattacks more difficult to anticipate or detect, and we may be unable to implement adequate preventive or curative measures in the case of such an attack.

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

We face a wide variety of risks related to public health crises, epidemics, pandemics, or similar events. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts, including adverse impacts to our workforce, our operations, equipment availability and financial results, such as increased costs, tightening of credit markets, greater risk for collection of amounts owed, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

A large-scale outbreak of avian flu or related illness among the nation’s poultry flock may adversely affect the revenues of LTST.

Our subsidiary, LTST, derives the majority of its revenue from the transportation of poultry and feed products related to poultry operations. While LTST does not transport eggs, a widespread outbreak of avian flu or related illness among our customers’ poultry flocks could reduce the volume of loads hauled for such customers. Additionally, public concern following a nation-wide or well-publicized outbreak of avian flu may cause fear about the consumption of chicken, turkey, eggs, and other products derived from poultry, which could cause customers to consume less poultry and related products, reducing the volume of poultry and related products produced and negatively affecting the revenues of LTST. Any decrease in the revenue of LTST may negatively impact our income and results of operations.

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

A decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. In recent years, some tractor and trailer manufacturers experienced periodic shortages of certain component parts and supplies, including semi-conductor chips, forcing such manufacturers to curtail or suspend their production, which led to a lower supply of tractors and trailers and higher prices. If such shortages occur again, such shortages could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, driver retention, and the length of our trade cycle.

In 2022 through 2025, we experienced a softened used equipment market. During a depressed market for used equipment we may be required to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Due in part to the soft used equipment market, during the fourth quarter of 2025, we recognized an asset held-for-sale write-down of $6.5 million, which is included in write-down of held-for-sale assets in the consolidated statements of operations, reducing assets to their current fair market value less costs to sell.

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

We hold a 49% interest in TEL, a used equipment leasing company and reseller. We account for our investment in TEL using the equity method of accounting. TEL faces several risks similar to those we face and additional risks particular to its business and operations. TEL has significant ongoing capital requirements and carries significant debt. The ability to secure financing and market fluctuations in interest rates could impact TEL's ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable. In addition, TEL's leasing customers are typically small trucking companies without substantial financial resources, and TEL is subject to risk of loss should those customers be unable to make their lease payments or declare bankruptcy, which has happened in the past. A portion of TEL’s business includes leasing equipment to individual independent contractors who are generally not required to provide significant amounts to secure their obligations under the lease agreements with TEL. Such independent contractors generally have few assets and are at a heightened risk of defaulting under such lease agreements, which may cause TEL to incur unreimbursed costs related to the recovery of equipment, equipment maintenance and repair, missed lease payments, and the reletting of the equipment. In addition, the shrinking independent contractor market may decrease the number of drivers available to utilize such portion of TEL’s business and could decrease TEL’s revenues. Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past and has been soft recently. There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale. As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment. Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

As of December 31, 2025, we had goodwill of $80.4 million and other intangible assets of $105.6 million. We evaluate our goodwill and other intangible assets for impairment. During the three months ended December 31, 2025, we experienced changes to market conditions and capital expenditure expectations that contributed to a reduction in projected future cash flows within our legacy Dedicated reporting unit. As a result of these factors, during the three months ended December 31, 2025, we performed an interim quantitative goodwill impairment test which resulted in a partial impairment of goodwill of $10.7 million within the Dedicated reportable segment for the legacy Dedicated reporting unit.

We could recognize further impairments in the future, and we may never realize the full value of our goodwill or intangible assets. If these event occur, our profitability and financial condition will suffer.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, including as a result of our concentrated leadership structure, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by our Chairman of the Board and Chief Executive Officer, David Parker, and his wife Jacqueline (together, the "Parkers"). Shares of Class B common stock are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parkers' immediate family. As a result of the two-class structure, and including 800,000 unexercised options to purchase Class A common stock that are held by Mr. Parker, the Parkers may be deemed to control stock possessing approximately 41% of the voting power of all of our outstanding stock. As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire Board, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Moreover, Mr. Parker serves as both our Chief Executive Officer and Chairman of our Board. Although the Board has determined that the combination of Chief Executive Officer and Chairman of the Board positions is the most appropriate and suitable structure for proper and efficient Board functioning and communication, Mr. Parker may have an outsized ability to influence the operations of the Company, which may result in conflicts with the interests of the Parkers and the interests of our other stockholders.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Fourth Amended and Restated Articles of Incorporation (“Articles of Incorporation”), our Sixth Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. Furthermore, pursuant to the “Acquisition of Controlling Interest” statutes set forth in Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes (the “Control Statutes”), if a person acquires a controlling interest in the Company (defined in Nevada Statutes Section 78.3785 as ownership of voting securities to exercise voting power in the election of directors in excess of 1/5, 1/3, or a majority thereof), the voting rights of such person in excess of the applicable threshold would be nullified, unless the acquirer obtains approval of the disinterested stockholders or unless the Company amends its Articles of Incorporation or Bylaws within ten days of the acquisition to provide that the Control Statutes do not apply to the Company or to types of existing or future stockholders. Our Bylaws provide that the Control Statutes do not apply to an acquisition of a controlling interest in the Company by the Parkers or their affiliates. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

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

The timing and amount of future repurchases of our Class A common stock, including repurchases under our current stock repurchase program authorizing the purchase of up to $50.0 million of our Class A common stock, as well as the declaration of future dividends, is at the discretion of our Board and will depend on many factors such as our financial condition, earnings, cash flows, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, changes in federal and state tax laws, and other factors our Board deems relevant. While it is expected that we will continue to pay a quarterly dividend under the dividend program initiated in January 2022, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.

Our effective tax rate may be adversely impacted by, among other things, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. The OBBBA was signed into law in 2025. The OBBBA, among other things, includes provisions that permanently restored 100% bonus depreciation, reinstated current deductibility of domestic research and development under Section 174, eased the Section 163(j) interest limitation through a return to earnings before interest, taxes, depreciation, and amortization, and rolled back certain alternative energy credits. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. Additionally, President Trump has indicated a desire to potentially amend the federal tax laws further. Until any changes are passed into law we will not know if such changes, if any, will have a materially adverse effect on our financial results and financial position. Any changes to the federal tax laws are likely to have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a periodic basis from senior management, including leaders from our Information Technology, Compliance, and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

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

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee. Also, we own or lease administrative offices, warehouses, and truck terminals (which provide a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, facilities for recruiting and orientation, and sales offices) throughout the continental United States, none of which are individually material.

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

As of February 25, 2026, we had approximately 55 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names. As of February 25, 2026, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

Dividend Policy

In January 2022, our Board approved a quarterly cash dividend program of $0.03125 per share, which was increased to $0.04 per share in August 2022, $0.055 per share in February 2023, and $0.07 per share in February 2025.

Our most recent dividend was declared in February of 2026 for $0.07 per share of Class A and Class B common stock and is scheduled to be paid in March of 2026.

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

Our four reportable segments are Expedited, Dedicated, Managed Freight, and Warehousing, each as described under “Reportable Segments and Service Offerings” in Part I, Item 1 of this Annual Report on Form 10-K. During 2025, the Company operated in a challenging freight and logistics environment characterized by prolonged industry overcapacity, muted demand, episodic weather-related disruptions, and elevated cost pressures, including elevated insurance expense, impairment of goodwill, and additional equipment related expenses. Within our Expedited reportable segment, both total revenue and margins declined year over year primarily as a result of an approximately 4.7% reduction in average total tractors and a 3.7% increase in utilization year over year. Within our Dedicated reportable segment, total revenue increased while margins declined year over year primarily as a result of an approximately 11.5% increase in average total tractors along with a 8.0% decrease in utilization year over year. Managed Freight experienced increased revenue with the fourth quarter integration of assets acquired that are now operating as Star (the "Star Acquisition") helping to offset the July 2025 loss of a key customer, but heightened costs associated with securing capacity during peak season compressed margins. Warehousing operating income declined compared to 2024 primarily as the result of onboarding a significant new customer during the fourth quarter of 2025 resulting in associated startup expenses and operational inefficiencies that more than offset the incremental revenue.

The table below reflects the total revenue trends in each of these reportable segments:

	Year ended December 31,
(in thousands)	2025	2024
Revenues:
Expedited	$373,294	$416,461
Dedicated	403,180	364,414
Managed Freight	286,806	248,939
Warehousing	100,555	101,662
Other	637	-
Total revenues	$1,164,472	$1,131,476

Our consolidated financial results are summarized as follows:

●

Total revenue was $1,164.5 million, compared with $1,131.5 million for 2024, and freight revenue (which excludes revenue from fuel surcharges) was $1,059.2 million, compared with $1,013.9 million for 2024;

●	Operating income from continuing operations was $2.9 million, compared with operating income from continuing operations of $44.8 million for 2024;
●

Net income was $7.2 million, or $0.27 per diluted share, compared with net income of $35.9 million, or $1.30 per diluted share, for 2024; Net income from continuing operations was $4.4 million, or $0.16 per diluted share, for 2025, compared to $35.3 million or $1.28 per diluted share in 2024. Net income from discontinued operations of $2.8 million, or $0.11 per diluted share, for 2025, compared to $0.6 million, or $0.02 per diluted share in 2024;

●	With available borrowing capacity of $53.3 million under our Credit Facility as of December 31, 2025, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $14.7 million of pre-tax earnings in each 2025 and 2024;
●	Since December 31, 2024, total indebtedness, comprised of total debt and finance leases, net of cash, increased by $76.7 million to $296.3 million;
●

Leverage ratio (average total indebtedness, net of cash, divided by the sum of operating income (loss, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) was 2.89 at December 31, 2025, compared to 1.65 at December 31, 2024;

●	Stockholders' equity at December 31, 2025 was $404.0 million, compared to $438.3 million at December 31, 2024; and
●	Tangible book value at December 31, 2025 was $217.9 million, compared to $269.3 million at December 31, 2024.

Outlook

Our plan for 2026 includes continued reallocation of capital to better returning operations while positioning for an expected improvement in freight fundamentals. During the first half of the year, we expect to exit unprofitable business relationships, moderately reduce our total truckload fleet (while growing the most profitable components), improve free cash flow and deleverage our balance sheet.  We will be opportunistic in investing in areas that differentiate us from other carriers, focusing on high value and high service requirement freight. Our truckload business requires substantial capital and carries significant risks, and we need to seek and execute on business where the returns justify continued reinvestment.

We remain optimistic about improving freight fundamentals, as well as our ability to be more efficient with our equipment and capture operating leverage and improve financial results in 2026. The improvements are likely to come later in the year, with the first quarter being impacted by seasonality, extreme weather, a still-developing freight market situation, and a potential margin squeeze in Managed Freight.

The last few years have been characterized by acquisitions, dispositions, and share buybacks as we have revamped the Company. We believe we have a stronger, more stable business with greater upside leverage in a future market recovery. We believe 2026 is all about execution, and we are hard at work to get that done.

RESULTS OF CONSOLIDATED OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2025	2024
Revenue:
Freight revenue	$1,059,235	$1,013,941
Fuel surcharge revenue	105,237	117,535
Total revenue	$1,164,472	$1,131,476

The increase in total revenue resulted from a $37.9 million and $36.8 million increase in Managed Freight and Dedicated freight revenue, respectively, partially offset by a $29.5 million and $0.5 million decrease in freight revenue from our Expedited and Warehousing reportable segments, respectively.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2025	2024
Salaries, wages, and related expenses	$433,238	$423,319
% of total revenue	37.2%	37.4%
% of freight revenue	40.9%	41.7%

The increase in salaries, wages, and related expenses on a dollars basis is primarily the result of pay increases due to the expanded scale of our Dedicated agriculture supply chain operations and the strategic reduction in commoditized freight across the Expedited and Dedicated fleets since the prior period, as well as averaging more drivers and tractors resulting in higher driver salaries, wages, and benefits as a result of growth in Dedicated. As a percentage of freight revenue salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we have driver pay, and a higher percentage of revenue from Managed Freight, where we don't have driver pay.

We believe driver and non-driver, including shop technicians, pay and benefits will continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. Driver pay may also fluctuate based on the number of miles driven. While driver pay remains stable at the present time, we have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so in the future as necessary. If freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item, as well as the mix of specialized freight (which requires higher driver pay) and commoditized freight.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2025	2024
Fuel expense	$112,292	$115,981
% of total revenue	9.6%	10.3%
% of freight revenue	10.6%	11.4%

The decreases in total fuel expense are primarily related to lower fuel prices in 2025, as well as a 4.4% decrease in total miles.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE averaged approximately $0.11 per gallon, or 3.0%, lower in 2025 than 2024.

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

	Year ended December 31,
(dollars in thousands)	2025	2024
Total fuel surcharge	$105,237	$117,535
Less: Fuel surcharge revenue reimbursed to independent contractors and other third-parties	6,950	9,032
Company fuel surcharge revenue	$98,287	$108,503
Total fuel expense	$112,292	$115,981
Less: Company fuel surcharge revenue	98,287	108,503
Net fuel expense	$14,005	$7,478
% of freight revenue	1.3%	0.7%

Net fuel expense increased $6.5 million, or 87.3%, for the year ended December 31, 2025, compared to 2024. As a percentage of freight revenue, net fuel expense increased 0.6% for the year ended December 31, 2025, compared to 2024, primarily due to decreased fuel surcharge recovery partially offset by lower fuel prices.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2025	2024
Operations and maintenance	$69,573	$61,696
% of total revenue	6.0%	5.5%
% of freight revenue	6.6%	6.1%

The increase in operations and maintenance expense was primarily the result of high demands on equipment as we grow our fleet into specialty freight areas, as well as more equipment damage than was experienced in the prior year.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, our mix of specialty and commoditized freight, and any disruption of the supply chain. Additionally, operations and maintenance costs may increase if we experience wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2025	2024
Revenue equipment rentals and purchased transportation	$286,711	$254,302
% of total revenue	24.6%	22.5%
% of freight revenue	27.1%	25.1%

The increase in revenue equipment rentals and purchased transportation was primarily the result of an increase in purchased transportation costs related to new business awarded to the Managed Freight reportable segment during the year, partially offset by a slight decrease in the percentage of the total miles run by independent contractors from 7.8% for 2024 to 7.3% for 2025 and a first quarter $7.6 million decrease in purchased transportation costs due to the decline in the spot market that primarily affected the Managed Freight reportable segment.

We expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third-party providers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third-party transportation services and the amount of fuel surcharge revenue passed through to the third-party providers and independent contractors will affect this expense category. If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. If we were to recruit more independent contractors we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2025	2024
Operating taxes and licenses	$13,776	$11,954
% of total revenue	1.2%	1.1%
% of freight revenue	1.3%	1.2%

For the period presented, the change in operating taxes and licenses is insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2025	2024
Insurance and claims	$70,125	$59,845
% of total revenue	6.0%	5.3%
% of freight revenue	6.6%	5.9%

Insurance and claims per mile cost increased to 26.6 cents per mile for 2025 from 21.7 cents per mile in 2024. The increase is primarily the result of an increase in claims and premium expense, including the settlement of a large auto liability claim during 2025, being spread over decreased miles compared to the prior year.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. As of December 31, 2025, there were no outstanding claims in this layer. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We expect insurance and claims expense to continue to be volatile over the long-term. To the extent damages awarded against us for any claims exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in our insurance premiums, our insurance and claims expense would be volatile and increase. Any resulting increases in such expenses could have a materially adverse effect on our business, results of operations, financial condition, or liquidity. For additional details regarding our claims accruals, see Note 16, "Commitment and Contingencies" of the accompanying consolidated financial statements.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2025	2024
Communications and utilities	$6,379	$5,407
% of total revenue	0.5%	0.5%
% of freight revenue	0.6%	0.5%

For the period presented, the change in communications and utilities is insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2025	2024
General supplies and expenses	$59,185	$66,053
% of total revenue	5.1%	5.8%
% of freight revenue	5.6%	6.5%

The decrease in general supplies and expenses was primarily the result of a $2.8 million increase in the contingent consideration liability recognized in 2025 compared to a $16.0 million increase recognized in 2024, partially offset by additional costs related to investments in technology and the Star Acquisition.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2025	2024
Depreciation and amortization	$92,726	$86,529
% of total revenue	8.0%	7.6%
% of freight revenue	8.8%	8.5%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets (including those under finance leases), as well as amortization of intangible assets.

Depreciation increased $4.9 million in 2025 to $81.9 million compared to 2024, primarily as a result of the increased cost of new equipment and an additional $2.2 million of depreciation expense as a result of an increased rate of depreciation during the quarter ended December 31, 2025. Amortization of intangible assets increased $1.3 million in 2025 to $10.8 million compared to 2024, primarily due to the amortization of the intangible assets related to the 2025 acquisitions. Subsequent to our January 29, 2026 earnings release, we reclassified $6.5 million of depreciation for 2025 from depreciation and amortization to write-down of held-for-sale assets. This reclassification did not change our total operating expenses for 2025.

We expect depreciation and amortization to increase going forward as the cost of new equipment increases. Additionally, changes in the used tractor market have caused us to adjust residual values and increase depreciation, and further adjustments may be necessary in the future. These changes may also cause us to hold assets longer than planned, or experience increased losses on sale. If we were to grow our Expedited or Dedicated reportable segments we may face additional increases in depreciation and amortization.

Write-down of held-for-sale assets

	Year ended December 31,
(dollars in thousands)	2025	2024
Write-down of held-for-sale assets	$6,495	$-
% of total revenue	0.6%	0.0%
% of freight revenue	0.6%	0.0%

Write-down of held-for-sale assets represents the expense recognized to adjust the assets moved to held-for-sale to their current fair market value less costs to sell during 2025.

Loss on disposition of property and equipment, net

	Year ended December 31,
(dollars in thousands)	2025	2024
Loss on disposition of property and equipment, net	$337	$1,630
% of total revenue	0.0%	0.1%
% of freight revenue	0.0%	0.2%

For the period presented, the change in disposition of property and equipment, net is insignificant both as a percentage of total revenue and freight revenue.

Impairment of goodwill

	Year ended December 31,
(dollars in thousands)	2025	2024
Impairment of goodwill	$10,698	$-
% of total revenue	0.9%	0.0%
% of freight revenue	1.0%	0.0%

Impairment of goodwill represents the goodwill impairment recognized on the Dedicated reportable segment during 2025, primarily related to a reduction of projected future cash flows within our legacy dedicated reporting unit.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2025	2024
Interest expense, net	$12,055	$13,576
% of total revenue	1.0%	1.2%
% of freight revenue	1.1%	1.3%

For the period presented, the change in interest expense, net is insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Year ended December 31,
(in thousands)	2025	2024
Income from equity method investment	$14,709	$14,713

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. Our earnings resulting from our investment in TEL were $14.7 million for both 2025 and 2024. Due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate. We currently expect TEL's results for 2026 to remain similar to those of 2025.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2025	2024
Income tax expense	$1,181	$10,576
% of total revenue	0.1%	0.9%
% of freight revenue	0.1%	1.0%

The decrease in tax expense primarily relates to the decrease in operating income as described above.

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

The following table summarizes revenue and operating income data by reportable segment and service offering:

	Year ended December 31,
(in thousands)	2025	2024
Revenues:
Expedited	$373,294	$416,461
Dedicated	403,180	364,414
Managed Freight	286,806	248,939
Warehousing	100,555	101,662
Other	637	-
Total revenues	$1,164,472	$1,131,476

Segment Operating Income(1):
Expedited	$21,126	$47,940
Dedicated	19,986	38,580
Managed Freight	12,166	14,905
Warehousing	7,699	11,403

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, impairment of goodwill, and contingent consideration liability adjustments to match the information our chief operating decision maker ("CODM") uses to evaluate the operating results of our reportable segments.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Our Expedited total revenue decreased $43.2 million, as fuel surcharge revenue decreased $13.7 million and freight revenue decreased $29.5 million. The decrease in Expedited freight revenue relates to a 42 (or 4.7%) average tractor decrease compared to 2024, and a decrease in average freight revenue per tractor per week of 3.7%. The decrease in average freight revenue per tractor per week is the result of an approximately 4.4% decrease in average miles per tractor partially offset by a  0.5%, or 1.1 cents per mile, increase in average rate per total mile when compared to 2024. Seated team driven tractors decreased approximately 4.9% to an average of 788 teams in 2025 from 829 teams in 2024.

Our Dedicated total revenue increased $38.8 million, as freight revenue increased $36.8 million and fuel surcharge revenue increased $1.9 million. The increase in Dedicated freight revenue relates to a 157 (or 11.5%) average tractor increase and an increase in average freight revenue per tractor per week of 0.4%, compared to 2024. The increase in average freight revenue per tractor per week is the result of a 8.9%, or 25.5 cents per mile, increase in average rate per total mile, partially offset by 8.0% fewer miles per tractor.

Managed Freight total revenue increased $37.9 million in 2025, compared to 2024 as a result of new business awarded during 2025, the October 2025 Star Acquisition, and the team's effort to identify and execute on overflow capacity from our Expedited reportable segment. During the fourth quarter of 2025, some new business awarded during 2025 was discontinued. Revenue in this reportable segment is expected to fluctuate with changes in the freight market and our percentage of contracted versus non-contracted freight.

The Warehousing total revenue remained relatively even compared to 2024.

Other includes support services provided to our customers and third party carriers primarily including equipment maintenance and equipment leasing.

The decrease in Expedited operating income was the result of the aforementioned decrease in total revenue partially offset by a decrease in Expedited operating expenses. The decrease in Expedited operating expenses was primarily due to decreases in salaries, wages, and benefits for our professional drivers and fuel expense as compared to 2024 as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases, exiting less profitable business, and adding more profitable business.

The decrease in Dedicated operating income was the result of an increase in Dedicated operating expenses partially offset by the aforementioned increase in total revenue. The increase in Dedicated operating expenses was primarily the result of increased salaries, wages, and benefits for our professional drivers, operations and maintenance costs, purchase transportation, insurance costs, and depreciation expense as a result of growth and increased equipment costs, since 2024. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The decrease in Managed Freight operating income is the result of an increase in Managed Freight operating expenses, partially offset by an increase in total revenue. The increase in Managed Freight operating expenses is the result of the increase in revenue driving increases in variable expenses, primarily heightened purchased transportation, particularly during the fourth quarter peak season. Going forward, we seek to grow Managed Freight with profitable revenue from new customers from organic initiatives and the Star Acquisition, work closely with our asset-based segments to capitalize on overflow opportunities when available, and optimize costs to yield longer-term margin goals in the mid-single digits, which would generate an acceptable return on capital given the asset light nature of the business.

The decrease in Warehousing operating income is primarily the result of an increase in Warehousing operating expenses. The increase in Warehousing operating expenses is the combination of facility related cost increases for which we have not yet negotiated rate increases with our customers and startup-related costs and inefficiencies related to new business, including the onboarding of a significant new customer during the fourth quarter of 2025 whereby the associated startup expenses and operational inefficiencies more than offset the additional revenue. Going forward, we intend to improve upon the margin within this segment through a combination of rate increases and cost reductions.

Liquidity and Capital Resources

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $22.8 million and $32.6 million at December 31, 2025 and 2024, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.0 years, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of December 31, 2025 and December 31, 2024 we had $338.7 million and $296.9 million in debt and lease obligations, respectively, consisting of the following:

●	$30.0 million and no outstanding borrowings under the Credit Facility;

●	$251.7 million and $233.5 million in revenue equipment installment notes, respectively;

●	$16.3 million and $17.8 million in real estate notes, respectively;

●	$3.2 million and $3.9 million of the principal portion of financing lease obligations, respectively; and

●	$37.5 million and $41.7 million of the operating lease obligations, respectively.

The increase in our revenue equipment installment notes was primarily due to additional borrowings related to our trade cycle. The decrease in operating and finance lease obligations was primarily due to amortization of the respective lease liability.

As of December 31, 2025, we had $30.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $53.3 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility were driven primarily by the Star Acquisition, cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable and leases, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Refer to Note 10, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Our net capital expenditures for the year ended December 31, 2025 totaled $112.1 million of expenditures as compared to $80.8 million of expenditures for the prior year. Our baseline expectation for 2026 fleet net capital expenditures is a range of $40 million to $50 million which is a significant reduction compared to 2025 due to purchasing fewer new tractors in the year than we are selling. These assumptions are subject to risk. For example, global supply chain disruptions similar to 2021 and 2022 could impact the availability of tractors and trailers and lead to increased pricing on new and used equipment. Net losses on disposal of equipment and real estate in 2025 were $0.3 million compared to $1.6 million in 2024.

We had commitments outstanding at December 31, 2025, to acquire revenue equipment totaling approximately $100.8 million in 2025 versus commitments at December 31, 2024 of approximately $114.0 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.

We distributed a total of $7.2 million and $5.8 million to stockholders through dividends during the years ended December 31, 2025 and 2024, respectively.

We believe we have sufficient liquidity to satisfy our cash needs and will continue to evaluate the nature and extent of the potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $113.7 million in 2025, compared with $122.9 million in 2024, primarily due a $28.7 million decrease in net income partially offset by increases in non-cash expenses such as the impairment of goodwill, write-down of held-for-sale assets, and depreciation and amortization compared to 2024.

Net cash flows used by investing activities were $140.1 million in 2025, compared with $107.6 million used in 2024. The increase in net cash flows used by investing activities was primarily due to the October 2025 Star Acquisition for $27.1 million, compared to the $4.6 million payment related to the acquisition of LTST and our Section 338(h)(10) election during the 2024 period, and the timing of our trade cycle whereby we took delivery of approximately 511 new tractors and 1012 new trailers, while disposing of approximately 465 used tractors and 310 used trailers during 2025 compared to delivery of 747 new tractors and 791 new trailers, while disposing of approximately 1,051 used tractors and 444 used trailers in 2024.

Net cash flows used by financing activities were approximately $4.3 million in 2025, compared to $18.1 million provided by financing activities in 2024. The change in net cash flows from financing activities was primarily the result of the repurchase of $36.6 million of shares of our Class A common stock during 2025 compared to none during 2024, partially offset by net proceeds relating to notes payable and our Credit Facility of $45.8 million during 2025, compared to net proceeds of $30 million in 2024.

Net cash flows provided by operating activities and used by financing activities in the 2025 period also included payment of $8.0 million and $5.3 million, respectively, of contingent consideration liabilities related to the acquisition of LTST. Net cash flows provided by operating activities and provided by financing activities in the 2024 period also included payment of $3.0 million and $7.0 million, respectively, of contingent consideration liabilities related to the acquisition of AAT.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. During the year ended December 31, 2025, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million (excluding excise tax).

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

Non-GAAP Financial Measures

Operating Ratio

Operating Ratio (“OR”) For 2025 and 2024:

(Dollars in thousands)	Year Ended December 31,
GAAP Presentation	2025	2024
Total revenue	$1,164,472	$1,131,476
Total operating expenses	1,161,535	1,086,716
Operating income	$2,937	$44,760
Operating ratio	99.7%	96.0%

Non-GAAP Presentation	2025	2024
Total revenue	$1,164,472	$1,131,476
Fuel surcharge revenue	(105,237)	(117,535)
Freight revenue (total revenue, excluding fuel surcharge)	$1,059,235	$1,013,941

Total operating income	2,937	44,760
Amortization of intangibles (1)	10,770	9,488
Contingent consideration liability adjustment	2,838	16,492
Transaction costs	567	-
Employee separation costs	1,375	-
Lease abandonment and customer exit costs	429	-
Abandonment of long-lived software	1,884	-
Impairment of goodwill	10,698	-
One-time insurance expenses	11,585	-
Impairment of revenue equipment and related charges	8,652	-
Adjustments to operating income	$48,798	$25,980
Adjusted operating income	$51,735	$70,740
Adjusted operating ratio	95.1%	93.0%

(1) "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets.

(dollars in thousands)	Year Ended December 31,
GAAP Presentation	2025				2024
	Expedited	Dedicated	Managed Freight	Warehousing	Expedited	Dedicated	Managed Freight	Warehousing
Total revenue	$373,294	$403,180	$286,806	$100,555	$416,461	$364,414	$248,939	$101,662
Total segment operating expenses (1)	352,168	383,194	274,640	92,856	368,521	325,834	234,034	90,259
Segment operating income (1)	$21,126	$19,986	$12,166	$7,699	$47,940	$38,580	$14,905	$11,403
Segment operating ratio (1)	94.3%	95.0%	95.8%	92.3%	88.5%	89.4%	94.0%	88.8%

Non-GAAP Presentation
Total revenue	$373,294	$403,180	$286,806	$100,555	$416,461	$364,414	$248,939	$101,662
Fuel surcharge revenue	(56,076)	(48,554)	-	(607)	(69,764)	(46,627)	-	(1,144)
Freight revenue (total revenue, excluding fuel surcharge)	317,218	354,626	286,806	99,948	346,697	317,787	248,939	100,518

Total segment operating income (1)	$21,126	$19,986	$12,166	$7,699	$47,940	$38,580	$14,905	$11,403
Other (2)	(5,801)	(3,918)	(890)	(2,470)	(23,645)	(15,061)	(909)	(2,469)
Transaction costs	-	149	-	-	-	-	-	-
Employee separation costs	680	622	73	-	-	-	-	-
Lease abandonment and customer exit costs	49	166	214	-	-	-	-	-
Abandonment of long-lived software	880	1,004	-	-	-	-	-	-
Adjusted segment operating income	$16,934	$18,009	$11,563	$5,229	$24,295	$23,519	$13,996	$8,934
Adjusted segment operating ratio	94.7%	94.9%	96.0%	94.8%	93.0%	92.6%	94.4%	91.1%

(1) Segment operating expenses, segment operating income, and segment operating ratio exclude indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, impairment of goodwill, and contingent consideration liability adjustments to match the information our Chief Operating Decision Maker uses to evaluate the operating results of our reportable segments. The prior year periods have been conformed to this presentation.

(2) Represents indirect costs not directly attributable to any one reportable segment.

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability. Adjusted operating ratio means operating expenses, net of fuel surcharge revenue, intangibles amortization, and certain other costs and expenses specified in the tables above, expressed as a percentage of revenue, excluding fuel surcharge revenue. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. Our Board and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

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

Revenue Equipment

Management estimates the useful lives and salvage value of revenue equipment based upon, among other things, the expected use, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. During the quarter ended December 31, 2025, we made the decision to sell certain subsets of our revenue equipment and classified such equipment as available for sale. As such, we recognized an asset held-for-sale write-down of $6.5 million, which is included in write-down of held-for-sale assets in the consolidated statements of operations reducing assets to their current fair market value less costs to sell.  We also increased the rate of depreciation on certain units during the quarter ended December 31, 2025, in anticipation of exiting unprofitable business relationships and moderately reducing our total truckload fleet (while growing the most profitable components) which resulted in an additional $2.2 million of depreciation expense. We performed a review of our estimates for certain subsets of revenue equipment during the quarter ended June 30, 2024 and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $6.4 million of depreciation expense during the year ended December 31, 2024. Historically, changes in estimated useful life or salvage values have typically resulted from us transferring tractors to different reportable segments with different operating profiles. Significant fluctuations in the used equipment market could have a material effect on our results of operations.

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

Business Combination Estimates

Acquisitions are accounted for using the purchase method. Consideration is typically paid in the form of cash paid at closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included in the purchase price, then the consideration is valued as of the acquisition date. The purchase price of an acquired businesses is allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The assets acquired and liabilities assumed are determined by understanding the operations, interviewing management and reviewing the financial and contractual information of the acquired business.  The calculations used to determine the fair value of the long-lived assets acquired, including intangible assets, revenue equipment and properties can be complex and require significant judgment. For the valuation of long-lived assets we weigh many factors when completing these estimates. We may also engage independent valuation specialists to assist in the fair value calculations. During 2025 we engaged valuation specialists to assist us in determining the fair value of intangible assets and revenue equipment acquired through the Star Acquisition. Goodwill is not amortized, but is subject to impairment testing on at least an annual basis and its valuation is directly impacted by the valuation estimates of the other acquired long-lived assets. We are also required to determine if an intangible asset has a finite or indefinite life. For intangible assets determined to have a finite life, we estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. While we use our best estimates and assumptions, our fair value estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the one year measurement period would be recorded in the consolidated statements of operations. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets can significantly affect net income.

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

We completed our annual goodwill impairment test, using the quantitative test, as of October 1, 2025, for each of our reporting units. As a result of the goodwill impairment analysis performed, the Company determined that there was no goodwill impairment. However, subsequent to such quantitative test, we experienced changes to market conditions and capital expenditure expectations that contributed to a reduction in projected future cash flows within our legacy Dedicated reporting unit. As a result of these factors, we performed an interim quantitative goodwill impairment test which resulted in a partial impairment of goodwill of $10.7 million within the Dedicated reportable segment for the legacy Dedicated reporting unit.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, litigation and claims, and driver and non-driver wages. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the market value of used equipment fluctuated significantly. The cost of fuel has historically been volatile. Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan. The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

Geographic Areas

We operate throughout the U.S. and all of our tractors are domiciled in the U.S. All of our revenue generated was generated within the U.S. in 2024 and 2025. We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful. Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last two fiscal years, located within the United States.

SEASONALITY

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Our Expedited reportable segment, has historically experienced a greater reduction in first quarter demand than our other operations, however, this trend has lessened following the growth of AAT, which is part of the Expedited reportable segment, and our work with long-term customers to improve the stability of contracted capacity in our Expedited fleet. Revenue also can be affected by bad weather, holidays and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. In addition to such potential disruptions, any such disasters may present opportunities for additional business in our Managed Freight reportable segment as Star operates in the disaster recovery market. Weather and other seasonal events could adversely affect our operating results.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. As of December 31, 2025, we have no remaining fuel hedge contracts in our consolidated balance sheet. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by approximately $1.8 million. This sensitivity analysis considers that we expect to purchase approximately 37.5 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 93.7% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2025).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the SOFR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. For the years ended December 31, 2025 and 2024, the fair value of the swap agreements, amounts reclassified from accumulated other comprehensive income into our results of operations, and amounts expected to be reclassified from accumulated other comprehensive income into our results of operations during the next twelve months due to interest rate changes, are approximately $0.3 million. Cash settlements are presented in operating activities on the Consolidated Statements of Cash Flows. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $338.7 million of debt including operating and finance leases, we had $46.3 million of variable rate debt outstanding at December 31, 2025, which related to our Credit Facility and a real-estate note which is hedged with the interest rate swap agreement noted above at 4.2%. Our earnings would be affected by changes in these short-term interest rates if we were to incur additional variable-rate obligations. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2025 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would increase our interest expense by approximately $0.5 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Logistics Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2025 and 2024, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2025, together with the related notes, and the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2025, and for each of the years in the three year period ended December 31, 2025, are set forth starting at page 51 in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

We acquired the assets that are now operating as Star on October 10, 2025 and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, Star's internal control over financial reporting associated with total assets representing approximately 4.2% and total revenues representing approximately 2.6%, of such amounts in the consolidated financial statements as of and for the year ended December 31, 2025.

The Company's internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton, LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On November 21, 2025, James S. Grant, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 22,388 shares of our Class A common stock may be sold. The plan will terminate on May 28, 2027, subject to early termination for certain specified events set  forth in the plan.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company's 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2025, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,296,960	(1)	$9.20	1,836,598
Equity compensation plans not approved by security holders	-		-	-
Total	2,296,960		$9.20	1,836,598

(1)

Represents unvested restricted shares and unvested stock options granted under the 2006 Omnibus Incentive Plan, as amended. The weighted average stock price on the date of grant for outstanding restricted share awards was $21.17, which is not reflected in column (b), because restricted share awards do not have an exercise price. The amount in column (b) represents the weighted average exercise price of the outstanding unvested stock options.

The remaining information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The remaining information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

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

(b)		Exhibits.
		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Fourth Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's 10-Q, filed August 7, 2025)
3.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.1		Fourth Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's 10-Q, filed August 7, 2025)
4.2		Sixth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed August 9, 2021)
4.3		Description of the Registrant's Securities (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, filed February 28, 2023)
10.1	*	Form of Indemnification Agreement for Executive Officers and Directors (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 5, 2021)
10.2	*	Form of Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 2, 2024)
10.3	*	Form of Performance Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 2, 2024)
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

10.22		Seventeenth Amendment to Third Amended and Restated Credit Agreement, dated as of September 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed November 3, 2020)
10.23		Eighteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2020, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 5, 2021)
10.24	*	First Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on April 8, 2019 in connection with the 2019 Annual Meeting of Stockholders)
10.25	*	Second Amendment to the Company’s Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed June 8, 2020)

10.26	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Double Trigger Change in Control) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 10, 2020)
10.27	*	Form of Restricted Stock Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2021)
10.28	*	Form of Option Award Notice under the Third Amended and Restated 2006 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K, filed March 5, 2021)
10.29	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed November 3, 2020)
10.30		Nineteenth Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2022, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 5, 2022)
10.31	*	Covenant Logistics Group Supplemental Savings Plan, effective July 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 5, 2022)
10.32	*	Third Amendment to the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 14, 2023 in connection with the 2023 Annual Meeting of Shareholders)
10.33	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of May 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed August 9, 2023)
10.34	*	Amended and Restated Covenant Logistics Group Supplemental Savings Plan, dated as of August 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 9, 2023)
10.35		Twentieth Amendment to Third Amended and Restated Credit Agreement, dated as of December 24, 2024, among Covenant Logistics Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, LLC, Covenant Transport Solutions, LLC, Star Transportation, LLC, Covenant Logistics, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., AAT Carriers, Inc., Covenant Logistics Holdings, Inc., and Bank of America, N.A. (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K, filed February 28, 2025)
10.36	*	Dustin Koehl Offer Letter, dated March 26, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 7, 2025)
10.37	*	Joey Ballard Offer Letter, dated May 23, 2022 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 7, 2025)
19	#	Covenant Logistics Group, Inc. Insider Trading Policy
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	#	Consent of Independent Registered Public Accounting Firm – Coulter & Justus, P.C.
31.1	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	##	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Chief Financial Officer
97		Covenant Logistics Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97 to the Company's Form 10-K, filed February 28, 2025)
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT Logistics GROUP, INC.

Date: February 27, 2026	By:	/s/ James S. Grant
James S. Grant
Executive Vice President and Chief Financial Officer in his capacity as such and as duly authorized on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 27, 2026
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ James S. Grant	February 27, 2026
James S. Grant
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Bradley A. Moline	February 27, 2026
Bradley A. Moline
Director

/s/ Rachel Parker-Hatchett	February 27, 2026
Rachel Parker-Hatchett
Director

/s/ Tracy L. Rosser	February 27, 2026
Tracy L. Rosser
Director

/s/ Herbert J. Schmidt	February 27, 2026
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 27, 2026
W. Miller Welborn
Director

/s/ D. Michael Kramer	February 27, 2026
D. Michael Kramer
Director

/s/ Benjamin Carson Sr.	February 27, 2026
Benjamin Carson Sr.
Director

/s/ Joey B. Hogan	February 27, 2026
Joey B. Hogan
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Covenant Logistics Group, Inc. (a Nevada holding company) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of Coulter & Justus, P.C., the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

We did not audit the financial statements of Transport Enterprise Leasing, LLC, a 49% owned equity method investment. The investment in Transport Enterprise Leasing, LLC was $85.512 million and $77.405 million as of December 31, 2025 and 2024, respectively, and the equity in its net income was $14.709 million, $14.713 million and $21.384 million for the years ended December 2025, 2024 and 2023, respectively. Those financial statements were audited by Coulter & Justus, P.C., whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Transport Enterprise Leasing, LLC, is based solely on the report of Coulter & Justus, P.C.

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

Auto Liability Self-Insurance Reserves

As described further in Note 1 to the consolidated financial statements, the Company has significant self-insured amounts related to its auto liability and has exposure to fluctuations in the number and severity of claims and to variations between estimated and actual ultimate payouts. The Company records a liability for the uninsured portion of pending claims and claims related expenses including legal and other direct costs associated with the claim. Estimates require judgment concerning the nature and severity of the claim, historical trends, and other relevant information based on specific facts and circumstances for individual claims. We identified the estimation of the Company’s auto liability accrual subject to self-insured insurance retention amounts as a critical audit matter. Incurred auto liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date, based upon the nature and severity of the claim and historical trends.

The principal consideration for our determination that auto liability self-insurance reserve is a critical audit matter is the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to the auto liability self-insurance reserves included the following, among others.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Covenant Logistics Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Covenant Logistics Group, Inc. (a Nevada holding Company) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Star Logistics Solutions, wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 4.2 and 2.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Annual Report on Internal Control over Financial Reporting, Star Logistics Solutions was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Star Logistics Solutions.

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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

Transport Enterprise Leasing, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transport Enterprise Leasing, LLC (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income and changes in members’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Transport Enterprise Leasing, LLC as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Revenue Recognition – Refer to Note 2 to the Consolidated Financial Statements

The Company recognized revenue from lease and rental agreements, which totaled $150,987,423 in 2025, based on the classification of the arrangement, as either an operating or sales-type lease. Substantially all the Company’s revenue from lease and rental agreements was derived from rental payments received on operating leases, which were recognized on a straight-line basis over the term of the lease.

The Company recognized revenue from equipment sales, which totaled $14,598,674 in 2025, when performance obligations under the terms of a contract with the customer are satisfied. Generally, this occurred when control of the equipment was transferred to the customer. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for transferring equipment.

The Company recognized shop revenue, which totaled $13,245,228 in 2025, when performance obligations under the terms of a contract with the customer were satisfied. Generally, this occurred over time as work was completed on the equipment being serviced. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for its servicing of the equipment.

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
●

For operating lease revenues and sales-type lease revenues, including selling profit or loss, we selected a sample of lease agreements from 2025 and performed certain procedures to support revenue recognition, including the following procedures:

o	Obtained and reviewed signed lease agreements and related source documents to support the contractual terms of the lease agreements.
o	Tested the Company’s identification and treatment of lease terms.
o	Recalculated 2025 revenues recorded based on the terms of the signed lease agreements and related source documents.
o

Assessed the terms of the signed lease agreements and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

●	For equipment sales revenues, we selected a sample of revenues recorded during 2025 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed sales invoices and related source documents for each unit sold to support recorded revenue amounts.
o	Tested the Company’s identification and treatment of sales terms.
o

Assessed the terms of the sales invoices and related source documents and evaluated the appropriateness of the Company’s application of its accounting policies, along with its use of estimates, in the determination of revenue recognition.

o	Obtained and reviewed purchase invoices and related source documents for each unit sold to support cost of sales amounts.
●	For shop revenues, we selected a sample of revenues recorded during 2025 and performed certain procedures to support revenue recognition, including the following procedures:
o	Obtained and reviewed service agreements and related source documents for each unit serviced to support recorded revenue amounts.
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

/s/ Coulter & Justus, P.C.

We have served as Transport Enterprise Leasing, LLC’s auditor since 2018.

Knoxville, Tennessee

February 6, 2026

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 and 2024
(In thousands, except share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,946	$35,619
Accounts receivable, net of allowance of $2,780 in 2025 and $2,360 in 2024	151,803	141,635
Drivers' advances and other receivables, net of allowance of $584 in 2025 and $593 in 2024	10,214	3,999
Inventory and supplies	6,342	5,648
Prepaid expenses	21,658	19,975
Assets held for sale	26,070	132
Income taxes receivable	11,548	6,499
Other short-term assets	240	343
Total current assets	232,821	213,850

Property and equipment, at cost	753,717	729,404
Less: accumulated depreciation and amortization	(241,033)	(204,595)
Net property and equipment	512,684	524,809

Goodwill	80,477	78,941
Other intangibles, net	105,609	90,126
Other receivables	16,531	3,163
Other assets, net	97,426	86,470
Noncurrent assets from discontinued operations	-	209

Total assets	$1,045,548	$997,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,479	$31,939
Accrued expenses	62,010	51,328
Current maturities of long-term debt	64,005	64,210
Current portion of finance lease obligations	840	751
Current portion of operating lease obligations	12,182	10,349
Current portion of insurance and claims accrual	25,462	22,700
Total current liabilities	209,978	181,277

Long-term debt	234,046	187,085
Long-term portion of finance lease obligations	2,353	3,192
Long-term portion of operating lease obligations	25,272	31,302
Insurance and claims accrual	36,361	19,134
Deferred income taxes	119,725	117,650
Other long-term liabilities	13,817	18,753
Other long-term liabilities of discontinued operations	-	835
Total liabilities	641,552	559,228
Commitments and contingencies	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 20,370,361 shares issued and outstanding as of December 31, 2025; and 40,000,000 authorized; 21,774,350 shares issued and outstanding as of December 31, 2024	219	218
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	47	47
Additional paid-in-capital	159,492	158,907
Treasury stock at cost; 1,485,517 and no shares as of December 31, 2025 and December 31, 2024, respectively	(34,584)	-
Accumulated other comprehensive income	612	1,035
Retained earnings	278,210	278,133
Total stockholders' equity	403,996	438,340
Total liabilities and stockholders' equity	$1,045,548	$997,568

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(In thousands, except per share data)

	2025	2024	2023
Revenues
Freight revenue	$1,059,235	$1,013,941	$970,509
Fuel surcharge revenue	105,237	117,535	133,064
Total revenue	$1,164,472	$1,131,476	$1,103,573

Operating expenses:
Salaries, wages, and related expenses	433,238	423,319	400,491
Fuel expense	112,292	115,981	133,291
Operations and maintenance	69,573	61,696	63,753
Revenue equipment rentals and purchased transportation	286,711	254,302	271,893
Operating taxes and licenses	13,776	11,954	13,409
Insurance and claims	70,125	59,845	50,099
Communications and utilities	6,379	5,407	5,012
General supplies and expenses	59,185	66,053	49,444
Depreciation and amortization	92,726	86,529	69,943
Write-down of held-for-sale assets	6,495	-	-
Loss (gain) on disposition of property and equipment, net	337	1,630	(12,585)
Impairment of goodwill	10,698	-	-
Total operating expenses	1,161,535	1,086,716	1,044,750
Operating income	2,937	44,760	58,823
Interest expense, net	12,055	13,576	7,967
Income from equity method investment	(14,709)	(14,713)	(21,384)
Income before income taxes	5,591	45,897	72,240
Income tax expense	1,181	10,576	17,611
Income from continuing operations	4,410	35,321	54,629
Income from discontinued operations, net of tax	2,829	600	600
Net income	$7,239	$35,921	$55,229

Basic income per share:
Income from continuing operations	$0.17	$1.35	$2.09
Income from discontinued operations	$0.11	$0.02	$0.02
Net income per basic share(1)	$0.28	$1.37	$2.12
Diluted income per share:
Income from continuing operations	$0.16	$1.28	$1.97
Income from discontinued operations	$0.11	$0.02	$0.02
Net income per diluted share	$0.27	$1.30	$2.00
Basic weighted average shares outstanding	25,648	26,307	26,096
Diluted weighted average shares outstanding	26,909	27,714	27,668

(1)	Total may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(In thousands)

	2025	2024	2023

Net income	$7,239	$35,921	$55,229

Other comprehensive (loss) income:

Unrealized gain on effective portion of cash flow hedges, net of tax of $69, ($205), and ($36) in 2025, 2024, and 2023, respectively	(197)	588	103

Reclassification of cash flow hedge losses into statement of operations, net of tax of $79, $129, and $130 in 2025, 2024, and 2023, respectively	(226)	(369)	(373)

Total other comprehensive (loss) income	(423)	219	(270)

Comprehensive income	$6,816	$36,140	$54,959

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2022	$161	$24	$152,886	$(106,500)	$1,086	$329,471	$377,128
Net income	-	-	-	-	-	55,229	55,229
Cash dividend	-	-	-	-	-	(5,781)	(5,781)
Share repurchase	-	-	-	(25,430)	-	-	(25,430)
Other comprehensive loss	-	-	-	-	(270)	-	(270)
Stock-based employee compensation expense	-	-	7,100	-	-	-	7,100
Exercise of stock options	-	-	42	194	-	-	236
Issuance of restricted shares, net	-	-	(4,182)	(610)	-	-	(4,792)
Balances at December 31, 2023	$161	$24	$155,846	$(132,346)	$816	$378,919	$403,420
Net income	-	-	-	-	-	35,921	35,921
Cash dividend	-	-	-	-	-	(5,796)	(5,796)
Other comprehensive income	-	-	-	-	219	-	219
Stock-based employee compensation expense	-	-	3,691	-	-	-	3,691
Stock split through dividend	57	23	(80)	130,911	-	(130,911)	-
Exercise of stock options	-	-	586	1,170	-	-	1,756
Issuance of restricted shares, net	-	-	(1,136)	265	-	-	(871)
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340
Net income	-	-	-	-	-	7,239	7,239
Cash dividend	-	-	-	-	-	(7,162)	(7,162)
Share repurchase	-	-	-	(36,571)	-	-	(36,571)
Other comprehensive loss	-	-	-	-	(423)	-	(423)
Stock-based employee compensation expense	-	-	3,570	-	-	-	3,570
Exercise of stock options	1	-	399	-	-	-	400
Issuance of restricted shares, net	-	-	(3,384)	1,987	-	-	(1,397)
Balances at December 31, 2025	$219	$47	$159,492	$(34,584)	$612	$278,210	$403,996

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$7,239	$35,921	$55,229
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of losses on accounts receivable	(157)	(23)	(258)
Reversal of gain on sales to equity method investee, net	(12)	(40)	(16)
Depreciation and amortization	92,726	86,529	69,943
Write-down of held-for-sale assets	6,495	-	-
Impairment of goodwill	10,698	-	-
Deferred income tax benefit	2,780	4,483	18,701
Income tax expense arising from restricted share vesting and stock options exercised	(348)	(1,190)	(2,226)
Stock-based compensation expense	3,570	3,691	7,100
Equity in income of affiliate	(14,709)	(14,713)	(21,384)
Return on investment in affiliated company	6,615	3,675	9,800
(Loss) gain on disposition of property and equipment	(2,600)	1,630	(12,585)
Changes in operating assets and liabilities:
Receivables and advances	(9,710)	2,749	(22,416)
Prepaid expenses and other assets	(3,354)	(3,006)	(3,997)
Inventory and supplies	(678)	(800)	(317)
Insurance and claims accrual	5,771	8,401	(3,542)
Accounts payable and accrued expenses	9,322	(4,414)	(9,191)
Net cash flows provided by operating activities	113,648	122,893	84,841

Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,053)	(4,556)	(107,934)
Other investments	(956)	(597)	(2,204)
Acquisition of property and equipment	(147,570)	(152,962)	(217,607)
Proceeds from disposition of property and equipment	35,518	50,440	91,824
Net cash flows used by investing activities	(140,061)	(107,675)	(235,921)

Cash flows from financing activities:
Cash dividend	(7,162)	(5,796)	(5,781)
Proceeds from issuance of notes payable	101,307	119,391	154,093
Proceeds from exercise of stock options	399	1,756	236
Repayments of notes payable	(84,755)	(74,822)	(30,390)
Repayments of finance lease obligations	(750)	(2,949)	(5,619)
Proceeds under revolving credit facility	109,214	57,421	139,837
Repayments under revolving credit facility	(79,214)	(69,000)	(128,258)
Payment of minimum tax withholdings on stock compensation	(1,397)	(871)	(4,792)
Payment of contingent liability	(5,331)	(7,023)	(9,187)
Common stock repurchased	(36,571)	-	(25,430)
Net cash flows (used in) provided by financing activities	(4,260)	18,107	84,709

Net change in cash and cash equivalents	(30,673)	33,325	(66,371)

Cash and cash equivalents at beginning of year	35,619	2,294	68,665
Cash and cash equivalents at end of year	$4,946	$35,619	$2,294

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$13,142	$5,674	$5,319
Income taxes	$4,672	$7,268	$4,186
Non-cash transactions during the year for:
Equipment acquired under finance leases	$-	$815	$5,938
Equipment acquired under operating leases	$7,324	$13,753	$3,992
Contingent consideration associated with acquisitions	$5,158	$-	$11,802
Non-cash debt reduction	$-	$26,240	$-
Insurance and claims accrual	$13,960	$635	$1,300
Other contingent liabilities	$(835)	$(800)	$(800)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT Logistics GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Logistics Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers transportation and logistics services to customers throughout the continental United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Logistics Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, LLC, a Tennessee limited liability company d/b/a Covenant Logistics; Star Logistics Solutions, LLC, a Tennessee limited liability company ("Star"); Covenant Transport Solutions, LLC, a Nevada limited liability company ("Solutions"); Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation ("Leasing"); IQS Insurance Risk Retention Group, Inc., a Vermont corporation; Landair Holdings, Inc., a Tennessee corporation (collectively "Landair"); Landair Transport, LLC, a Tennessee limited liability company; Landair Logistics, LLC, a Tennessee limited liability company; Landair Leasing, Inc., a Tennessee corporation; AAT Carriers, Inc., a Tennessee corporation ("AAT"), Lew Thompson & Son Trucking, LLC, an Arkansas limited liability company, Lew Thompson & Son Leasing, LLC, an Arkansas limited liability company, Lew Thompson & Son Dedicated Leasing LLC, an Arkansas limited liability company, Josh Thompson Trucking, LLC, an Arkansas limited liability company, Sims Transport Services LLC, a Georgia limited liability company, and Transport Management Services, LLC, a Tennessee limited liability company.

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

The following table summarizes our revenue by our four reportable segments, at the service offering level, as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Revenues:
Expedited	$373,294	$416,461	$423,820
Dedicated	403,180	364,414	320,287
Managed Freight	286,806	248,939	258,903
Warehousing	100,555	101,662	100,563
Other	637	-	-
Total revenues	$1,164,472	$1,131,476	$1,103,573

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL's earnings, no impairment indicators were noted that would provide for impairment of our investment during the years ended December 31, 2025, 2024, and 2023.

Risks and Uncertainties

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability coverage insurance at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. As of December 31, 2025, there were no outstanding claims in this layer. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and allowance for credit losses. We recognized in-process revenue of $1.1 million, $0.7 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. We had accounts receivable, net of allowance for credit losses, of $151.8 million, $141.6 million,  and $142.5 million at December 31, 2025, 2024, and 2023, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. Additionally, we are also subject to concentrations of credit risk related to deposits in banks in excess of the Federal Deposit Insurance Corporation limits. At December 31, 2025, we had $5.9 million in excess of the Federal Deposit Insurance Corporation insured limits.

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

Accounts receivable are comprised of a diversified customer base that mitigates the level of concentration of credit risk. During 2025, 2024, and 2023, our top ten customers generated 44%, 45%, and 44% of total revenue, respectively. There was one customer in 2025, 2024, and 2023 that accounted for more than 10% of our consolidated revenue. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 44 days and 49 days in 2025 and 2024, respectively.

The following table provides a summary (in thousands) of the activity in the allowance for credit losses for 2025, 2024, and 2023:

Years ended December 31:	Beginning balance January 1,	(Reversal of) additional provisions to allowance	Write-offs and other adjustments	Ending balance December 31,

2025	$2,360	$(157)	$577	$2,780

2024	$2,449	$(23)	$(66)	$2,360

2023	$2,934	$(258)	$(227)	$2,449

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. During the fourth quarter of 2025 we recognized an asset held-for-sale write-down of $6.5 million, which is included in write-down of held-for-sale assets in the consolidated statements of operations, reducing assets to their current fair market value less costs to sell. We expect to sell these assets within twelve months.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values that range from 0% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. During the quarter ended December 31, 2025, we made the decision to sell certain subsets of our revenue equipment and classified such equipment as held-for-sale. As such, we recognized an asset held-for-sale write-down of $6.5 million, which is included in write-down of held-for-sale assets in the consolidated statements of operations reducing assets to their current fair market value less costs to sell.  We also increased the rate of depreciation on certain units during the quarter ended December 31, 2025, in anticipation of exiting unprofitable business relationships and moderately reducing our total truckload fleet (while growing the most profitable components) which resulted in an additional $2.2 million of depreciation expense. During the quarter ended June 30, 2024, we performed a review of our estimates for certain subsets of revenue equipment and, due to a weak used revenue equipment market, we increased the rate of depreciation on these units in the period. This change resulted in an additional $6.4 million of depreciation expense during the year ended December 31, 2024. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

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

Impairment of Goodwill and Other Intangible Assets

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

If the estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of October 1, 2025. As a result of the goodwill impairment analysis performed ( October 1, 2025), the Company determined that the goodwill was not impaired. However, subsequent to such analysis, we experienced market conditions and changes to capital expenditure expectations that contributed to a reduction in projected future cash flows within our legacy Dedicated reporting unit. As a result of these factors, during the three months ended December 31, 2025, we performed an interim quantitative goodwill impairment test that resulted in a partial impairment of goodwill of $10.7 million within the Dedicated reportable segment for the legacy Dedicated reporting unit.

Impairment of Long-Lived Assets

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. There were no events that lead to an impairment of long-lived assets during the years ended December 31, 2025, 2024, and 2023.

Accrued Expenses

Accrued expenses as of December 31, 2025, were $62.0 million of which $27.0 million related to accrued payroll and related items, $8.0 million related to accrued insurance premiums, and $6.5 million related to accrued purchased transportation. As of December 31, 2024, accrued expenses were $51.3 million of which $26.9 million related to accrued payroll and related items and $4.7 million related to accrued purchased transportation.

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. At  December 31, 2025, our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $7.0 million in excess of $3.0 million policy that runs from April 1, 2024 to April 1, 2027
●	workers' compensation - $1.5 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We record a liability for the estimated cost of the uninsured portion of pending claims and the estimated allocated loss adjustment expenses including, legal and other direct costs associated with a claim, when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency or severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims exceed the limits of our insurance coverage, our profitability could be adversely affected by increased insurance and claims expense.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third-party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third-party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. We had $5.1 million and $1.1 million receivables from insurers for claims and expenses we paid on behalf of insurers at December 31, 2025 and 2024, respectively, which are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $14.6 million and $0.6 million as other long-term assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims at December 31, 2025 and 2024, respectively. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy. If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund.

Our prior auto liability policies have sometimes included a release premium refund or commutation option that we have sometimes exercised, although we do not have either of these options in our current policies. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of other policy periods, and accordingly, no related amounts were recorded at December 31, 2025 or 2024. We carry excess policy layers above the primary auto liability policy described above.

Interest

We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest was $0.3 million, less than $0.1 million, and $0.3 million in 2025, 2024, and 2023, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2025, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2025	2024	2023
Numerators:
Income from continuing operations	$4,410	$35,321	$54,629
Income from discontinued operations, net of tax	2,829	600	600
Net income	$7,239	$35,921	$55,229
Denominator:

Denominator for basic income per share – weighted-average shares	25,648	26,307	26,096
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	136	161	489
Equivalent shares issuable upon conversion of unvested employee stock options	1,125	1,246	1,083
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	26,909	27,714	27,668

Basic income per share:
Income from continuing operations	$0.17	$1.35	$2.09
Income from discontinued operations	$0.11	$0.02	$0.02
Net income per basic share(1)	$0.28	$1.37	$2.12
Diluted income per share:
Income from continuing operations	$0.16	$1.28	$1.97
Income from discontinued operations	$0.11	$0.02	$0.02
Net income per diluted share	$0.27	$1.30	$2.00

(1)	Total may not sum due to rounding.

There were no unvested shares excluded from the calculation of diluted earnings per share as the effect of any assumed exercise of the related awards would not have been anti-dilutive for the years ended December 31, 2025, 2024, and 2023. There were no unvested options excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Accounting Standards adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU became effective for us for our annual reporting period beginning January 1, 2025. Adoption of the ASU has been applied prospectively. The adoption of this standard had an immaterial impact on our consolidated financial statements.

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

Operating income for the years ended December 31, 2025, of $3.8 million relates to the reimbursement to us from Triumph Bancorp, Inc. ("Triumph") for a portion of the $37.3 million of indemnification payments we made pursuant to the TFS Settlement between 2020 and 2023 (the "Indemnification Reimbursement"). For the years ended December 31, 2024 and 2023, operating income of $0.8 million and $0.8 million, respectively, relates to the gain on the reversal of our contingent loss liability in the amount of $0.8 million and $0.8 million, respectively. The reversal of contingent loss liability relates to the reduced exposure of future indemnification by the Company to Triumph as a result of the collection of covered receivables identified in the amended purchase agreement. As of December 31, 2025, there was no remaining contingent loss liability or indemnification obligations.

There were $3.8 million of operating cash inflows related to the $3.8 million Indemnification Reimbursement and $1.7 million of operating cash outflows related to the $1.7 million payment on the indemnification obligation to Triumph for the years ended December 31 2025 and 2023, respectively, and no net cash flows related to discontinued operations for the year ended December 31, 2024.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value of the commodity contracts, is determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	December 31, 2025	December 31, 2024	Input Level
Interest rate swaps	$826	$1,397	2
Contingent consideration	$(22,489)	$(27,794)	3
Cash surrender value life insurance policies	$5,041	$3,370	2

Contingent consideration arrangements require us to pay up to $20.0 million of additional consideration to AAT's former shareholders based on AAT's results during the first two post-acquisition years, of which the final installment was made during 2024, up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, LLC's ("LTST's") former shareholders based on LTST's results during the first three calendar years following closing, up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former shareholders based on Sims' results during the first four calendar years following closing, and up to $5.0 million of additional consideration to the seller of the assets of a small, multi-stop distribution carrier we acquired in  February 2025 (the "Asset Acquisition"). Additionally, the acquisition of assets that are now operating as Star (the "Star Acquisition") requires us to pay additional consideration to the sellers as described in Note 6 "Acquisition of Assets of a Brokerage Business Operating as Star Logistics Solutions".

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the year ended  December 31, 2025, there were contingent payments made of $12.5 million based on LTST's results for the first calendar year following closing and $0.8 million as a result of the Asset Acquisition. During the year ended  December 31, 2024, there were contingent payments made of $10.0 million based on AAT's results for the second post-acquisition year. Of the $13.3 million paid for the contingent consideration liability during 2025, $5.3 million was classified as financing cash flows and $8.0 million was classified as operating cash flows within the consolidated statements of cash flows. Of the $10.0 million paid for the contingent consideration liability during 2024, $7.0 million was classified as financing cash flows and $3.0 million was classified as operating cash flows within the consolidated statements of cash flows. The fair value of the contingent consideration increased $2.8 million and $16.0 million related to a change in the fair value for the LTST contingent consideration for the years ended  December 31, 2025 and 2024, respectively, as well as $0.2 million related to a change in the fair value for the Sims contingent consideration for the year ended  December 31, 2024. Additionally, contingent consideration increased $5.0 million as a result of the Asset Acquisition and $0.2 million for the Star Acquisition for the year ended  December 31, 2025. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2025, 2024, and 2023:

(in thousands)	Beginning balance January 1,	Additions	Adjustments to fair market value	Payments	Ending Balance December 31,
2025	$(27,794)	$(5,159)	$(2,837)	$13,301	$(22,489)
2024	$(21,802)	$-	$(15,992)	$10,000	$(27,794)
2023	$(17,023)	$(11,802)	$(2,977)	$10,000	$(21,802)

4.	STOCK-BASED COMPENSATION

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2025, 1,836,598 shares were available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $2.8 million, $2.9 million, and $6.5 million in 2025, 2024, and 2023, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.8 million, $0.8 million, and $0.6 million in 2025, 2024, and 2023, respectively. All the stock compensation expense recorded in 2025, 2024, and 2023 relates to restricted shares granted, other than $0.0 million, $0.6 million, and $3.9 million in 2025, 2024, and 2023, respectively, which relates to stock options. Associated with stock compensation expense was $0.2 million, $0.4 million, and $2.2 million of income tax benefit in 2025, 2024, and 2023, respectively, related to the exercise of restricted share vesting. We received $0.4 million, $1.8 million, and $0.2 million related to the exercise of stock options during 2025, 2024, and 2023. Associated with the exercise of stock options during 2025, 2024, and 2023 was $0.1 million, $0.8 million, and $0.1 million of income tax benefit, respectively. Forfeitures are recognized as they're incurred.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 56,090, 33,286, and 229,656 Class A common stock shares, which were withheld at weighted average per share prices of $24.90, $26.16, and $20.86, respectively, based on the closing prices of our Class A common stock on the dates the shares vested in 2025, 2024, and 2023, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.4 million, $0.9 million, and $4.8 million in 2025, 2024, and 2023, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2025, 2024, and 2023:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2022	978	$9.56

Granted	196	$19.36
Vested	(706)	$9.24
Forfeited	-	$-
Unvested at December 31, 2023	468	$14.60

Granted	243	$23.80
Vested	(142)	$15.14
Forfeited	(77)	$11.09
Unvested at December 31, 2024	492	$19.55

Granted	180	$23.05
Vested	(192)	$19.63
Forfeited	(53)	$18.12
Unvested at December 31, 2025	427	$21.17

The unvested shares at  December 31, 2025 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest. Unrecognized compensation expense for outstanding shares was $4.8 million as of  December 31, 2025, which is probable to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted share awards that vested in 2025, 2024, and 2023 was approximately $3.8 million, $2.2 million, and $6.3 million respectively.

The following table summarizes our stock option activity for the fiscal year ended December 31, 2025, 2024, and 2023:

	Number of options (in thousands)	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2022	2,174	$9.02	$4.20	8.0 years	$17,968

Options granted	-	$-	$-
Options exercised	(30)	$7.89	$2.45
Options forfeited	-	$-	$-
Outstanding at December 31, 2023	2,144	$9.04	$4.22	7.0 years	$29,978

Options granted	-	$-	$-
Options exercised	(223)	$7.89	$3.86
Options forfeited	-	$-	$-
Outstanding at December 31, 2024	1,921	$9.17	$4.26	6.0 years	$34,732

Options granted	-	$-	$-
Options exercised	(51)	$-	$3.24
Options forfeited	-	$-	$-
Outstanding at December 31, 2025	1,870	$9.20	$4.29	5.1 years	$24,007

Exercisable at December 31, 2025	1,870	$9.20	$4.29	5.1 years	$24,007

There was no unrecognized compensation cost for outstanding options at  December 31, 2025.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2025 and 2024 is as follows:

(in thousands)	Estimated Useful Lives (Years)	2025	2024
Revenue equipment	2 - 20	$600,222	$575,726
Communications equipment	5 - 10	7,852	6,721
Land and improvements	0 - 15	12,539	12,407
Buildings and leasehold improvements	7 - 40	95,632	97,636
Construction in-progress	-	6,753	6,404
Other	2 - 10	30,719	30,510
		$753,717	$729,404

Depreciation expense was $81.9 million, $77.0 million, and $62.4 million in 2025, 2024, and 2023, respectively. This depreciation expense excludes net losses on the sale of property and equipment totaling $0.3 million and $1.6 million in 2025 and 2024, respectively, and net gains on the sale of property and equipment totaling $12.6 million in 2023.

We lease certain revenue equipment under finance and operating leases with terms of approximately 48 to 84 months. At December 31, 2025 and 2024, property and equipment included finance and operating leases. Our finance leases had capitalized costs of $6.0 million and $6.0 million and accumulated amortization of $3.2 million and $1.4 million at December 31, 2025 and 2024, respectively. Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $0.9 million, $0.5 million, and $0.7 million during 2025, 2024, and 2023, respectively. See Note 11, "Leases" for additional information about our finance and operating leases.

6.	ACQUISITION OF ASSETS OF A BROKERAGE BUSINESS OPERATING AS STAR LOGISTICS SOLUTIONS

On October 10, 2025, we acquired the assets of a truckload brokerage business, which we are operating as Star. Star operates in the consumer retail and disaster relief sectors where we historically have lacked exposure. Additionally, the disaster recovery market is highly specialized and synergistic with our Expedited business and offers occasional, high volume and high margin opportunities. The acquisition date fair value of the consideration transferred was $27.1 million. The Asset Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Asset Purchase Agreement includes an earnout component based on Star's average adjusted earnings before interest, taxes, depreciation, and amortization reported for the three years ended December 31, 2028 with potential advance payments based on Star's adjusted earnings before interest, taxes, depreciation, and amortization reported for each of the years ended December 31, 2026 and 2027. The total purchase price, including any earnout achieved, is expected to be approximately $27.2 million depending on the results achieved by Star.

The acquisition date fair value of the consideration transferred consisted of the following:

October 10, 2025
(in thousands)
Cash paid pursuant to Asset Purchase Agreement	$27,053
Contingent consideration	159
Net purchase price	$27,212

We estimated the fair value of the contingent consideration using a probability-weighted model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Refer to Note 3, "Fair Value of Financial Instruments" for information regarding changes in the contingent consideration arrangement.

All goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)	October 10, 2025
Accounts receivable	$10,466
Driver advances and other receivables	707
Inventory and supplies	16
Prepaid expenses	438
Other short-term assets	250
Net property and equipment	2,169
Other intangibles, net	15,050
Total identifiable assets acquired	29,096

Accounts payable	(10,077)
Accrued expenses	(2,235)
Current maturities of long-term debt	(204)
Current portion of operating lease obligations	(584)
Current portion of insurance and claims	(258)
Long-term portion of operating lease obligations	(560)
Total liabilities assumed	(13,918)
Net identifiable assets acquired	15,178
Goodwill	12,034
Net assets acquired	$27,212

Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the acquisition. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 9, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Star’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment. The amounts of revenue and earnings of Star included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2025 are as follows:

(in thousands)	Year Ended
December 31, 2025
Total revenue	$30,719
Net income	$(89)

The following unaudited pro forma consolidated results of operations assume that the acquisition of Star occurred as of January 1, 2023:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total revenue	$1,261,183	$1,272,892	$1,248,491
Net income	$8,063	$35,058	$53,465
Basic net income per share	$0.31	$1.33	$2.05
Diluted net income per share	$0.30	$1.26	$1.93

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Star to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2023. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2023.

7.	ACQUISITION OF SIMS TRANSPORT SERVICES LLC

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

During the year ended December 31, 2024 we recognized measurement period adjustments of $1.6 million, primarily related to the deductibility of goodwill and other intangibles, which decreased goodwill from $5.1 million as of December 31, 2023 to $3.5 million as of December 31, 2024. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 9, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Sims' results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment. The amounts of revenue and earnings of Sims included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2025 are as follows:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total revenue	$8,283	$10,398	$2,924
Net income	$84	$884	$555

8.	ACQUISITION OF LEW THOMPSON & SON TRUCKING, LLC

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

Since acquisition we recognized measurement period adjustments which increased goodwill recognized for LTST by $4.9 million, primarily related to the Section 338(h)10 election to $17.3 million as of December 31, 2024. The goodwill recognized is attributable primarily to expected cost synergies in the areas of fuel and purchases of revenue equipment. Refer to Note 9, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

LTST's results have been included in the consolidated financial statements since the date of acquisition and are reported within our Dedicated reportable segment. The amounts of revenue and earnings of LTST included in the Company’s consolidated results of operations from the acquisition date to the period ended December 31, 2025 are as follows:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total revenue	$180,769	$126,288	$41,838
Net income	$4,093	$3,337	$4,726

The following unaudited pro forma consolidated results of operations assume that the acquisition of LTST occurred as of January 1, 2023:

(in thousands)	Year Ended
December 31, 2023
Total revenue	$1,124,492
Net income	$57,592
Basic net income per share	$2.21
Diluted net income per share	$2.08

The pro forma financial information for all periods presented above has been calculated after adjusting the results of LTST to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2023. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2023.

9.	GOODWILL, INTANGIBLES, AND OTHER ASSETS

The Landair trade name has a residual value of $0.5 million.

Amortization expense of $10.8 million, $9.5 million, and $7.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, was included in depreciation and amortization in the consolidated statements of operations.

A summary of other intangible assets, by reportable segment as of  December 31, 2025 and 2024 is as follows:

(in thousands)	December 31, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$4,502	$(2,689)	$1,813
Managed Freight	1,089	(927)	162
Warehousing	999	(885)	114
Total trade name	6,590	(4,501)	2,089	86
Non-Compete agreement:
Dedicated	4,670	(3,113)	1,557
Managed Freight	630	(238)	392
Total non-compete agreement	5,300	(3,351)	1,949	15
Customer relationships:
Dedicated	71,374	(16,959)	54,415
Managed Freight	22,112	(3,264)	18,848
Warehousing	12,436	(7,772)	4,664
Total customer relationships:	105,922	(27,995)	77,927	131
Credentialing:
Expedited	32,000	(8,356)	23,644
Total credentialing	32,000	(8,356)	23,644	133
Total other intangible assets	$149,812	$(44,203)	$105,609	128

(in thousands)	December 31, 2024
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining Life (months)
Trade name:
Dedicated	$4,502	$(2,479)	$2,023
Managed Freight	1,089	(910)	179
Warehousing	999	(885)	114
Total trade name	6,590	(4,274)	2,316	98
Non-Compete agreement:
Dedicated	4,670	(1,946)	2,724
Managed Freight	380	(127)	253
Total non-compete agreement	5,050	(2,073)	2,977	28
Customer relationships:
Dedicated	60,172	(12,142)	48,030
Managed Freight	7,312	(1,987)	5,325
Warehousing	12,436	(6,736)	5,700
Total customer relationships	79,920	(20,865)	59,055	149
Credentialing:
Expedited	32,000	(6,222)	25,778
Total credentialing	32,000	(6,222)	25,778	145
Total other intangible assets	$123,560	$(33,434)	$90,126	142

The above finite-lived intangible assets have a weighted average remaining life of 128 months and 142 months as of  December 31, 2025 and 2024, respectively.

The expected amortization expense of these assets for the next five years is as follows:

(In thousands)
2026	$12,001
2027	11,191
2028	10,732
2029	10,705
2030	9,215
Thereafter	51,265

The assignment of goodwill and intangible assets to our reportable segments was not complete as of December 31, 2025 as the result of the October 2025 Star Acquisition. The carrying amount of goodwill was $80.5 million at  December 31, 2025, compared to $78.9 million at December 31, 2024. A summary of the changes in carrying amount of goodwill by reportable segment is as follows:

(in thousands)	Expedited	Dedicated	Managed Freight	Warehousing	Total
Balance at December 31, 2024	$15,699	$32,575	$8,917	$21,750	$78,941
Acquired goodwill for Star	-	-	12,034	-	12,034
Impairment of goodwill	-	(10,698)	-	-	(10,698)
Post-acquisition goodwill adjustments	-	-	200	-	200
Balance at December 31, 2025	$15,699	$21,877	$21,151	$21,750	$80,477

A summary of other assets as of December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Investment in TEL	$85,512	$77,405
Other assets, net	11,914	9,065
Total other assets, net	$97,426	$89,633

Other long-term assets, net primarily represents amounts related to life insurance policies purchased with the intent to fund the future liability related to our nonqualified deferred compensation plan and the long-term portion of our prepaid expenses as of December 31, 2025, and 2024.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. As a result of the Dedicated reportable segment goodwill impairment during the three months ended  December 31, 2025, we performed an interim review of the related long-lived assets for impairment with no such impairment identified.

10.	DEBT

Current and long-term debt and lease obligations consisted of the following at December 31, 2025 and 2024:

(in thousands)	December 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$30,000	$-	$-
Borrowings under the Draw Note	-	-	-	-
Revenue equipment installment notes; weighted average interest rate of 5.1% at December 31, 2025, and 5.4% December 31, 2024, due in monthly installments with final maturities at various dates ranging from April 2026 to November 2031, secured by related revenue equipment	62,602	189,115	62,860	170,629
Real estate notes; interest rate of 5.6% at December 31, 2025 and 6.3% at December 31, 2024 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,403	14,931	1,350	16,456
Total debt	64,005	234,046	64,210	187,085
Principal portion of finance lease obligations, secured by related revenue equipment	840	2,353	751	3,192
Principal portion of operating lease obligations, secured by related equipment	12,182	25,272	10,349	31,302
Total debt and lease obligations	$77,027	$261,671	$75,310	$221,579

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $110.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $65.0 million. We had $30.0 million borrowings outstanding under the Credit Facility as of December 31, 2025, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $53.3 million. Based on availability as of December 31, 2025 and 2024, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  April 2026 to  November 2031. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2026, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

As of December 31, 2025, the scheduled principal payments of debt, excluding finance leases for which future payments are discussed in Note 11 are as follows:

(in thousands)
2026	$64,005
2027	111,669
2028	73,741
2029	20,976
2030	6,274
Thereafter	21,386

11.	LEASES

Finance lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases in effect at December 31, 2025 terminate in  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum finance lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. Our operating lease obligations do not typically include residual value guarantees or material restrictive covenants.

A summary of our lease obligations for the twelve months ended December 31, 2025, 2024, and 2023 are as follows:

(dollars in thousands)	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Finance lease cost:
Amortization of right-of-use assets	$872	$491	$689
Interest on lease liabilities	470	818	510
Operating lease cost	14,849	14,350	18,296
Short-term lease cost	6,846	4,117	7,514
Variable lease cost	(48)	266	1,024
Total lease cost	$22,989	$20,042	$28,033

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$470	$818	$510
Operating cash flows from operating leases	$11,541	$11,222	$13,965
Financing cash flows from finance leases	$750	$2,949	$5,619
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$815	$5,938
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,324	$13,753	$3,992
Weighted-average remaining lease term—finance leases	4.9 years	4.8 years	3.8 years
Weighted-average remaining lease term—operating leases	3.6 years	4.4 years	4.6 years
Weighted-average discount rate—finance leases	12.4%	12.7%	13.2%
Weighted-average discount rate—operating leases	8.6%	8.7%	10.1%

At  December 31, 2025 and 2024, right-of-use assets of $35.5 million and $40.0 million for operating leases, respectively, and $2.8 million and $4.6 million for finance leases, are included in net property and equipment in our consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset, in the consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the consolidated statement of operations.

Our future minimum lease payments as of  December 31, 2025, summarized as follows by lease category:

(in thousands)	Operating	Finance
2026	$14,572	$1,212
2027	12,917	1,212
2028	6,747	930
2029	3,915	340
2030	2,602	214
Thereafter	2,101	317
Total minimum lease payments	$42,854	$4,225
Less: amount representing interest	(5,400)	(1,032)
Present value of minimum lease payments	$37,454	$3,193
Less: current portion	(12,182)	(840)
Lease obligations, long-term	$25,272	$2,353

Certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2025	2024	2023
Revenue equipment rentals	$8,154	$5,390	$12,735
Building and lot rentals	12,890	12,816	13,721
Other equipment rentals	603	527	378
Total rental expense	$21,647	$18,733	$26,834

12.	INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 is summarized below:

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
United States	$5,591	$45,897	$72,240
Income before provision for income taxes	$5,591	$45,897	$72,240

Income tax expense for the years ended December 31, 2025, 2024, and 2023 is comprised of:

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal, current	$(1,417)	$6,332	$(1,132)
Federal, deferred	2,824	2,762	16,624
State, current	350	2,078	2,575
State, deferred	(576)	(596)	(456)
Income tax expense	$1,181	$10,576	$17,611

We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents income tax expense for the year ended December 31, 2025 after adoption of ASU 2023-09:

	Year Ended
(dollars in thousands)	December 31, 2025
Computed "expected" income tax expense	$1,172	21.0%
State and local (1)	$(213)	(3.8%)
Effect of changes in tax laws or rates	$-	0.0%
Tax credits
Work opportunity tax credit	$(462)	(8.3%)
General business credit	$(240)	(4.3%)
Nontaxable or nondeductible items
Per diem	$773	13.8%
Meals and entertainment	$158	2.8%
Company owned life insurance	$(241)	(4.3%)
Executive compensation disallowance	$156	2.8%
Excess tax benefit on share based compensation	$(299)	(5.3%)
Changes in unrecognized tax benefits	$-	0.0%
Other	$377	6.7%
	$1,181	21.1%
(1)	The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in the category include California, Illinois, Missouri, New Mexico, Pennsylvania, and Tennessee.

Income tax expense for the years ended December 31, 2024 and 2023 prior to adoption of ASU 2023-09 is summarized below:

	Year Ended		Year Ended
(dollars in thousands)	December 31, 2024		December 31, 2023
Computed "expected" income tax expense	$9,631	21.0%	$15,170	21.0%
State income taxes, net of federal income tax effect	1,165	2.5%	1,674	2.3%
Per diem allowances	852	1.9%	862	1.2%
Tax contingency accruals	-	0.0%	(287)	(0.4%)
Tax credits	(496)	(1.1%)	(329)	(0.5%)
Excess tax benefits on share-based compensation	(975)	(2.1%)	(1,811)	(2.5%)
Change in prior year estimates	(398)	(0.9%)	8	0.0%
Executive compensation disallowance	1,068	2.3%	2,370	3.3%
Other, net	(271)	(0.6%)	(46)	(0.1%)
Income tax expense	$10,576	23.0%	$17,611	24.4%

The amount of income tax expense allocated to discontinued operations for TFS is $1.0 million, $0.2 million, and $0.2 million for the years 2025, 2024, and 2023, respectively.

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate of 21% for 2025, 2024, and 2023, to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which are the effects of the per diem pay structure for drivers, executive compensation disallowance, and excess tax benefits on share-based compensation. Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and benefits are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The following table presents cash income taxes paid net of refunds for the year ended December 31, 2025:

Year Ended
(in thousands)	December 31, 2025
US federal	$4,533
US state and local	$139
$4,672

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Deferred tax assets:
Insurance and claims	$10,208	$9,943
Net operating loss carryovers	19,366	4,756
Tax credits	483	487
Leased liability	9,393	10,640
Finance lease obligation	702	906
State bonus	3,257	3,205
Accrued bonus	2,483	3,146
Intangibles	3,916	1,394
Other	4,044	3,055
Total gross deferred tax assets	53,852	37,532
Valuation allowance	(1,073)	(42)
Total deferred tax assets, net of valuation allowance	52,779	37,490

Deferred tax liabilities:
Property and equipment	(99,350)	(91,226)
Investment in partnership	(58,879)	(48,447)
ROU Asset- leases	(8,898)	(10,203)
Other	(197)	(343)
Prepaid expenses	(5,180)	(4,921)
Total gross deferred tax liabilities	(172,504)	(155,140)

Net deferred tax liability	$(119,725)	$(117,650)

The net deferred tax liability of $119.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially offset by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. The Company concluded that there is sufficient positive evidence to recognize existing deferred tax assets, with the exception of an immaterial amount of state attributes that are deemed unrealizable based on the timing of expiration and limited apportionable income.

As of December 31, 2025, we had less than $0.1 million of liability recorded for unrecognized tax benefits, which includes interest and penalties of less than $0.1 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2024, we had a $0.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of less than $0.1 million. As of December 31, 2023, we had a $0.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of less than $0.1 million. Interest and penalties recognized for uncertain tax positions provided for de minimus expense in 2025, 2024, and 2023.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Balance as of January 1,	$-	$105	$392
Decreases related to lapsing of statue of limitations	-	(105)	(287)
Balance as of December 31,	$-	$-	$105

If recognized, approximately $0.0 million, $0.0 million, and $0.1 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2025, 2024, and 2023, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2022 through 2024 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. In the normal course of business, we are also subject to audits by state and local tax authorities. We do not anticipate total unrecognized tax benefits to materially change in the next twelve months.

We generated a federal net operating loss of $60.9 million in 2025 which can be carried forward indefinitely. We have $0.7 million of federal tax credits to carry back and offset tax in 2024. Our state operating loss carryforwards and state tax credits of $135.7 million and $0.6 million, respectively, expire beginning in 2025 and 2033 based on jurisdiction.

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

We do not anticipate the Inflation Reduction Act (the "IRA") will have a significant impact on income tax expense or on other taxes. One of the most impactful provisions of the IRA includes the establishment of a Corporate Alternative Minimum Tax ("CAMT"). However, this tax only applies to corporations with three-year average earnings in excess of $1.0 billion. We will continue to monitor the CAMT each year to determine if we will become an applicable corporation. Additionally, the IRA enacted an excise tax on stock buybacks, which imposes a 1% tax on stock buybacks, subject to netting provisions regarding stock awarded to employees as part of their compensation. This did not have a material impact on our stock repurchase programs.

The Organization for Economic Co-operation and Development ("OECD") has released the Base Erosion and Profit Shifting framework 2.0 ("Pillar Two") to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. As of December 31, 2025, we have no recorded effects for Pillar Two due to our operational jurisdiction being wholly domestic. The United States has not yet enacted legislation to adopt Pillar Two. We will continue to monitor the impact of this legislation going forward.

The One Big Beautiful Bill Act of 2025 ("OBBBA"), among other things, includes provisions that permanently restored 100% bonus depreciation, reinstated current deductibility of domestic research and development under Section 174, eased the Section 163(j) interest limitation through a return to earnings before interest, taxes, depreciation, and amortization, and rolled back certain alternative energy credits. We have considered the effects of OBBBA in our 2025 provision, which was particularly relevant for fixed assets, Section 163(j), and Section 174.

13.	EQUITY METHOD INVESTMENT

We own a 49.0% interest in TEL, a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent, similarly, we are generally restricted from transferring our interests in TEL, other than to certain permitted transferees, without their consent. There are no third-party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL. For the years ended December 31, 2025 and 2023 we sold no tractors and trailers to TEL. For the year ended December 31, 2024 we sold revenue equipment to TEL in exchange for the assumption of the related notes payable of $26.2 million and $0.5 million of cash. We received $0.9 million, $1.1 million, and $0.9 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We purchased less than $0.1 million of equipment from TEL in 2025 and $0.6 million and $4.1 million in 2024 and 2023, respectively. Additionally, we paid $2.7 million, $1.8 million, and $6.8 million to TEL for leases of revenue equipment and maintenance in 2025, 2024, and 2023, respectively. We had operating lease liabilities with TEL of $7.8 million and $10.1 million at December 31, 2025 and 2024, respectively, for revenue equipment leased from TEL. We recorded net reversal of gains of less than $0.1 million for the years ended  December 31, 2025, 2024, and 2023, representing 49% of the gains on tractors and trailers sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third-party. Deferred gains totaling $0.2 million at December 31, 2025 and 2024, respectively, are being carried as a reduction in our investment in TEL.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $14.7 million in 2025, $14.7 million in 2024, and $21.4 million in 2023. We received an equity distribution from TEL for $6.6 million, $3.7 million, and $9.8 million in 2025, 2024, and 2023, respectively, which was distributed to each member based on its respective ownership percentage.

Our accounts receivable and payable from TEL and investment in TEL as of  December 31, 2025 and 2024, are as follows:

Description:	Balance Sheet Line Item:	2025	2024
Accounts receivable from TEL	Driver advances and other receivables	$13	$-
Accounts payable to TEL	Accrued expenses	$460	$275
Investment in TEL	Other assets	$85,512	$77,405

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf. Our accounts payable to TEL primarily related to operating lease payments owed to TEL. Our investment in TEL is comprised of $4.9 million cash investment and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above. Additionally, the abovementioned deferred gains on sales of equipment to TEL are carried as a reduction in our investment in TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2025	2024
Current Assets	$90,924	$84,677
Non-current Assets	585,466	575,786
Current Liabilities	124,094	131,137
Non-current Liabilities	387,228	378,933
Total Equity	$165,068	$150,393

(in thousands)	As of the years ended December 31,
	2025	2024	2023
Revenue	$179,709	$150,538	$151,207
Cost of Sales	21,480	11,467	14,768
Operating Expenses	107,267	89,575	79,596
Operating Income	50,962	49,496	56,843
Net Income	$28,174	$31,610	$43,107

14.	EMPLOYEE BENEFIT PLANS

Deferred Profit Sharing Employee Benefit Plan

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board. We made contributions of $2.1 million, $2.1 million, and $2.2 million in 2025, 2024, and 2023, respectively, to the profit sharing and savings plan.

Nonqualified Deferred Compensation Plan

The Supplemental Savings Plan (the "SSP") is our nonqualified deferred compensation plan started during 2022 for the benefit of eligible key managerial employees whose contributions to our deferred profit sharing and savings plan are limited because of IRS regulations affecting highly compensated employees. Under the terms of the SSP, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2025 and 2024, there were 18 and 17 active participants in the SSP, respectively. We may make discretionary contributions as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the SSP. The accumulated benefit obligation was $5.1 million and $3.5 million as of December 31, 2025 and 2024, respectively, and is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies with the intent to fund the future liability. The aggregate market value of the life insurance policies was $5.0 million and $3.4 million as of December 31, 2025 and 2024, respectively, and was included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2025	2024
Accumulated benefit obligation	$5,142	$3,541
Aggregate market value	$5,041	$3,370

15.	RELATED PARTY TRANSACTIONS

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

In 2025, a third-party trucking company hauling a load brokered by Solutions and using a trailer owned by Leasing was involved in an accident that resulted in five fatalities and injuries to at least one other person. There are several possible defendants in the case, facts are still being developed, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The Company has concluded that a loss is probable in the case, but given the preliminary nature of the proceedings, the Company cannot reasonably estimate a range of possible losses at this time in excess of the amount accrued for legal costs. As of  December 31, 2025, the Company accrued $0.7 million for legal costs associated with the accident, but it has not recorded any other liability related to the accident. To the extent Solutions is found to have liability related to the accident, and the damages awarded against the Company exceed the Company’s coverage limits, involve significant aggregate use of the Company’s self-insured retention amounts, or cause increases in the Company’s insurance premiums, the Company’s insurance and claims expense would be volatile and increase.  Any resulting increases in such expenses could have a materially adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Refer to Note 1 for information about our insurance program.

Other Commitments and Contingencies

We had $19.9 million and $19.8 million of outstanding and undrawn letters of credit as of December 31, 2025 and 2024, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2025, to acquire revenue equipment totaling approximately $100.8 million versus commitments at December 31, 2024 of approximately $114.0 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits.

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

The following tables summarize our reportable segment information as used by our CODM in making decisions regarding allocation of resources, etc., for 2025, 2024, and 2023:

(in thousands)
Year Ended December 31, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$317,218	$354,626	$286,806	$99,948	$1,058,598
Fuel surcharge revenue(1)	56,076	48,554	-	607	105,237
Subtotal operating revenues	$373,294	$403,180	$286,806	$100,555	$1,163,835
Other revenues					637
Total revenue					$1,164,472

Operating expenses:
Salaries, wages, and related expenses	123,121	168,340	12,235	49,339
Fuel expense	57,306	54,202	-	656
Operations and maintenance	41,239	45,443	1,702	5,857
Revenue equipment rentals and purchased transportation	68,455	33,287	246,904	4,542
Operating taxes and licenses	1,314	2,807	105	2,141
Insurance and claims	26,056	20,056	1,166	895
Communications and utilities	2	796	62	981
General supplies and expenses	913	2,158	3,571	17,133
Depreciation and amortization	5	17,403	159	1,856
Gain on disposition of property and equipment, net	-	249	13	-
Total allocated overhead	33,757	38,453	8,723	9,456
Segment operating expenses	352,168	383,194	274,640	92,856	1,102,858
Segment operating income	$21,126	$19,986	$12,166	$7,699	$61,614
Other(2)					(58,677)
Total consolidated operating income					2,937
Interest expense, net					(12,055)
Income from equity method investment					14,709
Income before income taxes					$5,591

(in thousands)
Year Ended December 31, 2024	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$346,697	$317,787	$248,939	$100,518	$1,013,941
Fuel surcharge revenue(1)	69,764	46,627	-	1,144	117,535
Subtotal operating revenues	$416,461	$364,414	$248,939	$101,662	$1,131,476
Other revenues					-
Total revenue					$1,131,476

Operating expenses:
Salaries, wages, and related expenses	136,453	141,051	9,180	46,299
Fuel expense	64,661	50,063	-	1,473
Operations and maintenance	39,651	36,983	1,421	5,419
Revenue equipment rentals and purchased transportation	65,594	29,890	209,236	4,864
Operating taxes and licenses	1,498	1,648	45	2,351
Insurance and claims	26,321	15,882	913	792
Communications and utilities	2	459	40	882
General supplies and expenses	987	2,243	3,041	16,816
Depreciation and amortization	23	12,238	84	1,759
Gain on disposition of property and equipment, net	-	(107)	-	-
Total allocated overhead	35,465	40,750	11,788	10,640
Segment operating expenses	370,655	331,100	235,748	91,295	1,028,798
Segment operating income	$45,806	$33,314	$13,191	$10,367	$102,678
Other(2)					(57,918)
Total consolidated operating income					44,760
Interest expense, net					(13,576)
Income from equity method investment					14,713
					$45,897

(in thousands)
Year Ended December 31, 2023	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$343,779	$268,465	$258,903	$99,362	$970,509
Fuel surcharge revenue(1)	80,041	51,822	-	1,201	133,064
Subtotal operating revenues	$423,820	$320,287	$258,903	$100,563	$1,103,573
Other revenues					-
Total revenue					$1,103,573

Operating expenses:
Salaries, wages, and related expenses	138,897	116,383	8,534	49,495
Fuel expense	75,671	55,686	-	1,544
Operations and maintenance	45,836	32,061	1,228	5,658
Revenue equipment rentals and purchased transportation	55,064	30,492	221,535	5,974
Operating taxes and licenses	1,679	927	45	2,107
Insurance and claims	25,500	14,929	2,812	1,699
Communications and utilities	65	272	9	927
General supplies and expenses	1,072	2,173	2,282	17,141
Depreciation and amortization	2,074	5,187	388	765
Gain on disposition of property and equipment, net	(17)	(94)	-	-
Total allocated overhead	32,969	35,805	11,617	9,467
Segment operating expenses	378,810	293,821	248,450	94,777	1,015,858
Segment operating income	$45,010	$26,466	$10,453	$5,786	$87,715
Other(2)					(28,892)
Total consolidated operating income					$58,823
Interest expense, net					(7,967)
Income from equity method investment					21,384
Income before income taxes					$72,240

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, impairment of goodwill, write-down of held-for-sale assets, and contingent consideration liability adjustments, consistent with the information used by our CODM to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

18.	EQUITY

Other Equity

On   April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million (excluding excise taxes) during the year ended  December 31, 2025.

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

Dividends

On February 10, 2025 our Board declared a cash dividend of $0.07 per share, which was paid on March 28, 2025, to stockholders of record on March 7, 2025. On May 14, 2025, our Board declared a cash dividend of $0.07 per share, which was paid on June 27, 2025, to stockholders of record on June 6, 2025. On August 12, 2025, our Board declared a cash dividend of $0.07 per share which was paid on September 26, 2025, to stockholders of record on September 5, 2025. On November 20, 2025, our Board declared a cash dividend of $0.07 per share which was paid on December 26, 2025, to stockholders of record on December 5, 2025.

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

On February 5, 2026, our Board declared a cash dividend of $0.07 per share, which will be for stockholders of record as of March 6, 2026, and payable on March 27, 2026.