Form 10-Q
period 2026-03-31
COVENANT LOGISTICS GROUP, INC.
filed 2026-05-07
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2026).

Class A Common Stock, $.01 par value: 20,470,989 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,245	$4,946
Accounts receivable, net of allowance of $2,518 in 2026 and $2,780 in 2025	155,720	151,803
Drivers' advances and other receivables, net of allowance of $582 in 2026 and $584 in 2025	6,734	10,214
Inventory and supplies	7,170	6,342
Prepaid expenses	17,683	21,658
Assets held for sale	1,548	26,070
Income taxes receivable	10,840	11,548
Other short-term assets	193	240
Total current assets	211,133	232,821

Property and equipment, at cost	705,832	718,204
Less: accumulated depreciation and amortization	(249,166)	(241,033)
Net property and equipment	456,666	477,171

Goodwill	80,440	80,477
Other intangibles, net	102,608	105,609
Operating lease right-of-use assets	33,332	35,513
Other receivables	30,703	16,531
Other assets, net	101,946	97,426
Total assets	$1,016,828	$1,045,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,352	$45,479
Accrued expenses	52,034	56,001
Accrued purchased transportation	8,502	6,009
Current maturities of long-term debt	52,153	64,005
Current portion of finance lease obligations	865	840
Current portion of operating lease obligations	12,554	12,182
Current portion of insurance and claims accrual	25,714	25,462
Total current liabilities	202,174	209,978

Long-term debt	201,389	234,046
Long-term portion of finance lease obligations	2,095	2,353
Long-term portion of operating lease obligations	22,693	25,272
Insurance and claims accrual	50,579	36,361
Deferred income taxes	120,803	119,725
Other long-term liabilities	9,490	13,817
Total liabilities	609,223	641,552
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued and 20,392,177 outstanding as of March 31, 2026; and 21,855,878 shares issued and 20,370,361 outstanding as of December 31, 2025	219	219
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	159,975	159,492
Treasury stock at cost; 1,463,701 and 1,485,517 shares as of March 31, 2026 and December 31, 2025, respectively	(34,159)	(34,584)
Accumulated other comprehensive income	649	612
Retained earnings	280,874	278,210
Total stockholders' equity	407,605	403,996
Total liabilities and stockholders' equity	$1,016,828	$1,045,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2026 and 2025

(In thousands, except per share data)

	Three Months Ended March 31,
	(unaudited)
	2026	2025
Revenues
Freight revenue	$281,925	$243,219
Fuel surcharge revenue	25,236	26,136
Total revenue	$307,161	$269,355

Operating expenses:
Salaries, wages, and related expenses	$109,268	$104,952
Fuel expense	28,297	28,168
Operations and maintenance	17,914	15,750
Revenue equipment rentals and purchased transportation	89,218	56,805
Operating taxes and licenses	2,989	3,586
Insurance and claims	12,646	15,283
Communications and utilities	2,034	1,468
General supplies and expenses	14,199	13,595
Depreciation and amortization	23,976	21,795
Loss on disposition of property and equipment, net	338	326
Total operating expenses	300,879	261,728
Operating income	6,282	7,627
Interest expense, net	3,886	2,857
Income from equity method investment	(3,687)	(3,776)
Income before income taxes	6,083	8,546
Income tax expense	1,663	1,983
Net income	$4,420	$6,563

Basic income per share:
Net income per share	$0.18	$0.25
Diluted income per share:
Net income per share	$0.17	$0.24
Basic weighted average shares outstanding	25,082	26,538
Diluted weighted average shares outstanding	26,434	27,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three months ended March 31, 2026 and 2025

(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$4,420	$6,563
Other comprehensive income:
Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($25) in 2026 and $67 in 2025, respectively	73	(193)
Reclassification of cash flow hedge gains into statement of operations, net of tax of $13 in 2026 and $21 in 2025, respectively	(36)	(60)
Total other comprehensive gain (loss)(1)	37	(253)
Comprehensive income	$4,457	$6,310

(1)	It is the Company’s policy to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended March 31, 2026 and 2025

(Unaudited and in thousands)

	For the Three Months Ended March 31, 2026
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2025	$219	$47	$159,492	$(34,584)	$612	$278,210	$403,996
Net income	-	-	-	-	-	4,420	4,420
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,756)	(1,756)
Other comprehensive loss	-	-	-	-	37	-	37
Stock-based employee compensation expense	-	-	934	-	-	-	934
Exercise of stock options	-	-	(169)	269	-	-	100
Issuance of restricted shares, net	-	-	(282)	156	-	-	(126)
Balances at March 31, 2026	$219	$47	$159,975	$(34,159)	$649	$280,874	$407,605

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$1,035	$278,133	$438,340
Net income	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	(1,858)	(1,858)
Other comprehensive income	-	-	-	(253)	-	(253)
Exercise of stock options	1	-	399	-	-	400
Stock-based employee compensation expense	-	-	1,011	-	-	1,011
Issuance of restricted shares, net	-	-	(559)	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$782	$282,838	$443,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2026 and 2025

(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,420	$6,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(130)	-
Reversal of gain on sales to equity method investee	(28)	-
Depreciation and amortization	23,976	21,795
Deferred income tax benefit (expense)	1,181	(2,652)
Income tax expense arising from restricted share vesting and stock options exercised	(116)	(288)
Stock-based compensation expense	934	1,011
Income from equity method investment	(3,687)	(3,776)
Loss on disposition of property and equipment	338	526
Changes in operating assets and liabilities:
Receivables and advances	(1,292)	(470)
Prepaid expenses and other assets	3,286	4,832
Inventory and supplies	(828)	152
Insurance and claims accrual	1,991	9,243
Accounts payable and accrued expenses	(1,082)	(12,106)
Net cash flows provided by operating activities	28,963	24,830

Cash flows from investing activities:
Other investments	(18)	(137)
Purchase of property and equipment	(11,370)	(33,425)
Proceeds from disposition of property and equipment	35,613	9,482
Net cash flows provided by (used by) investing activities	24,225	(24,080)

Cash flows from financing activities:
Cash dividend	(1,756)	(1,858)
Proceeds from notes payable	7,641	23,588
Repayments of notes payable	(51,186)	(41,991)
Repayments of finance lease obligations	(233)	(180)
Proceeds under revolving credit facility	52,227	124
Repayments under revolving credit facility	(53,227)	(124)
Payment of contingent consideration liability	(329)	(4,530)
Proceeds from exercise of stock options	100	400
Payment of minimum tax withholdings on stock compensation	(126)	(559)
Net cash flows used by financing activities	(46,889)	(25,130)

Net change in cash and cash equivalents	6,299	(24,380)

Cash and cash equivalents at beginning of period	4,946	35,619
Cash and cash equivalents at end of period	$11,245	$11,239

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	3,154	2,635
Income taxes	(112)	(1,988)
Non-cash transactions during the year for:
Equipment acquired under operating leases	818	2,876
Non-cash capital asset acquisitions	530	1,728
Non-cash debt reduction	(36)	-
Insurance and claims accruals	12,479	7,805

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors over five years to salvage values ranging from approximately 0% to 35% of their cost, depending on the reportable segment profile of the equipment. We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 20% and 25% of their cost, respectively. We annually, or whenever events or changes in circumstances indicate that a review is warranted, review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets, based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.

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

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which was later clarified by ASU 2025-01. This guidance requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The guidance in this ASU is effective for all public entities for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The update  may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

Accounting standards adopted

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance became effective for us for our annual reporting period beginning January 1, 2026, and related interim reporting periods. We made the election to adopt the practical expedient as of January 1, 2026. The adoption of this standard had an immaterial effect on our consolidated financial statements.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income	$4,420	$6,563
Denominator:
Denominator for basic income per share – weighted-average shares	25,082	26,538
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	128	129
Equivalent shares issuable upon conversion of unvested employee stock options	1,224	1,210
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	26,434	27,877

Basic income per share	$0.18	$0.25
Diluted income per share	$0.17	$0.24

There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2026 and 2025. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2026 and 2025.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	March 31, 2026	December 31, 2025	Input Level
Interest rate swaps	875	826	2
Contingent consideration	(22,488)	(22,489)	3
Cash surrender value life insurance policies	5,059	5,041	2

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value as of  March 31, 2026, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

Contingent consideration arrangements require us to pay up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, LLC's ("LTST's") former owners based on LTST's results during the first three calendar years following closing, up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former owners based on Sims' results during the first four calendar years following closing, and up to $5.0 million of additional consideration to the seller of the assets of a small, multi-stop distribution carrier we acquired in February 2025 (the "Asset Acquisition"). Additionally, the acquisition of assets that are now operating as Star (the "Star Acquisition") requires us to pay additional consideration to the sellers as described in Note 13 "Acquisition of Assets of a Brokerage Business Operating as Star Logistics Solutions".

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions. During the three months ended March 31, 2026 and 2025, there were contingent payments made of $0.3 million as a result of the Asset Acquisition and $12.5 million based on LTST's results for the first calendar year following closing, respectively. The $0.3 million paid for the contingent consideration liability during 2026 was classified as financing cash flows within the condensed consolidated statements of cash flows. Of the $12.5 million paid for the contingent consideration liability during 2025, $4.5 million was classified as financing cash flows and $8.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows. The fair value of the contingent consideration increased $0.3 million and $0.7 million due to a change in the fair value for the LTST contingent consideration for the three months ended March 31, 2026 and 2025, respectively. Additionally, contingent consideration increased $5.0 million for the three months ended March 31, 2025 as a result of the Asset Acquisition. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2026:

	December 31, 2025	Additions	Adjustments to fair market value	Payments	March 31, 2026
Contingent consideration	$(22,489)	$-	$(328)	$329	$(22,488)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three months ended March 31, 2026 and 2025:

(in thousands)
Three Months Ended March 31, 2026	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$71,949	$91,064	$90,731	$27,552	$281,296
Fuel surcharge revenue(1)	12,722	12,359	-	155	25,236
Subtotal operating revenues	$84,671	$103,423	$90,731	$27,707	$306,532
Other revenues					629
Total revenue					$307,161

Operating expenses:
Salaries, wages, and related expenses	28,027	44,243	3,173	14,740
Fuel expense	14,509	14,162	-	217
Operations and maintenance	9,301	11,110	501	1,854
Revenue equipment rentals and purchased transportation	15,082	7,198	79,369	1,197
Operating taxes and licenses	288	720	31	439
Insurance and claims	6,651	5,610	468	243
Communications and utilities	-	222	34	378
General supplies and expenses	355	393	1,229	3,948
Depreciation and amortization	1	4,875	99	424
Loss on disposition of property and equipment, net	-	-	-	-
Total allocated overhead	7,636	9,303	2,124	2,489
Segment operating expenses	81,850	97,836	87,028	25,929	292,643
Subtotal operating income	$2,821	$5,587	$3,703	$1,778	$14,518
Other (2)					(8,236)
Total consolidated operating income					6,282
Interest expense, net					(3,886)
Income from equity method investment					3,687
Income before income taxes					$6,083

(in thousands)
Three Months Ended March 31, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$80,249	$82,080	$56,850	$24,040	$243,219
Fuel surcharge revenue(1)	14,444	11,529	-	163	26,136
Subtotal operating revenues	$94,693	$93,609	$56,850	$24,203	$269,355
Other revenues					-
Total revenue					$269,355

Operating expenses:
Salaries, wages, and related expenses	31,489	39,359	2,277	11,428
Fuel expense	14,934	13,086	-	175
Operations and maintenance	10,843	10,614	(57)	1,150
Revenue equipment rentals and purchased transportation	16,561	8,343	47,631	1,077
Operating taxes and licenses	336	608	57	790
Insurance and claims	6,574	4,993	132	207
Communications and utilities	-	163	10	241
General supplies and expenses	244	503	790	4,404
Depreciation and amortization	3	4,067	22	481
Gain on disposition of property and equipment, net	-	82	-	-
Total allocated overhead	8,118	9,706	2,447	2,408
Segment operating expenses	89,102	91,524	53,309	22,361	256,296
Segment operating income	$5,591	$2,085	$3,541	$1,842	$13,059
Other (2)					(5,432)
Total consolidated operating income					7,627
Interest expense, net					(2,857)
Income from equity method investment					3,776
Income before income taxes					$8,546

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

Income tax expense in both 2026 and 2025 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences the most significant of which is the effect of the per diem pay structure for drivers, executive compensation disallowance, and excess tax benefits on share-based compensation. Drivers who meet the requirements to receive per diem receive non-taxable per-diem pay in lieu of a portion of their taxable wages. This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes. As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate. Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant. Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of  March 31, 2026 is unchanged since  December 31, 2025.

The net deferred tax liability of $120.8 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. There was no material change to the valuation allowance as  March 31, 2026. The Company continues to have a significant amount of reversing temporary differences that can be considered as future sources of taxable income. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA, among other things, includes provisions for accelerated tax depreciation, modifications to the net interest deduction limitations, and the rollback of certain alternative energy provisions. We considered the effects of the OBBBA in our provision for income taxes with no other adjustments expected as of March 31, 2026.

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$29,000	$-	$30,000
Revenue equipment installment notes; weighted average interest rate of 5.1% at March 31, 2026, and 5.1% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from April 2026 to February 2032, secured by related revenue equipment	50,735	157,702	62,602	189,115
Real estate notes; interest rate of 5.4% at March 31, 2026 and 5.6% at December 31, 2025 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,418	14,687	1,403	14,931
Total debt	52,153	201,389	64,005	234,046
Principal portion of finance lease obligations, secured by related revenue equipment	865	2,095	840	2,353
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	12,554	22,693	12,182	25,272
Total debt and lease obligations	$65,572	$226,177	$77,027	$261,671

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

We had $29.0 million borrowings outstanding under the Credit Facility as of March 31, 2026, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $57.5 million. As of March 31, 2026, there were no base rate and $29.0 million of SOFR loans. Based on availability as of March 31, 2026 and 2025, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  April 2026 to February 2032. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2026, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third-party lender. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. We expect to be in compliance with our required debt covenants for the next 12 months.

Note 7.	Lease Obligations

The finance leases in effect at  March 31, 2026 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at March 31, 2026 and 2025 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Finance lease cost:
Amortization of right-of-use assets	$218	$219
Interest on lease liabilities	105	124
Operating lease cost	3,689	3,841
Variable lease cost	16	(84)
Short-term lease cost	2,279	1,205
Total lease cost	6,307	5,305

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	105	124
Operating cash flows from operating leases	3,075	3,019
Financing cash flows from finance leases	233	180
Right-of-use assets obtained in exchange for new finance lease liabilities	-	-
Right-of-use assets obtained in exchange for new operating lease liabilities	818	2,876
Weighted-average remaining lease term—finance leases (in years)	4.2	4.5
Weighted-average remaining lease term—operating leases (in years)	3.4	4.2
Weighted-average discount rate—finance leases	12.5%	12.8%
Weighted-average discount rate—operating leases	8.7%	8.4%

As of  March 31, 2026 and December 31, 2025, right-of-use assets of $33.3 million and $35.5 million for operating leases and $2.6 million and $2.8 million for finance leases, respectively. Finance leases are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communications and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of March 31, 2026, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2026 (1)	11,110	$909
2027	13,216	1,212
2028	7,046	930
2029	4,074	340
2030	2,602	214
Thereafter	2,101	285
Total minimum lease payments	$40,149	$3,890
Less: amount representing interest	(4,902)	(930)
Present value of minimum lease payments	$35,247	$2,960
Less: current portion	(12,554)	(865)
Lease obligations, long-term	$22,693	$2,095

(1) Excludes the three months ended March 31, 2026.

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  March 31, 2026, there were 1,852,982 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended March 31, 2026 and 2025. The stock compensation expense recorded for the three months ended March 31, 2026 and 2025, of $0.7 million and $0.8 million relates to restricted shares, respectively. There were no unvested employee stock options or related stock compensation expense for the three months ended March 31, 2026 or 2025.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2026, certain participants elected to forfeit receipt of an aggregate of 4,200 shares of Class A common stock at a weighted average per share price of $29.44 based on the closing price of our Class A common stock on the dates the shares vested in 2026, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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

In 2025, a third-party trucking company hauling a load brokered by Covenant Transport Solutions, LLC, and using a trailer owned by CTG Leasing Company was involved in an accident that resulted in five fatalities and injuries to at least one other person. There are several possible defendants in the case, facts are still being developed, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The Company has concluded that a loss is probable in the case, but given the preliminary nature of the proceedings, the Company cannot reasonably estimate a range of possible losses at this time in excess of the amount accrued for legal costs. As of March 31, 2026, the Company accrued $0.7 million for legal costs associated with the accident, but it has not recorded any other liability related to the accident. To the extent Covenant Transport Solutions, LLC, is found to have liability related to the accident, and the damages awarded against the Company exceed the Company’s coverage limits, involve significant aggregate use of the Company’s self-insured retention amounts, or cause increases in the Company’s insurance premiums, the Company’s insurance and claims expense would be volatile and increase.  Any resulting increases in such expenses could have a materially adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

Other Commitments and Contingencies

We had $19.9 million of outstanding and undrawn letters of credit as of March 31, 2026 and December 31, 2025. The letters of credit are maintained primarily to support our insurance programs.

Note 10.	Equity Method Investment

We own a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL"), a tractor and trailer equipment leasing company and used equipment reseller. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. Similarly, we are generally restricted from transferring our interest in TEL, other than to certain permitted transferees, without their consent. There are no third-party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL.

As of March 31, 2026, we had a revenue equipment operating lease liability to TEL of $7.3 million with final maturities at various dates ranging from April 2029 to August 2029. No other transactions with TEL were material for the three months ended March 31, 2026 and 2025.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2026 net income through March 31, 2026, or $3.7 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  March 31, 2026 and December 31, 2025 are as follows (in thousands):

Description:	Balance Sheet Line Item:	March 31, 2026	December 31, 2025
Accounts receivable from TEL	Driver advances and other receivables	$6	$13
Accounts payable to TEL	Accrued expenses	$443	$460
Investment in TEL	Other assets	$89,227	$85,512
Operating lease obligations	Current and long-term portion of operating lease obligations	$7,269	$7,800

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and our accounts payable to TEL primarily related to leased revenue equipment payment accruals.

Note 11.	Goodwill, Intangibles, and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $3.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  March 31, 2026 and  December 31, 2025 is as follows:

(in thousands)	March 31, 2026
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,742)	$1,760
Managed Freight	1,089	(932)	157
Warehousing	999	(885)	114
Total trade name	6,590	(4,559)	2,031	83
Non-compete agreement:
Dedicated	4,670	(3,405)	1,265
Managed Freight	630	(278)	352
Total non-compete agreement	5,300	(3,683)	1,617	17
Customer relationships:
Dedicated	71,374	(18,210)	53,164
Managed Freight	22,112	(3,832)	18,280
Warehousing	12,436	(8,031)	4,405
Total customer relationships:	105,922	(30,073)	75,849	133
Credentialing:
Expedited	32,000	(8,889)	23,111
Total credentialing	32,000	(8,889)	23,111	130
Total other intangible assets	$149,812	$(47,204)	$102,608	129

(in thousands)	December 31, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,689)	$1,813
Managed Freight	1,089	(927)	162
Warehousing	999	(885)	114
Total trade name	6,590	(4,501)	2,089	86
Non-compete agreement:
Dedicated	4,670	(3,113)	1,557
Managed Freight	630	(238)	392
Total non-compete agreement	5,300	(3,351)	1,949	15
Customer relationships:
Dedicated	71,374	(16,959)	54,415
Managed Freight	22,112	(3,264)	18,848
Warehousing	12,436	(7,772)	4,664
Total customer relationships:	105,922	(27,995)	77,927	131
Credentialing:
Expedited	32,000	(8,356)	23,644
Total credentialing	32,000	(8,356)	23,644	133
Total other intangible assets	$149,812	$(44,203)	$105,609	128

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2026 (1)	9,000
2027	11,191
2028	10,732
2029	10,705
2030	9,215
Thereafter	51,265

(1) Excludes the three months ended March 31, 2026.

The assignment of goodwill and intangible assets to our reportable segments was not complete as of March 31, 2026 due to the October 2025 Star Acquisition. The carrying amount of goodwill was $80.4 million at  March 31, 2026 and $80.5 million at  December 31, 2025. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in thousands)
	Expedited	Dedicated	Managed Freight	Warehousing	Total
Balance at December 31, 2025	$15,699	$21,877	$21,151	$21,750	$80,477
Post-acquisition goodwill adjustments	-	-	(37)	-	(37)
Balance at March 31, 2026	$15,699	$21,877	$21,114	$21,750	$80,440

At March 31, 2026, our insurance program involves self-insurance to certain risk retention levels. We accrue claims above our self-insured retention and record a corresponding receivable for the amounts we expect to collect from insurers upon settlement of such claims. We have $29.1 million and $14.6 million at March 31, 2026 and December 31, 2025, respectively, included in other long-term receivables and as a corresponding accrual in the long-term portion of insurance and claims accruals on our condensed consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will pay their portion of such claims.

Note 12.	Equity

Other Equity

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million during the twelve months ended December 31, 2025 with no such repurchases during the three months ended March 31, 2026.

Dividends

On  February 5, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  March 27, 2026, to stockholders of record on  March 6, 2026.

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

Note 13.	Acquisition of Assets of Brokerage Business Operating as Star Logistics Solutions

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

All goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

October 10, 2025
Accounts receivable	$10,466
Driver advances and other receivables	707
Inventory and supplies	16
Prepaid expenses	438
Other short-term assets	250
Net property and equipment	2,169
Other intangibles, net	15,050
Total identifiable assets acquired	29,096

Accounts payable	(10,149)
Accrued expenses	(2,235)
Current maturities of long-term debt	(168)
Current portion of operating lease obligations	(584)
Current portion of insurance and claims accrual	(258)
Long-term portion of operating lease obligations	(560)
Total liabilities assumed	(13,954)
Net identifiable assets acquired	15,142
Goodwill	12,070
Net assets acquired	$27,212

Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the acquisition. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 11, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Star’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Star occurred as of January 1, 2025:

(in thousands)
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Total revenue	$307,161	$301,793
Net income	$4,420	$6,964
Basic net income per share	$0.18	$0.26
Diluted net income per share	$0.17	$0.25

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Star to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of the Company’s fiscal year 2025. As noted above, the allocation is preliminary and changes to the value of the contingent consideration and finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2025.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential defaults and results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, claims and litigation, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies and insurance and claims accruals, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," "improve," "remain," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2025. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2025, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our first quarter earnings were $0.17 per diluted share, falling short of our expectations, largely as a result of severe weather shutdowns and fuel cost headwinds in January and February. However, freight volumes and rates improved in March, and we are encouraged by our positive operating performance and the momentum we are carrying into the second quarter, such as an expanding pipeline of new customers seeking committed capacity, rate increases with select existing customers, and the traditional seasonal improvement in freight volumes.

Additional items of note for the first quarter of 2026 include the following:

●

Total revenue of $307.2 million, an increase of 14.0% compared with the first quarter of 2025, and freight revenue (which excludes revenue from fuel surcharges) of $281.9 million, an increase of 15.9% compared with the first quarter of 2025;

●	Operating income of $6.3 million, compared with $7.6 million in the first quarter of 2025;

●	Net income of $4.4 million, or $0.17 per diluted share, compared with $6.6 million, or $0.24 per diluted share, in the first quarter of 2025;

●	Our equity investment in TEL provided $3.7 million of pre-tax earnings in the first quarter of 2026 compared to $3.8 million in the first quarter of 2025;

●	We distributed a total of $1.8 million to stockholders through cash dividends;

●	Since December 31, 2025, total indebtedness, comprised of total debt and finance leases, net of cash, decreased by $51.0 million to $245.3 million, primarily due to selling a large amount of unproductive used equipment and buying very little new equipment. With available borrowing capacity of $57.5 million under our Credit Facility at March 31, 2026 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●

Leverage ratio (ending total indebtedness, comprised of debt and finance leases, net of cash, divided by the sum of operating income, depreciation and amortization, gain on disposition of property and equipment, net, and impairment of long lived property and equipment) as of March 31, 2026 was 2.37;

●	Stockholders' equity at March 31, 2026, was $407.6 million; and

●	Tangible book value at March 31, 2026, was $224.6 million.

Outlook

Solid economic demand and shrinking industry-wide driver capacity are creating a favorable environment for building project pipelines and improving yield and revenue per tractor. With most of our revenue under contracts ranging from one to three years in duration, we expect to see gradual improvement beginning with the second quarter of 2026 and extending for several quarters to come. As contracts become available, we intend to be nimble in allocating our equipment and people toward the relationships that produce long-term value through adequate margin and returns. Our momentum continues to build this year, and our team who are running the business have palpable energy and enthusiasm.

Our plan for the remainder of 2026 is to improve yields and reallocate assets to operations that improve our margins and returns. Based on a rapidly growing pipeline of customer demand, we expect to make significant progress assuming the current market momentum continues.

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

Operating Ratio

	Three Months Ended March 31,
GAAP Operating Ratio:	2026	OR %	2025	OR %
Total revenue	$307,161		$269,355
Total operating expenses	300,879	98.0%	261,728	97.2%
Operating income	$6,282		$7,627

Adjusted Operating Ratio:	2026	Adj. OR %	2025	Adj. OR %
Total revenue	$307,161		$269,355
Fuel surcharge revenue	(25,236)		(26,136)
Freight revenue (total revenue, excluding fuel surcharge)	281,925		243,219

Total operating income	6,282		7,627
Adjusted for:
Amortization of intangibles	3,000		2,371
Contingent consideration liability adjustment	328		710
Transaction costs	-		149
Adjusted operating income	$9,610	96.6%	$10,857	95.5%

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

Within our Managed Freight reportable segment, we derive revenue from Brokerage and TMS services, particularly, for arranging transportation services for customers, directly and through relationships with third-party providers and integration with our Expedited reportable segment. Additionally, utilizing technology and process management, we provide detailed visibility into a customer’s movement of freight – inbound and outbound – throughout the customer’s network and focused customer support through multiyear contracts. The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including purchased transportation, facility warehousing costs, salaries, and selling, general, and administrative expenses.

Within our Warehousing reportable segment, we empower customers to outsource warehousing management, including moving containers and trailers in or around freight yards. The main factors that impact profitability in terms of expenses are managing fixed costs, including salaries, facility warehousing costs, insurance, and selling, general, and administrative expenses.

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

Revenue Equipment

At March 31, 2026, we operated 2,234 tractors and 7,265 trailers. Of such tractors, 2,140 were owned, 14 were financed under finance or operating leases, and 80 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 6,406 were owned and 859 were held under finance or operating leases. At March 31, 2026, our fleet had an average tractor age of 2.2 years and an average trailer age of 5.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three months ended March 31, 2026 TO three months ended March 31, 2025

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Freight revenue	$281,925	$243,219
Fuel surcharge revenue	25,236	26,136
Total revenue	$307,161	$269,355

The increase in total revenue for the three months ended March 31, 2026 compared to 2025 primarily resulted from a $33.9 million, $9.0 million, and $3.5 million increase in freight revenue for Managed Freight, Dedicated, and Warehousing, respectively, partially offset by an $8.3 million decrease in freight revenue for Expedited, as well as a $0.9 million decrease in fuel surcharge revenue.

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

Salaries, wages, and related expenses

	Three Months Ended
	March 31,
	2026	2025
Salaries, wages, and related expenses	$109,268	$104,952
% of total revenue	35.6%	39.0%
% of freight revenue	38.8%	43.2%

Salaries, wages, and related expenses increased on a dollars basis for the three months ended March 31, 2026 compared to the same 2025 period primarily as a result of growth in our Dedicated and Warehousing reportable segments, pay increases since the prior period, and group health expenses. As a percentage of freight revenue for the three months ended March 31, 2026, salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we incur driver pay for team-driven tractors, and a higher percentage of revenue from Managed Freight, where we don't incur driver pay.

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

Fuel expense

	Three Months Ended
	March 31,
	2026	2025
Fuel expense	$28,297	$28,168
% of total revenue	9.2%	10.5%
% of freight revenue	10.0%	11.6%

Total fuel expense the three months ended March 31, 2026 remained relatively even on a dollars basis primarily due to an 8.0% decrease in total miles offset by higher fuel prices compared to the 2025 period. As a percentage of freight revenue for the three months ended March 31, 2026, total fuel expense decreased as the foregoing factors were offset by a lower percentage of revenue from Expedited, where we incur fuel expense, and a higher percentage of revenue from Managed Freight, where we don't incur fuel expense.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $1.34 per gallon, or 37.3%, higher for the quarter ended March 31, 2026 compared with the same quarter in 2025.

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

Net fuel expense is shown below:

	Three Months Ended
	March 31,
	2026	2025
Total fuel surcharge	$25,236	$26,136
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,507	1,659
Company fuel surcharge revenue	$23,729	$24,477
Total fuel expense	$28,297	$28,168
Less: Company fuel surcharge revenue	23,729	24,477
Net fuel expense	$4,568	$3,691
% of freight revenue	1.6%	1.5%

For the periods presented, net fuel expense remained relatively even as a percentage of freight revenue.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors and auxiliary power units to improve our miles per gallon, partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs, and testing the latest technologies that reduce fuel consumption. Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Three Months Ended
	March 31,
	2026	2025
Operations and maintenance	$17,914	$15,750
% of total revenue	5.8%	5.8%
% of freight revenue	6.4%	6.5%

The increase in operations and maintenance for the three months ended March 31, 2026 was primarily the result of the increased average age of tractors, high demands on equipment as we grow our fleet in niche service areas, and increased recruiting costs.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, the average age of our tractor fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, our mix of specialty and commoditized freight, and any disruption of the supply chain. Additionally, operations and maintenance costs may increase if we experience wage and parts inflation.

Revenue equipment rentals and purchased transportation

	Three Months Ended
	March 31,
	2026	2025
Revenue equipment rentals and purchased transportation	$89,218	$56,805
% of total revenue	29.0%	21.1%
% of freight revenue	31.6%	23.4%

The increases in revenue equipment rentals and purchased transportation for the three months ended March 31, 2026 were primarily the result of the 2025 Star Acquisition within the Managed Freight reportable segment. Additionally, total miles run by independent contractors decreased from 7.0% for the three months ended March 31, 2025, to 6.7% for the same 2026 period, respectively.

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

Operating taxes and licenses

	Three Months Ended
	March 31,
	2026	2025
Operating taxes and licenses	$2,989	$3,586
% of total revenue	1.0%	1.3%
% of freight revenue	1.1%	1.5%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended
	March 31,
	2026	2025
Insurance and claims	$12,646	$15,283
% of total revenue	4.1%	5.7%
% of freight revenue	4.5%	6.3%

On a cents per mile basis, insurance and claims decreased to 21.4 cents per mile for the three months ended March 31, 2026 compared to 23.8 cents per mile for the 2025 period primarily due to reduced insurance and claims expense partially offset by decreased miles compared to the same 2025 period. Miles decreased primarily due to weather during the 2026 period.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. As of March 31, 2026, there were no outstanding claims in this layer. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a materially adverse effect on our business, results of operations, financial condition, or liquidity.

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

Communications and utilities

	Three Months Ended
	March 31,
	2026	2025
Communications and utilities	$2,034	$1,468
% of total revenue	0.7%	0.5%
% of freight revenue	0.7%	0.6%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended
	March 31,
	2026	2025
General supplies and expenses	$14,199	$13,595
% of total revenue	4.6%	5.0%
% of freight revenue	5.0%	5.6%

For the three months ended March 31, 2026, general supplies and expenses increased on a dollars basis as a result of increased technology costs partially offset by the $0.3 million increase in the fair value of the contingent consideration recognized during the 2026 period compared to an increase of $0.7 million recognized during the 2025 period.

Depreciation and amortization

	Three Months Ended
	March 31,
	2026	2025
Depreciation and amortization	$23,976	$21,795
% of total revenue	7.8%	8.1%
% of freight revenue	8.5%	9.0%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $1.6 million to $21.0 million for the three months ended March 31, 2026 compared to $19.4 million in the same 2025 period. Amortization of intangible assets was $3.0 million for the three months ended March 31, 2026 compared to $2.4 million for the same 2025 period. The increase for the three months ended March 31, 2026 is due to the amortization of the intangible asset related to the Star Acquisition.

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

Loss on disposition of property and equipment, net

	Three Months Ended
	March 31,
	2026	2025
Loss on disposition of property and equipment, net	$338	$326
% of total revenue	0.1%	0.1%
% of freight revenue	0.1%	0.1%

For the period presented, the change in loss on disposition of property and equipment, net was insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended
	March 31,
	2026	2025
Interest expense, net	$3,886	$2,857
% of total revenue	1.3%	1.1%
% of freight revenue	1.4%	1.2%

For the period presented, the change in interest expense, net was insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended
	March 31,
	2026	2025
Income from equity method investment	$3,687	$3,776

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three months ended March 31, 2026 was insignificant for the periods presented. For the remainder of 2026, we expect TEL's earnings to remain relatively similar to those of the current period. However, due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate.

Income tax expense

	Three Months Ended
	March 31,
	2026	2025
Income tax expense	$1,663	$1,983
% of total revenue	0.5%	0.7%
% of freight revenue	0.6%	0.8%

The decrease in income tax expense for the three months ended March 31, 2026 was the result of a $2.5 million decrease in pre-tax income compared to the same 2025 period. The changes in pre-tax income resulted from the aforementioned changes in operating income.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three months ended March 31, 2026 TO three months ended March 31, 2025

The following table summarizes revenue and segment operating income data by reportable segment:

(in thousands)	Three Months Ended
	March 31,
	2026	2025
Revenues:
Expedited	$84,671	$94,693
Dedicated	103,423	93,609
Managed Freight	90,731	56,850
Warehousing	27,707	24,203
Other	629	-
Total revenues	$307,161	$269,355

Segment Operating Income(1):
Expedited	$2,821	$5,590
Dedicated	5,587	2,149
Managed Freight	3,703	3,540
Warehousing	1,778	1,843

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

The decrease in Expedited revenue for the three months ended March 31, 2026 relates to a 10.4% decrease in average total tractors compared to the 2025 quarter and a $1.7 million decrease in fuel surcharge revenue. Average freight revenue per tractor per week was comparable to the 2025 quarter as a result of a 3.4% decrease in average miles per unit largely offset by a 7.0 cents per mile (or 3.3%) increase in average rate per total mile as compared to the 2025 quarter. Expedited team-driven tractors averaged 709 and 796 tractors in the first quarter of 2026 and 2025, respectively.

The increase in Dedicated revenue for the three months ended March 31, 2026 relates to a 31, or 2.1%, average tractor increase and an increase in average freight revenue per tractor per week of 8.7% compared to the 2025 quarter. The increase in average freight revenue per tractor per week was the result of a 35.0 cents per mile (or 11.3%) increase in average rate per total mile partially offset by a 2.3% decrease in average miles per unit compared to the 2025 quarter.

For the three months ended March 31, 2026, Managed Freight total revenue increased primarily as a result of the fourth quarter 2025 Star Acquisition.

For the three months ended March 31, 2026, Warehousing total revenue increased $3.5 million compared to the 2025 period primarily due to onboarding a significant customer in the fourth quarter of 2025.

The decrease in Expedited segment operating income for the three months ended March 31, 2026 was primarily the result of the aforementioned decrease in revenue, partially offset by a decrease in Expedited segment operating expenses. The decrease in Expedited segment operating expenses for the three months ended March 31, 2026 was primarily the result of decreases in salaries, wages, and benefits for our professional drivers, operations and maintenance, and purchased transportation as compared to the same 2025 period as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases, exiting less profitable business, and adding more profitable business.

The increase in Dedicated segment operating income for the three months ended March 31, 2026 was primarily the result of aforementioned increase in revenue, partially offset by an increase in Dedicated segment operating expenses. The increase in Dedicated segment operating expenses for the three months ended March 31, 2026, was primarily the result of increased salaries, wages, and benefits for our professional drivers, fuel expenses, and operations and maintenance costs since the 2025 period as a result of productivity from our agricultural protein related fleet which was negatively impacted by avian influenza during the prior year period. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The increase in segment operating income for Managed Freight for the three months ended March 31, 2026 was primarily the result of the aforementioned increase in Managed Freight revenue partially offset by an increase in Managed Freight segment operating expenses. The increase in Managed Freight segment operating expenses for the three months ended March 31, 2026 was primarily the result of the increases in revenue driving increases in variable expenses, primarily purchased transportation. Going forward, we seek to grow Managed Freight with profitable revenue from new customers from organic initiatives and the Star Acquisition, working closely with our asset-based segments to capitalize on overflow opportunities when available, and optimizing costs to yield longer-term margin goals in the mid-single digits, which would generate an acceptable return on capital given the asset light nature of the business.

The decrease in segment operating income for Warehousing for the three months ended March 31, 2026 is primarily due to startup-related costs and inefficiencies for a significant customer onboarded during the fourth quarter of 2025 that more than offset the aforementioned increase in revenue. Going forward, as activities within this startup normalize, our goal is to have operating income margins in the high-single digit range.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $9.0 million and $22.8 million at March 31, 2026 and December 31, 2025, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.2 years at March 31, 2026, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of March 31, 2026 and December 31, 2025 we had $291.8 million and $338.7 million in debt and lease obligations, respectively, consisting of the following:

●	$29.0 million and $30.0 million outstanding borrowings under the Credit Facility;

●	$208.4 million and $251.7 million in revenue equipment installment notes, respectively;

●	$16.1 million and $16.3 million in real estate notes, respectively;

●	$3.0 million and $3.2 million of the principal portion of financing lease obligations, respectively; and

●	$35.3 million and $37.5 million of the operating lease obligations, respectively.

The decrease in revenue equipment installment notes is primarily due to selling a large amount of unproductive used revenue equipment and buying very little new equipment.

As of March 31, 2026, we had $29.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $57.5 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the nature and timing of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the three months ended March 31, 2026 totaled $24.2 million of proceeds, as compared to $23.9 million of expenditures for the three months ended March 31, 2025. During the three months ended March 31, 2026, we took delivery of approximately 53 new tractors and 15 new trailers, while disposing of approximately 422 used tractors and 29 used trailers. Net losses on disposal of equipment and real estate in the three months ended March 31, 2026 and 2025 were $0.3 million, respectively. Our current fleet plan for the remainder of 2026 ranges from $40.0 million to $50.0 million, which is a significant reduction compared to 2025. Our expected capital expenditures are subject to change based on growth opportunities in our Dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment. Given the mix change between our high mileage Expedited fleet and lower mileage Dedicated fleets, going forward, we anticipate the average age of our equipment to range from 25 to 28 months.

We distributed a total of $1.8 million to stockholders in the first three months of 2026 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities increased to $29.0 million for the three months ended March 31, 2026, compared to $24.8 million for the same 2025 period. Changes in operating assets and liabilities provided $2.1 million and $1.7 million during the three months ended March 31, 2026 and 2025, respectively, while non-cash expenses such as deferred income tax expense and depreciation and amortization increased during the 2026 period. These increases were partially offset by a decrease in net income to $4.4 million for the three months ended March 31, 2026, compared to $6.6 million for the same 2025 period.

Net cash flows provided by investing activities were $24.2 million for the three months ended March 31, 2026, compared to $24.1 million used in the same 2025 period. The increase in net cash flows provided by investing activities was primarily due to disposing of a large amount of unproductive used revenue equipment and buying very little new equipment, whereby we took delivery of approximately 53 new tractors and 15 new trailers, while disposing of approximately 422 used tractors and 29 used trailers during the 2026 period compared to delivery of 163 new tractors and 201 new trailers, while disposing of approximately 100 used tractors and 76 used trailers in the same 2025 period.

Net cash flows used by financing activities were $46.9 million for the three months ended March 31, 2026, compared to $25.1 million provided in the same 2025 period. The increase in net cash flows used in financing activities was primarily a function of net repayments relating to our notes payable and our Credit Facility of $44.5 million in the 2026 period compared to net repayments of $18.4 million in the 2025 period.

Net cash flows provided by operating activities also included payment of $8.0 million for the 2025 period related to the acquisition of LTST and net cash flows used by financing activities in the 2026 and 2025 periods also included payment of contingent consideration liabilities $0.3 million related to the Asset Acquisition and $4.5 million related to the acquisition of LTST.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. There were no shares repurchased during three months ended March 31, 2026 or 2025. During the year ended December 31 2025, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million (excluding excise tax).

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2026, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Form 10-K for the year ended December 31, 2025.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2025, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2026, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $1.8 million to stockholders in the first three months of 2026 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On February 20, 2026, M. Paul Bunn, our President, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 458,227 shares of our Class A common stock may be sold (including 416,380 shares of our Class A common stock underlying exercisable options). The plan will terminate on November 15, 2028, subject to early termination for certain specified events set forth in the plan.

On February 20, 2026, Joey Ballard, our Executive Vice President and Chief People and Safety Officer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 12,000 shares of our Class A common stock may be sold. The plan will terminate on February 28, 2027, subject to early termination for certain specified events set forth in the plan.

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

COVENANT LOGISTICS GROUP, INC.

Date: May 7, 2026	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer