Form 10-Q
period 2026-06-30
COVENANT LOGISTICS GROUP, INC.
filed 2026-08-07
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2026).

Class A Common Stock, $.01 par value: 20,677,778 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,615	$4,946
Accounts receivable, net of allowance of $2,593 in 2026 and $2,780 in 2025	166,383	151,803
Drivers' advances and other receivables, net of allowance of $581 in 2026 and $584 in 2025	6,835	10,214
Inventory and supplies	6,728	6,342
Prepaid expenses	27,706	21,658
Assets held for sale	318	26,070
Income taxes receivable	9,209	11,548
Other short-term assets	198	240
Total current assets	219,992	232,821

Property and equipment, at cost	720,579	718,204
Less: accumulated depreciation and amortization	(257,222)	(241,033)
Net property and equipment	463,357	477,171

Goodwill	80,600	80,477
Other intangibles, net	99,608	105,609
Operating lease right-of-use assets	30,302	35,513
Other receivables	4,882	16,531
Other assets, net	107,024	97,426
Total assets	$1,005,765	$1,045,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,159	$45,479
Accrued expenses	47,492	56,001
Accrued purchased transportation	9,733	6,009
Current maturities of long-term debt	64,334	64,005
Current portion of finance lease obligations	978	840
Current portion of operating lease obligations	12,646	12,182
Current portion of insurance and claims accrual	24,082	25,462
Total current liabilities	193,424	209,978

Long-term debt	224,732	234,046
Long-term portion of finance lease obligations	2,258	2,353
Long-term portion of operating lease obligations	19,486	25,272
Insurance and claims accrual	23,061	36,361
Deferred income taxes	121,082	119,725
Other long-term liabilities	8,848	13,817
Total liabilities	592,891	641,552
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued and 20,645,461 outstanding as of June 30, 2026; and 21,855,878 shares issued and 20,370,361 outstanding as of December 31, 2025	219	219
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	154,466	159,492
Treasury stock at cost; 1,210,417 and 1,485,517 shares as of June 30, 2026 and December 31, 2025, respectively	(30,238)	(34,584)
Accumulated other comprehensive income	744	612
Retained earnings	287,636	278,210
Total stockholders' equity	412,874	403,996
Total liabilities and stockholders' equity	$1,005,765	$1,045,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2026 and 2025

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
Revenues
Freight revenue	$294,693	$276,532	$576,618	$519,751
Fuel surcharge revenue	38,180	26,322	63,416	52,458
Total revenue	$332,873	$302,854	$640,034	$572,209

Operating expenses:
Salaries, wages, and related expenses	$110,134	$109,148	$219,402	$214,100
Fuel expense	37,850	27,989	66,147	56,157
Operations and maintenance	18,766	17,066	36,680	32,816
Revenue equipment rentals and purchased transportation	98,724	76,791	187,942	133,596
Operating taxes and licenses	3,026	3,436	6,015	7,022
Insurance and claims	18,138	17,307	30,784	32,590
Communications and utilities	1,877	1,481	3,911	2,949
General supplies and expenses	12,399	14,657	26,598	28,252
Depreciation and amortization	22,819	23,121	46,795	44,916
Loss on disposition of property and equipment, net	299	295	637	621
Total operating expenses	324,032	291,291	624,911	553,019
Operating income	8,841	11,563	15,123	19,190
Interest expense, net	2,981	2,470	6,867	5,327
Income from equity method investment	(5,265)	(4,268)	(8,952)	(8,044)
Income before income taxes	11,125	13,361	17,208	21,907
Income tax expense	2,590	3,521	4,253	5,504
Net income	$8,535	$9,840	$12,955	$16,403

Basic income per share:
Net income per share	$0.34	$0.38	$0.52	$0.62
Diluted income per share:
Net income per share	$0.32	$0.36	$0.49	$0.60
Basic weighted average shares outstanding	25,215	26,041	25,149	26,295
Diluted weighted average shares outstanding	26,589	27,228	26,529	27,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and six months ended June 30, 2026 and 2025

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$8,535	$9,840	$12,955	$16,403
Other comprehensive income:
Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($45) and ($71) in 2026 and $23 and $90 in 2025, respectively	130	(64)	203	(256)
Reclassification of cash flow hedge gains into statement of operations, net of tax of $12 and $25 in 2026 and $21 and $42 in 2025, respectively	(35)	(60)	(71)	(120)
Total other comprehensive gain (loss)⁽¹⁾	95	(124)	132	(376)
Comprehensive income	$8,630	$9,716	$13,087	$16,027

(1)	It is the Company’s policy to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and six months ended June 30, 2026 and 2025

(Unaudited and in thousands)

	For the Three Months Ended June 30, 2026
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2025	$219	$47	$159,492	$(34,584)	$612	$278,210	$403,996
Net income	-	-	-	-	-	4,420	4,420
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,756)	(1,756)
Other comprehensive loss	-	-	-	-	37	-	37
Stock-based employee compensation expense	-	-	934	-	-	-	934
Exercise of stock options	-	-	(169)	269	-	-	100
Issuance of restricted shares, net	-	-	(282)	156	-	-	(126)
Balances at March 31, 2026	$219	$47	$159,975	$(34,159)	$649	$280,874	$407,605
Net income	-	-	-	-	-	8,535	8,535
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,773)	(1,773)
Other comprehensive loss	-	-	-	-	95	-	95
Stock-based employee compensation expense	-	-	228	-	-	-	228
Exercise of stock options	-	-	(4,464)	2,923	-	-	(1,541)
Issuance of restricted shares, net	-	-	(1,273)	998	-	-	(275)
Balances at June 30, 2026	$219	$47	$154,466	$(30,238)	$744	$287,636	$412,874

	For the Three Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340
Net income	-	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,858)	(1,858)
Other comprehensive income	-	-	-	-	(253)	-	(253)
Exercise of stock options	1	-	399	-	-	-	400
Stock-based employee compensation expense	-	-	1,011	-	-	-	1,011
Issuance of restricted shares, net	-	-	(559)	-	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$-	$782	$282,838	$443,644
Net income	-	-	-	-	-	9,840	9,840
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,797)	(1,797)
Share repurchase	-	-	-	(35,561)	-	-	(35,561)
Other comprehensive income	-	-	-	-	(124)	-	(124)
Stock-based employee compensation expense	-	-	920	-	-	-	920
Issuance of restricted shares, net	-	-	(865)	817	-	-	(48)
Balances at June 30, 2025	$219	$47	$159,813	$(34,744)	$658	$290,881	$416,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2026 and 2025

(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$12,955	$16,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(280)	-
Reversal of gain on sales to equity method investee	(42)	-
Depreciation and amortization	46,795	44,916
Deferred income tax benefit (expense)	3,035	(2,934)
Income tax expense arising from restricted share vesting and stock options exercised	(1,724)	(314)
Stock-based compensation expense	1,162	1,931
Income from equity method investment	(8,952)	(8,044)
Return on investment from equity method investee	-	1,470
Loss on disposition of property and equipment	637	1,021
Changes in operating assets and liabilities:
Receivables and advances	(10,239)	(8,102)
Prepaid expenses and other assets	(5,859)	(4,690)
Inventory and supplies	(386)	258
Insurance and claims accrual	(1,525)	3,554
Accounts payable and accrued expenses	(17,467)	1,268
Net cash flows provided by operating activities	18,110	46,737

Cash flows from investing activities:
Other investments	(597)	(715)
Purchase of property and equipment	(45,171)	(69,864)
Proceeds from disposition of property and equipment	44,987	17,054
Net cash flows used by investing activities	(781)	(53,525)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	1,717
Cash dividend	(3,529)	(3,655)
Proceeds from notes payable	37,399	44,923
Repayments of notes payable	(67,420)	(55,515)
Repayments of finance lease obligations	(460)	(365)
Proceeds under revolving credit facility	117,220	48,177
Repayments under revolving credit facility	(96,220)	(23,620)
Payment of contingent consideration liability	(4,811)	(4,582)
Proceeds from exercise of stock options	537	400
Payment of minimum tax withholdings on stock compensation	(2,376)	(607)
Common stock repurchased	-	(35,561)
Net cash flows used by financing activities	(19,660)	(28,688)

Net change in cash and cash equivalents	(2,331)	(35,476)

Cash and cash equivalents at beginning of period	4,946	35,619
Cash and cash equivalents at end of period	$2,615	$143

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	6,134	5,264
Income taxes	602	5,508
Non-cash transactions during the year for:
Equipment acquired under operating leases	818	4,359
Non-cash capital asset acquisitions	503	-
Non-cash debt reduction	(36)	(400)
Insurance and claims accruals	(13,155)	17,305

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025.

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

The Company’s contracts with customers generally have original expected durations less than one year. Accordingly, the Company has elected the practical expedient to not disclose information about remaining unsatisfied performance obligations.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$8,535	$9,840	$12,955	$16,403
Denominator:
Denominator for basic income per share – weighted-average shares	25,215	26,041	25,149	26,295
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	123	111	126	122
Equivalent shares issuable upon conversion of unvested employee stock options	1,251	1,076	1,254	1,147
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	26,589	27,228	26,529	27,564

Basic income per share	$0.34	$0.38	$0.52	$0.62
Diluted income per share	$0.32	$0.36	$0.49	$0.60

There were no unvested shares excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2026. There were no unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2026.  For the three and six months ended June 30, 2025, approximately 1,000 and no restricted stock shares of common stock, respectively, and no unvested employee stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The fair value of the contingent consideration arrangement is based on inputs that are not observable in the market and is estimated using a probability-weighted method. The significant unobservable inputs used in the fair value of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics, and estimated discount rates. Significant increases or decreases to any of these inputs could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded as a component of general supplies and expenses within the condensed consolidated statements of operations.

The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of the reporting date. The life insurance policies are held in a rabbi trust maintained by the Company with the intent to fund its non-qualified deferred compensation plan. The assets of the rabbi trust remain subject to the claims of the Company’s general creditors and, therefore, do not represent assets restricted from the Company’s use for purposes of fair value measurement. While the trustee is subject to customary administrative provisions that limit assignment of assets within the trust, such provisions do not restrict the Company's ability to access the cash surrender value of the policies and do not materially impact the determination of fair value or the exit price in an orderly transaction. Further, the insurance policies can be surrendered without penalties or charges imposed by the insurance carrier.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	June 30, 2026	December 31, 2025	Input Level
Interest rate swaps	1,003	826	2
Contingent consideration	(9,000)	(22,489)	3
Cash surrender value of life insurance policies	5,638	5,041	2

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2026 or for the year ended  December 31, 2025.

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of equipment installment notes. The fair value of our equipment installment notes approximated the carrying value as of  June 30, 2026, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

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

During the three and six months ended June 30, 2026, there were contingent payments made of $12.5 million and $12.5 million based on LTST's results for the second calendar year following closing and $0.3 million and $0.6 million as a result of the Asset Acquisition, respectively. Of the $13.1 million paid for the contingent consideration liability during 2026, $4.8 million was classified as financing cash flows within the condensed consolidated statements of cash flows and $8.3 million was classified as operating cash flows within the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2025, there were contingent payments made of $0.1 million and $0.1 million as a result of the Asset Acquisition and none and $12.5 million based on LTST's results for the first calendar year following closing, respectively. Of the $12.6 million paid for the contingent consideration liability during 2025, $4.6 million was classified as financing cash flows and $8.0 million was classified as operating cash flows within the condensed consolidated statements of cash flows.

For the three months ended June 30, 2026, the fair value of the contingent consideration decreased $1.0 million due to the change in the fair value for the Sim's contingent consideration partially offset by an increase of $0.3 million due to the change in the fair value for the LTST contingent consideration. The fair value for the LTST contingent consideration for the three months ended June 30, 2025 increased $0.7 million. For the six months ended June 30, 2026, the fair value of the contingent consideration decreased $1.0 million due to the decrease in the fair value for the Sim's contingent consideration, partially offset by the $0.7 million increase in the LTST contingent consideration. The contingent consideration  increased $5.0 million as a result of the Asset Acquisition and $1.4 million due to a change in the fair value for the LTST contingent consideration for the six months ended June 30, 2025. The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. The contingent consideration liability is included in accounts payable and other long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2026:

	December 31, 2025	Additions	Adjustments to fair market value	Payments	June 30, 2026
Contingent consideration	$(22,489)	$-	$343	$13,146	$(9,000)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three and six months ended June 30, 2026 and 2025:

(in thousands)
Three Months Ended June 30, 2026	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$73,742	$94,020	$99,542	$26,722	$294,026
Fuel surcharge revenue(1)	19,678	18,346	-	156	38,180
Subtotal operating revenues	$93,420	$112,366	$99,542	$26,878	$332,206
Other revenues					667
Total revenue					$332,873

Operating expenses:
Salaries, wages, and related expenses	27,631	44,748	3,931	13,823
Fuel expense	18,189	19,094	-	245
Operations and maintenance	8,924	11,701	765	1,828
Revenue equipment rentals and purchased transportation	14,825	6,956	88,802	1,109
Operating taxes and licenses	273	742	13	430
Insurance and claims	6,312	5,589	706	246
Communications and utilities	1	226	34	292
General supplies and expenses	452	400	1,165	4,062
Depreciation and amortization	-	4,924	102	425
Loss on disposition of property and equipment, net	-	13	-	-
Total allocated overhead	8,427	10,195	2,285	2,844
Segment operating expenses	85,034	104,588	97,803	25,304	312,729
Subtotal operating income	$8,386	$7,778	$1,739	$1,574	$20,144
Other (2)					(11,303)
Total consolidated operating income					8,841
Interest expense, net					(2,981)
Income from equity method investment					5,265
Income before income taxes					$11,125

(in thousands)
Three Months Ended June 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$83,229	$90,166	$77,550	$25,587	$276,532
Fuel surcharge revenue(1)	14,071	12,111	-	140	26,322
Subtotal operating revenues	$97,300	$102,277	$77,550	$25,727	$302,854
Other revenues					-
Total revenue					$302,854

Operating expenses:
Salaries, wages, and related expenses	32,153	42,041	2,844	12,350
Fuel expense	14,335	13,552	-	156
Operations and maintenance	10,322	11,300	563	1,534
Revenue equipment rentals and purchased transportation	17,136	9,230	66,558	1,173
Operating taxes and licenses	341	652	9	559
Insurance and claims	6,743	5,170	25	239
Communications and utilities	-	224	8	227
General supplies and expenses	225	631	885	4,742
Depreciation and amortization	1	4,222	22	476
Gain on disposition of property and equipment, net	-	207	-	-
Total allocated overhead	8,578	8,835	2,174	2,355
Segment operating expenses	89,834	96,064	73,088	23,811	282,797
Segment operating income	$7,466	$6,213	$4,462	$1,916	$20,057
Other (2)					(8,494)
Total consolidated operating income					11,563
Interest expense, net					(2,470)
Income from equity method investment					4,268
Income before income taxes					$13,361

(in thousands)
Six Months Ended June 30, 2026	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$145,691	$185,084	$190,273	$54,274	$575,322
Fuel surcharge revenue(1)	32,400	30,705	-	311	63,416
Subtotal operating revenues	$178,091	$215,789	$190,273	$54,585	$638,738
Other revenues					1,296
Total revenue					$640,034

Operating expenses:
Salaries, wages, and related expenses	55,655	88,992	7,103	28,563
Fuel expense	32,699	33,256	-	463
Operations and maintenance	18,225	22,811	1,266	3,682
Revenue equipment rentals and purchased transportation	29,907	14,154	168,172	2,305
Operating taxes and licenses	561	1,463	45	869
Insurance and claims	12,962	11,199	1,174	489
Communications and utilities	1	447	68	670
General supplies and expenses	807	794	2,394	8,010
Depreciation and amortization	1	9,798	201	848
Loss on disposition of property and equipment, net	-	13	-	-
Total allocated overhead	16,066	19,497	4,408	5,334
Segment operating expenses	166,884	202,424	184,831	51,233	605,372
Segment operating income	$11,207	$13,365	$5,442	$3,352	$34,662
Other (2)					(19,539)
Total consolidated operating income					15,123
Interest expense, net					(6,867)
Income from equity method investment					8,952
Income before income taxes					$17,208

(in thousands)
Six Months Ended June 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$163,478	$172,246	$134,400	$49,627	$519,751
Fuel surcharge revenue(1)	28,515	23,640	-	303	52,458
Subtotal operating revenues	$191,993	$195,886	$134,400	$49,930	$572,209
Other revenues					-
Total revenue					$572,209

Operating expenses:
Salaries, wages, and related expenses	63,642	81,400	5,122	23,777
Fuel expense	29,270	26,662	-	331
Operations and maintenance	21,165	21,915	506	2,683
Revenue equipment rentals and purchased transportation	33,697	17,574	114,189	2,251
Operating taxes and licenses	677	1,260	66	1,349
Insurance and claims	13,317	10,163	157	446
Communications and utilities	1	387	18	467
General supplies and expenses	469	1,134	1,675	9,146
Depreciation and amortization	3	8,289	43	957
Gain on disposition of property and equipment, net	-	288	-	-
Total allocated overhead	16,696	18,554	4,622	4,763
Segment operating expenses	178,937	187,626	126,398	46,170	539,131
Segment operating income	$13,056	$8,260	$8,002	$3,760	$33,078
Other (2)					(13,888)
Total consolidated operating income					19,190

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  June 30, 2026 is unchanged since  December 31, 2025.

The net deferred tax liability of $121.1 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. There was no material change to the valuation allowance as  June 30, 2026. The Company continues to have a significant amount of reversing temporary differences that can be considered as future sources of taxable income. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$51,000	$-	$30,000
Equipment installment notes; weighted average interest rate of 5.1% at June 30, 2026, and 5.1% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from July 2026 to July 2032, secured by related equipment (1)	62,901	159,408	62,602	189,115
Real estate notes; interest rate of 5.4% at June 30, 2026 and 5.6% at December 31, 2025 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,433	14,324	1,403	14,931
Total debt	64,334	224,732	64,005	234,046
Principal portion of finance lease obligations, secured by related revenue equipment	978	2,258	840	2,353
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	12,646	19,486	12,182	25,272
Total debt and lease obligations	$77,958	$246,476	$77,027	$261,671

(1)	Equipment installment notes consist primarily of financing arrangements for the Company's revenue equipment and also include an immaterial note payable related to the Company's fractional aircraft ownership interest.

We and substantially all of our subsidiaries are parties to the Third Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $130.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $75.0 million subject to Lender acceptance of the additional funding commitment. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in June 17, 2031.

Borrowings under the Credit Facility are classified as either "base rate loans" or "SOFR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or SOFR for a one month period as of such day, plus an applicable margin ranging from 0.25% to 0.75%; while SOFR loans accrued interest at SOFR, plus an applicable margin ranging from 1.25% to 1.75%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate, revenue equipment pledged under other financing agreements, including equipment installment notes and finance leases, and revenue equipment that we do not designate as being included in the borrowing base.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $130.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 87.5% of eligible accounts receivable, plus (ii) the least of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 100% of the net book value of eligible revenue equipment, (c) 60.0% of the Lenders' aggregate revolving commitments under the Credit Facility, or (d) $78.0 million.

We had $51.0 million borrowings outstanding under the Credit Facility as of June 30, 2026, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $59.1 million. As of June 30, 2026, there were $1.0 million base rate and $50.0 million of SOFR loans. Based on availability as of June 30, 2026 and 2025, there was no fixed charge coverage requirement.

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

Pricing for the equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  July 2026 to July 2032. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2026, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

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

The finance leases in effect at  June 30, 2026 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease obligations at June 30, 2026 and 2025 are as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Finance lease cost:
Amortization of right-of-use assets	$225	$218	$443	$437
Interest on lease liabilities	101	120	206	243
Operating lease cost	3,645	3,993	7,314	7,834
Variable lease cost	38	17	54	(68)
Short-term lease cost	1,850	1,473	4,149	2,679
Total lease cost	5,859	5,821	12,166	11,125

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	101	120	206	243
Operating cash flows from operating leases	3,084	3,026	6,139	6,046
Financing cash flows from finance leases	227	185	460	365
Right-of-use assets obtained in exchange for new finance lease liabilities	503	-	503	-
Right-of-use assets obtained in exchange for new operating lease liabilities	-	1,484	818	4,359
Weighted-average remaining lease term—finance leases (in years)	4.0	4.5
Weighted-average remaining lease term—operating leases (in years)	3.2	4.0
Weighted-average discount rate—finance leases	12.3%	12.8%
Weighted-average discount rate—operating leases	8.7%	8.9%

As of  June 30, 2026 and December 31, 2025, right-of-use assets of $30.3 million and $35.5 million for operating leases and $2.9 million and $2.8 million for finance leases, respectively. Finance leases are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communications and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of June 30, 2026, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2026 (1)	7,350	$665
2027	13,216	1,331
2028	7,046	1,050
2029	4,074	459
2030	2,602	333
Thereafter	2,100	321
Total minimum lease payments	$36,388	$4,159
Less: amount representing interest	(4,256)	(923)
Present value of minimum lease payments	$32,132	$3,236
Less: current portion	(12,646)	(978)
Lease obligations, long-term	$19,486	$2,258

(1) Excludes the six months ended June 30, 2026.

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  June 30, 2026, there were 1,537,726 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation reversal of less than $0.1 million and expense of $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and expense of $0.7 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.2 million for each of the three months ended June 30, 2026 and 2025, and $0.4 million for each of the six months ended June 30, 2026 and 2025. There were no unvested employee stock options or related stock compensation expense for the three or six months ended June 30, 2026 or 2025.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2026, certain participants elected to forfeit receipt of an aggregate of 143,946 shares of Class A common stock at a weighted average per share price of $20.23 based on the closing price of our Class A common stock on the dates the shares vested in 2026, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $2.9 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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

In 2025, a third-party trucking company hauling a load brokered by Covenant Transport Solutions, LLC, and using a trailer owned by Landair Leasing, Inc. was involved in an accident in Texas that resulted in five fatalities and injuries to at least one other person. There are several possible defendants in the case, facts are still being developed, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The Company has concluded that a loss is probable in the litigation in Texas courts, but given the preliminary nature of the proceedings, the Company cannot reasonably estimate a range of possible losses at this time in excess of the amount accrued for legal costs. As of June 30, 2026, the Company has recognized approximately $1.5 million of legal costs related to this matter, of which approximately $0.9 million has been paid and approximately $0.6 million has been accrued for estimated costs not yet paid. The Company has separately recognized insurance recovery assets of approximately $1.0 million, consisting of approximately $0.4 million for claim-related costs already paid by the Company in excess of its $0.5 million policy retention that are expected to be reimbursed by the insurer and approximately $0.6 million for accrued claim-related costs expected to be reimbursed by the insurer when those costs are paid or otherwise settled in the future. The Company has not recorded any other liability related to the accident. To the extent we or any of our subsidiaries is found to have liability related to the accident, and the damages awarded against the Company exceed the Company’s coverage limits, involve significant aggregate use of the Company’s self-insured retention amounts, or cause increases in the Company’s insurance premiums, the Company’s insurance and claims expense would be volatile and increase.  Any resulting increases in such expenses could have a materially adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

Other Commitments and Contingencies

We had $19.9 million of outstanding and undrawn letters of credit as of June 30, 2026 and December 31, 2025. The letters of credit are maintained primarily to support our insurance programs.

Note 10.	Equity Method Investment

We own a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL"), a tractor and trailer equipment leasing company and used equipment reseller. The activities that most significantly impact TEL’s economic performance include leasing strategy, equipment acquisition and disposition decisions, and pricing of lease arrangements, which are directed by the majority owners in accordance with TEL's operating agreement. There is no loss limitation on our 49.0% interest in TEL. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. There are no current put rights to purchase or sell with any owners. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. Similarly, we are generally restricted from transferring our interest in TEL, other than to certain permitted transferees, without their consent. There are no third-party liquidity arrangements, guarantees, and/or other commitments that may affect the fair value or risk of our interest in TEL.

As of June 30, 2026, we had a revenue equipment operating lease liability to TEL of $6.7 million with final maturities at various dates ranging from April 2029 to August 2029. No other transactions with TEL were material for the three or six months ended June 30, 2026 and 2025.

We have evaluated our interest in TEL under the variable interest entity model including consideration of whether we have (i) the power to direct the activities of TEL that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to TEL. We have determined that we are not the primary beneficiary of TEL because we do not have the power to direct the activities that most significantly impact TEL’s economic performance, which are directed by the majority owners in accordance with TEL's operating agreement. While we hold a significant equity interest in TEL, we do not have unilateral or controlling decision-making authority over significant activities. Accordingly, we do not consolidate TEL and have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2026 net income through June 30, 2026, or $9.0 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  June 30, 2026 and December 31, 2025 are as follows (in thousands):

Description:	Balance Sheet Line Item:	June 30, 2026	December 31, 2025
Accounts receivable from TEL	Driver advances and other receivables	$9	$13
Accounts payable to TEL	Accrued expenses	$231	$460
Investment in TEL	Other assets	$94,506	$85,512
Operating lease obligations	Current and long-term portion of operating lease obligations	$6,705	$7,800

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and our accounts payable to TEL primarily related to leased revenue equipment payment accruals.

Note 11.	Goodwill, Intangibles, and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $6.0 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  June 30, 2026 and  December 31, 2025 is as follows:

(in thousands)	June 30, 2026
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,795)	$1,707
Managed Freight	1,089	(936)	153
Warehousing	999	(885)	114
Total trade name	6,590	(4,616)	1,974	81
Non-compete agreement:
Dedicated	4,670	(3,697)	973
Managed Freight	630	(316)	314
Total non-compete agreement	5,300	(4,013)	1,287	15
Customer relationships:
Dedicated	71,374	(19,462)	51,912
Managed Freight	22,112	(4,400)	17,712
Warehousing	12,436	(8,291)	4,145
Total customer relationships:	105,922	(32,153)	73,769	130
Credentialing:
Expedited	32,000	(9,422)	22,578
Total credentialing	32,000	(9,422)	22,578	127
Total other intangible assets	$149,812	$(50,204)	$99,608	127

(in thousands)	December 31, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,689)	$1,813
Managed Freight	1,089	(927)	162
Warehousing	999	(885)	114
Total trade name	6,590	(4,501)	2,089	86
Non-compete agreement:
Dedicated	4,670	(3,113)	1,557
Managed Freight	630	(238)	392
Total non-compete agreement	5,300	(3,351)	1,949	15
Customer relationships:
Dedicated	71,374	(16,959)	54,415
Managed Freight	22,112	(3,264)	18,848
Warehousing	12,436	(7,772)	4,664
Total customer relationships:	105,922	(27,995)	77,927	131
Credentialing:
Expedited	32,000	(8,356)	23,644
Total credentialing	32,000	(8,356)	23,644	133
Total other intangible assets	$149,812	$(44,203)	$105,609	128

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2026⁽¹⁾	6,001
2027	11,191
2028	10,733
2029	10,705
2030	9,216
Thereafter	51,262

(1) Excludes the six months ended June 30, 2026.

The assignment of goodwill and intangible assets to our reportable segments was not complete as of June 30, 2026 due to the October 2025 Star Acquisition. The carrying amount of goodwill was $80.6 million at  June 30, 2026 and $80.5 million at  December 31, 2025. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in thousands)
	Expedited	Dedicated	Managed Freight	Warehousing	Total
Balance at December 31, 2025	$15,699	$21,877	$21,151	$21,750	$80,477
Post-acquisition goodwill adjustments	-	-	123	-	123
Balance at June 30, 2026	$15,699	$21,877	$21,274	$21,750	$80,600

At June 30, 2026, our insurance program involves self-insurance to certain risk retention levels. We accrue claims above our self-insured retention and record a corresponding receivable for the amounts we expect to collect from insurers upon settlement of such claims. We have $3.4 million and $14.6 million at June 30, 2026 and December 31, 2025, respectively, included in other long-term receivables and as a corresponding accrual in the long-term portion of insurance and claims accruals on our condensed consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will pay their portion of such claims.

Note 12.	Equity

Other Equity

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million during the twelve months ended December 31, 2025 with no such repurchases during the six months ended June 30, 2026.

Dividends

On  February 5, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  March 27, 2026, to stockholders of record on  March 6, 2026. On May 13, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  June 26, 2026, to stockholders of record on  June 5, 2026.

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

All goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

October 10, 2025
Accounts receivable	$10,316
Driver advances and other receivables	707
Inventory and supplies	16
Prepaid expenses	428
Other short-term assets	250
Net property and equipment	2,169
Other intangibles, net	15,050
Total identifiable assets acquired	28,936

Accounts payable	(10,004)
Accrued expenses	(2,235)
Current maturities of long-term debt	(240)
Current portion of operating lease obligations	(584)
Current portion of insurance and claims accrual	(258)
Long-term portion of operating lease obligations	(560)
Total liabilities assumed	(13,881)
Net identifiable assets acquired	15,055
Goodwill	12,157
Net assets acquired	$27,212

Since acquisition we recognized measurement period adjustments which increased goodwill recognized for LTST by $0.1 million as of June 30, 2026 primarily related to uncollectible accounts receivable. Goodwill and other intangible assets  may change upon the finalization of the valuation of the contingent consideration liability and intangible assets as part of the purchase accounting for the acquisition. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 11, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as information related to the identifiable intangible asset acquired.

Star’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Star occurred as of January 1, 2025:

(in thousands)
	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue	$332,873	$330,594	$640,034	$632,387
Net income	$8,535	$9,079	$12,955	$16,044
Basic net income per share	$0.34	$0.35	$0.52	$0.61
Diluted net income per share	$0.32	$0.33	$0.49	$0.58

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential defaults and results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, claims and litigation, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, insurance and claims accruals, and the impact of a recent Supreme Court decision discussed in Item 1A of Part II in this Form 10-Q, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," "improve," "remain," "strategy," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2025. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2025, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our second quarter earnings were $0.32 per diluted share, with constructive changes made on the revenue side of the business, but disappointing costs in the quarter. Our strategy remains to pursue durable margin improvement during the current freight market upcycle through committed contracts that phase in over the next several quarters and our goal is to have substantially all our asset-based business under long-term dedicated or other committed contracts by the end of this freight market upcycle.

Additional items of note for the second quarter of 2026 include the following:

●

Total revenue of $332.9 million, an increase of 9.9% compared with the second quarter of 2025, and freight revenue (which excludes revenue from fuel surcharges) of $294.7 million, an increase of 6.6% compared with the second quarter of 2025;

●	Operating income of $8.8 million, compared with $11.6 million in the second quarter of 2025;

●	Net income of $8.5 million, or $0.32 per diluted share, compared with $9.8 million, or $0.36 per diluted share, in the second quarter of 2025;

●	Our equity investment in TEL provided $5.3 million of pre-tax earnings in the second quarter of 2026 compared to $4.3 million in the second quarter of 2025;

●	We distributed a total of $1.8 million to stockholders through cash dividends;

●	Since December 31, 2025, total indebtedness, comprised of total debt and finance leases, net of cash, decreased by $6.6 million to $289.7 million, primarily due to fleet downsizing and selling excess equipment. With available borrowing capacity of $59.1 million under our Credit Facility at June 30, 2026 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Stockholders' equity at June 30, 2026, was $412.9 million; and

●	Tangible book value at June 30, 2026, was $232.7 million.

Outlook

We were pleased with the recent progress in our top-line results, despite incurring higher costs to serve our customers. Based on our growing pipeline of customer demand, we expect our fleet count to stabilize, our fleet percentage under dedicated and committed capacity contracts to grow, and our margins to expand gradually. Most of our Expedited and Dedicated fleets are under dedicated or similar committed capacity contracts, which will extend our renewal cycle compared with companies that operate largely in the uncommitted market. In the near term, approximately 40% of our Expedited fleet and 25% of our Dedicated fleet are operating under contracts that renew over the next 12 months, with many of these contracts being our least profitable. Additionally, we are intensely focused on reducing overhead and other controllable costs as a percentage of revenue. Despite our safety efforts, insurance and claims expense is expected to remain volatile due to high retention levels, the potential that we could be uninsured, underinsured, or experience claims that fall outside of our insurance coverage, the unpredictability of so-called nuclear verdicts in our industry, and the potential for higher costs and expansion of liability to Managed Freight operations after a recent Supreme Court decision, as discussed in Item 1A of Part II in this Form 10-Q. For the third quarter of 2026, we expect a modest sequential increase to earnings per share as anticipated operating margin improvement is partially offset by the absence of higher TEL equipment sales, lower income tax rate, and interest income that benefitted the second quarter.  In the longer term, we are confident in our ability to grow revenue and materially improve our Expedited and Dedicated reportable segments operating margin as we continue offering world-class service to our customers and proactively reallocate assets to operations that we believe will enhance margins and returns.

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

Operating Ratio

	Three Months Ended June 30,				Six Months Ended June 30,
GAAP Operating Ratio:	2026	OR %	2025	OR %	2026	OR %	2025	OR %
Total revenue	$332,873		$302,854		$640,034		$572,209
Total operating expenses	324,032	97.3%	291,291	96.2%	624,911	97.6%	553,019	96.6%
Operating income	$8,841		$11,563		$15,123		$19,190

Adjusted Operating Ratio:	2026	Adj. OR %	2025	Adj. OR %	2026	Adj. OR %	2025	Adj. OR %
Total revenue	$332,873		$302,854		$640,034		$572,209
Fuel surcharge revenue	(38,180)		(26,322)		(63,416)		(52,458)
Freight revenue (total revenue, excluding fuel surcharge)	294,693		276,532		576,618		519,751

Total operating income	8,841		11,563		15,123		19,190
Adjusted for:
Amortization of intangibles	3,000		2,746		6,000		5,117
Contingent consideration liability adjustment	328		710		656		1,420
Transaction costs	-		-		-		149
Adjusted operating income	$12,169	95.9%	$15,019	94.6%	$21,779	96.2%	$25,876	95.0%

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

Revenue Equipment

At June 30, 2026, we operated 2,202 tractors and 7,142 trailers. Of such tractors, 2,117 were owned, 15 were financed under finance or operating leases, and 70 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 6,405 were owned and 737 were held under finance or operating leases. At June 30, 2026, our fleet had an average tractor age of 2.2 years and an average trailer age of 6.1 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and six months ended June 30, 2026 TO three and six months ended June 30, 2025

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Freight revenue	$294,693	$276,532	$576,618	$519,751
Fuel surcharge revenue	38,180	26,322	63,416	52,458
Total revenue	$332,873	$302,854	$640,034	$572,209

The increase in total revenue for the three months ended June 30, 2026 compared to 2025 primarily resulted from a $22.0 million, $3.9 million, and $1.1 million increase in freight revenue for Managed Freight, Dedicated, and Warehousing, respectively, partially offset by a $9.5 million decrease in freight revenue for Expedited, as well as an $11.9 million increase in fuel surcharge revenue. The increase in total revenue for the six months ended June 30, 2026 compared to 2025 primarily resulted from a $55.9 million, $12.8 million, and $4.7 million increase in freight revenue for Managed Freight, Dedicated, and Warehousing, respectively, partially offset by a $17.8 million decrease in freight revenue for Expedited, as well as an $11.0 million increase in fuel surcharge revenue.

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

Salaries, wages, and related expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Salaries, wages, and related expenses	$110,134	$109,148	$219,402	$214,100
% of total revenue	33.1%	36.0%	34.3%	37.4%
% of freight revenue	37.4%	39.5%	38.0%	41.2%

Salaries, wages, and related expenses remained relatively even on a dollars basis for the three months ended June 30, 2026 compared to the same 2025 period and increased on a dollars basis for the six months ended June 30, 2026 compared to the same 2025 period primarily as a result of growth in our Dedicated and Warehousing reportable segments, pay increases since the prior period, and group health expenses, partially offset by a lower percentage of revenue from Expedited. As a percentage of freight revenue for the three and six months ended June 30, 2026, salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we incur driver pay for team-driven tractors, and a higher percentage of revenue from Managed Freight, where we don't incur driver pay.

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

Fuel expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fuel expense	$37,850	$27,989	$66,147	$56,157
% of total revenue	11.4%	9.2%	10.3%	9.8%
% of freight revenue	12.8%	10.1%	11.5%	10.8%

Total fuel expense for the three and six months ended June 30, 2026 increased on a dollars basis primarily due to higher fuel prices partially offset by a 15.9% and 12.1% decrease in total miles, respectively, compared to the 2025 periods. As a percentage of freight revenue for the three and six months ended June 30, 2026, total fuel expense increased as the foregoing factors partially offset a lower percentage of revenue from Expedited, where we incur fuel expense, and a higher percentage of revenue from Managed Freight, where we don't incur fuel expense.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Fuel prices as measured by the DOE were $1.43 per gallon, or 39.6%, higher for the quarter ended June 30, 2026 compared with the same quarter in 2025.

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

Net fuel expense is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total fuel surcharge	$38,180	$26,322	$63,416	$52,458
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,126	1,725	3,633	3,384
Company fuel surcharge revenue	$36,054	$24,597	$59,783	$49,074
Total fuel expense	$37,850	$27,989	$66,147	$56,157
Less: Company fuel surcharge revenue	36,054	24,597	59,783	49,074
Net fuel expense	$1,796	$3,392	$6,364	$7,083
% of freight revenue	0.6%	1.2%	1.1%	1.4%

For the periods presented, net fuel expense remained relatively even as a percentage of freight revenue.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors and auxiliary power units to improve our miles per gallon, partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs, and testing the latest technologies that reduce fuel consumption. Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives. These fluctuations could be greater given international conflicts impacting the price of fuel.

Operations and maintenance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operations and maintenance	$18,766	$17,066	$36,680	$32,816
% of total revenue	5.6%	5.6%	5.7%	5.7%
% of freight revenue	6.4%	6.2%	6.4%	6.3%

The increase in operations and maintenance for the three and six months ended June 30, 2026 was primarily the result of the increased average age of tractors, high demands on equipment as we grow our fleet in niche service areas, and increased recruiting costs.

Going forward, we believe this category will fluctuate based on several factors, including the condition of the driver market and our ability to hire and retain drivers, the average age of our tractor fleet, accident severity and frequency, weather, the reliability of new and untested revenue equipment models, our mix of specialty and commoditized freight, wage and parts inflation, and any disruption of the supply chain. Our operations and maintenance expenses for the three and six months ended June 30, 2026 were at an elevated level, which we do not expect to continue going forward.

Revenue equipment rentals and purchased transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue equipment rentals and purchased transportation	$98,724	$76,791	$187,942	$133,596
% of total revenue	29.7%	25.4%	29.4%	23.3%
% of freight revenue	33.5%	27.8%	32.6%	25.7%

The increases in revenue equipment rentals and purchased transportation for the three and six months ended June 30, 2026 were primarily the result of the 2025 Star Acquisition and heightened costs associated with securing capacity within the Managed Freight reportable segment. Additionally, total miles run by independent contractors decreased from 7.1% and 7.0% for the three and six months ended June 30, 2025, to 6.0% and 6.4% for the same 2026 periods, respectively.

We expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third-party providers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third-party providers and independent contractors will affect this expense category. As industry-wide trucking capacity tightens in relation to freight demand, we have needed to increase the amounts we pay to third-party transportation providers and independent contractors, which increased this expense category on an absolute basis and as a percentage of freight revenue due to heightened costs outpacing our ability to capture contractual rate increases with certain of our customers. This trend may continue if capacity tightens further and we are unable to capture contractual rate increases to cover the heightened costs. If we were to recruit more independent contractors, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating taxes and licenses	$3,026	$3,436	$6,015	$7,022
% of total revenue	0.9%	1.1%	0.9%	1.2%
% of freight revenue	1.0%	1.2%	1.0%	1.4%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Insurance and claims	$18,138	$17,307	$30,784	$32,590
% of total revenue	5.4%	5.7%	4.8%	5.7%
% of freight revenue	6.2%	6.3%	5.3%	6.3%

On a cents per mile basis, insurance and claims increased to 31.3 cents per mile and 26.3 cents per mile for the three and six months ended June 30, 2026, respectively, compared to 25.1 cents per mile and 24.5 for the 2025 periods, respectively, primarily due to decreased miles compared to the same 2025 periods and increased settlements in the three months ended June 30, 2026, partially offset by reduced insurance and claims expense during the six months ended June 30, 2026. Miles decreased primarily due to reducing our Expedited fleet as well as weather in 2026.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. As of June 30, 2026, there were no outstanding claims in this layer. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a materially adverse effect on our business, results of operations, financial condition, or liquidity.

We expect insurance and claims expense to continue to be volatile over the long-term. The May 2026 United States Supreme Court decision that the Federal Aviation Administration Authorization Act does not preempt state law liability claims against freight brokers could lead to additional volatility in our insurance and claims expense, as discussed in Item 1A of Part II in this Form 10-Q. To the extent damages awarded against us for any claims exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, are uninsured, or cause increases in our insurance premiums, our insurance and claims expense would be volatile and increase. Any resulting increases in such expenses could have a materially adverse effect on our business, results of operations, financial condition, or liquidity. For additional details regarding our claims accruals, see Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements.

Communications and utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Communications and utilities	$1,877	$1,481	$3,911	$2,949
% of total revenue	0.6%	0.5%	0.6%	0.5%
% of freight revenue	0.6%	0.5%	0.7%	0.6%

For the periods presented, the change in communications and utilities were insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General supplies and expenses	$12,399	$14,657	$26,598	$28,252
% of total revenue	3.7%	4.8%	4.2%	4.9%
% of freight revenue	4.2%	5.3%	4.6%	5.4%

For the three and six months ended June 30, 2026, general supplies and expenses decreased as a result of the $0.7 million and $0.3 million decreases in the fair value of the contingent consideration recognized during the 2026 periods, respectively, compared to increases of $0.7 and $1.4 million recognized during the same 2025 periods, partially offset by increased technology costs during the 2026 periods.

Depreciation and amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation and amortization	$22,819	$23,121	$46,795	$44,916
% of total revenue	6.9%	7.6%	7.3%	7.8%
% of freight revenue	7.7%	8.4%	8.1%	8.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense decreased $0.6 million to $19.8 million for the three months ended June 30, 2026 and increased $1.0 million to $40.8 million for the six months ended June 30, 2026, compared to $20.3 million and $39.8 million in the same 2025 periods. Amortization of intangible assets was $3.0 million and $6.0 million for the three and six months ended June 30, 2026 compared to $2.8 million and $5.1 million for the same 2025 periods. The increase for the three and six months ended June 30, 2026 is due to the amortization of the intangible asset related to the Star Acquisition.

We expect depreciation and amortization to increase on a per unit basis going forward as the cost of new equipment increases. Additionally, changes in the used tractor market have caused us to adjust residual values and increase depreciation, and further adjustments may be necessary in the future. These changes may also cause us to hold assets longer than planned, or experience increased losses on sale. If we were to grow our Expedited or Dedicated reportable segments we may face additional increases in depreciation and amortization.

Loss on disposition of property and equipment, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss on disposition of property and equipment, net	$299	$295	$637	$621
% of total revenue	0.1%	0.1%	0.1%	0.1%
% of freight revenue	0.1%	0.1%	0.1%	0.1%

For the periods presented, the change in loss on disposition of property and equipment, net was insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense, net	$2,981	$2,470	$6,867	$5,327
% of total revenue	0.9%	0.8%	1.1%	0.9%
% of freight revenue	1.0%	0.9%	1.2%	1.0%

For the periods presented, the change in interest expense, net was insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income from equity method investment	$5,265	$4,268	$8,952	$8,044

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three and six months ended June 30, 2026 was insignificant for the periods presented. For the remainder of 2026, we expect TEL's earnings to remain relatively similar to those of the current period. However, due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income tax expense	$2,590	$3,521	$4,253	$5,504
% of total revenue	0.8%	1.2%	0.7%	1.0%
% of freight revenue	0.9%	1.3%	0.7%	1.1%

The decreases in income tax expense for the three and six months ended June 30, 2026 were the result of a $2.2 million and $4.7 million decrease in pre-tax income, respectively, compared to the same 2025 periods. The changes in pre-tax income resulted from the aforementioned changes in operating income.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and six months ended June 30, 2026 TO three and six months ended June 30, 2025

The following table summarizes revenue and segment operating income data by reportable segment:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Expedited	$93,420	$97,300	$178,091	$191,993
Dedicated	112,366	102,277	215,789	195,886
Managed Freight	99,542	77,550	190,273	134,400
Warehousing	26,878	25,727	54,585	49,930
Other	667	-	1,296	-
Total revenues	$332,873	$302,854	$640,034	$572,209

Segment Operating Income(1):
Expedited	$8,386	$7,466	$11,207	$13,056
Dedicated	7,778	6,213	13,365	8,260
Managed Freight	1,739	4,462	5,442	8,002
Warehousing	1,574	1,916	3,352	3,760

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

The decrease in Expedited revenue for the three months ended June 30, 2026 relates to a decrease of 17.0% in average total tractors compared to the 2025 quarter partially offset by a $5.6 million increase in fuel surcharge revenue. Average freight revenue per tractor per week increased 6.8% a result of a 25.0 cents per mile (or 11.8%) increase in average rate per total mile partially offset by a 4.2% decrease in average miles per unit compared to the 2025 quarter. Expedited team-driven tractors averaged 659 and 806 tractors in the second quarter of 2026 and 2025, respectively.

For the six months ended June 30, 2026 the decrease in Expedited revenue relates to a decrease of 13.8% in average total tractors compared to the 2025 period partially offset by a $3.9 million increase in fuel surcharge revenue. Average freight revenue per tractor per week increased 3.3% compared to the 2025 period as a result of a 16.0 cents per mile (or 7.5%) increase in average rate per total mile partially offset by a 3.8% decrease in average miles per unit as compared to the 2025 period. Expedited team-driven tractors averaged 683 and 801 tractors in the six months ended June 30, 2026 and 2025, respectively.

The increase in Dedicated revenue for the three months ended June 30, 2026 relates to an increase in average freight revenue per tractor per week of 8.6% partially offset by a 61, or 3.9%, average tractor decrease compared to the 2025 quarter. The increase in average freight revenue per tractor per week was the result of a 47.0 cents per mile (or 15.4%) increase in average rate per total mile partially offset by a 6.1% decrease in average miles per unit compared to the 2025 quarter.

For the six months ended June 30, 2026 the increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week of 8.5%, partially offset by a 15, or 1.0%, average tractor decrease compared to the 2025 period. The increase in average freight revenue per tractor per week was the result of a 41.0 cents per mile (or 13.3%) increase in average rate per total mile partially offset by a 4.4% decrease in average miles per unit compared to the 2025 period.

For the three and six months ended June 30, 2026, Managed Freight total revenue increased compared to the 2025 periods primarily as a result of the fourth quarter 2025 Star Acquisition, with the second quarter of 2026 total revenue partially offset by the benefit of a surge contract during the second quarter of 2025 that was later discontinued.

For the three and six months ended June 30, 2026, Warehousing total revenue increased $1.1 million and $4.7 million compared to the 2025 periods primarily due to onboarding a significant customer in the fourth quarter of 2025.

The increase in Expedited segment operating income for the three months ended June 30, 2026 was primarily the result of a decrease in Expedited segment operating expenses partially offset by the aforementioned decrease in revenue. For the six months ended June 30, 2026 the decrease in Expedited segment operating income was primarily the result of the aforementioned decrease in revenue, partially offset by a decrease in Expedited segment operating expenses. The decrease in Expedited segment operating expenses for the three and six months ended June 30, 2026 was primarily the result of decreases in salaries, wages, and benefits for our professional drivers, operations and maintenance, and purchased transportation as compared to the same 2025 periods as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. Going forward, our focus in Expedited will be on improving margins through rate increases, exiting less profitable business, and adding more profitable business.

The increase in Dedicated segment operating income for the three and six months ended June 30, 2026 was primarily the result of aforementioned increase in revenue, partially offset by an increase in Dedicated segment operating expenses. The increase in Dedicated segment operating expenses for the three and six months ended June 30, 2026, was primarily the result of increased salaries, wages, and benefits for our professional drivers, fuel expenses, and operations and maintenance costs since the 2025 periods as a result of productivity from our agricultural protein related fleet which was negatively impacted by avian influenza during the prior year periods as well as exiting non-specialized dedicated business that was below our preferred profitability thresholds. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The decrease in segment operating income for Managed Freight for the three and six months ended June 30, 2026 was primarily the result of an increase in Managed Freight segment operating expenses partially offset by the aforementioned increase in Managed Freight revenue. The increase in Managed Freight segment operating expenses for the three and six months ended June 30, 2026 was primarily the result of the increases in revenue driving increases in variable expenses, primarily purchased transportation as well as heightened costs associated with securing capacity currently outpacing our ability to capture contractual rate increases with certain of our customers. Going forward, we seek to grow Managed Freight with profitable revenue from new customers from organic initiatives and the Star Acquisition, working closely with our asset-based segments to capitalize on overflow opportunities when available, and optimizing costs to yield longer-term margin goals in the mid-single digits, which would generate an acceptable return on capital given the asset light nature of the business.

The decrease in segment operating income for Warehousing for the three and six months ended June 30, 2026 is primarily due to startup-related costs and inefficiencies for a significant customer onboarded during the fourth quarter of 2025 that more than offset the aforementioned increase in revenue. Going forward, as activities within this startup normalize, our goal is to have operating income margins in the high-single digit range through a combination of rate increases and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $26.6 million and $22.8 million at June 30, 2026 and December 31, 2025, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.2 years at June 30, 2026, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of June 30, 2026 and December 31, 2025 we had $324.4 million and $338.7 million in debt and lease obligations, respectively, consisting of the following:

●	$51.0 million and $30.0 million outstanding borrowings under the Credit Facility;

●	$222.3 million and $251.7 million in equipment installment notes, respectively;

●	$15.8 million and $16.3 million in real estate notes, respectively;

●	$3.2 million and $3.2 million of the principal portion of financing lease obligations, respectively; and

●	$32.1 million and $37.5 million of the operating lease obligations, respectively.

The decrease in equipment installment notes is primarily due to fleet downsizing and selling excess equipment. The decrease in operating lease obligations is primarily the result of scheduled amortization.

As of June 30, 2026, we had $51.0 million borrowings outstanding, undrawn letters of credit outstanding of approximately $19.9 million, and available borrowing capacity of $59.1 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the nature and timing of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the six months ended June 30, 2026 totaled $0.2 million of expenditures, as compared to $52.8 million of expenditures for the six months ended June 30, 2025. During the six months ended June 30, 2026, we took delivery of approximately 181 new tractors and 116 new trailers, while disposing of approximately 573 used tractors and 113 used trailers. Net losses on disposal of equipment and real estate in the six months ended June 30, 2026 and 2025 were $0.6 million for each period. Our current fleet plan for the balance of 2026 ranges from $50.0 million to $60.0 million, which is a significant reduction compared to 2025. Our expected capital expenditures are subject to change based on growth opportunities in our Dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment. Given the mix change between our high mileage Expedited fleet and lower mileage Dedicated fleets, going forward, we anticipate the average age of our equipment to range from 25 to 28 months.

We distributed a total of $3.5 million to stockholders in the first six months of 2026 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $18.1 million for the six months ended June 30, 2026, compared to $46.7 million for the same 2025 period. Changes in operating assets and liabilities used $35.5 million and $7.7 million during the six months ended June 30, 2026 and 2025, respectively, and net income decreased to $13.0 million for the six months ended June 30, 2026, compared to $16.4 million for the same 2025 period. These increases in cash used during the 2026 period were partially offset by higher non-cash expenses such as deferred income tax expense and depreciation and amortization.

Net cash flows used by investing activities were $0.8 million for the six months ended June 30, 2026, compared to $53.5 million used in the same 2025 period. The decrease in net cash flows used by investing activities was primarily due to disposing of a large amount of unproductive used revenue equipment and buying very little new equipment, whereby we took delivery of approximately 181 new tractors and 116 new trailers, while disposing of approximately 573 used tractors and 113 used trailers during the 2026 period compared to delivery of 385 new tractors and 425 new trailers, while disposing of approximately 193 used tractors and 242 used trailers in the same 2025 period.

Net cash flows used by financing activities were $19.7 million for the six months ended June 30, 2026, compared to $28.7 million used in the same 2025 period. The decrease in net cash used by financing activities was primarily attributable to the absence of common stock repurchases during the 2026 period compared to $35.6 million of net common stock repurchases (inclusive of excise tax) in the 2025 period. This decrease in net cash usage was partially offset by net repayments relating to our notes payable and our Credit Facility of $9.0 million in the 2026 period compared to net borrowings of $14.0 million in the 2025 period.

Net cash flows provided by operating activities included contingent consideration payments related to the LTST acquisition of $8.3 million and $8.0 million during the 2026 and 2025 periods, respectively. Net cash flows used by financing activities included contingent consideration payments of $4.2 million related to the LTST acquisition and $0.6 million related to the Asset Acquisition during 2026, compared to contingent consideration payments of $4.5 million related to the LTST acquisition during 2025.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. There were no shares repurchased during six months ended June 30, 2026 and approximately 1.6 million shares of our class A common stock for $35.2 million (excluding excise tax) repurchased during the six months ended June 30, 2025 and the year ended December 31 2025.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and six months ended June 30, 2026, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2025.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2025, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled "Litigation may adversely affect our business, financial condition, and results of operations" from our Form 10-K for the year ended December 31, 2025, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2025. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

In the Montgomery v. Caribe Transport II, LLC case, decided in May 2026, the United States Supreme Court (the "Supreme Court") determined that the Federal Aviation Administration Authorization Act does not preempt state law liability claims against freight brokers. As a result of the Supreme Court decision, freight brokers, including certain of our subsidiaries, can be held liable if proven to be negligent or otherwise culpable in connection with selecting or interacting with a motor carrier it selects that injures a plaintiff in a motor vehicle accident. Because the law varies from state-to-state, we may experience  inconsistent outcomes depending on where a claim is filed. If we are found liable for the acts or omissions of third‑party providers, we could be subject to significant damages, increased insurance and claims costs, volatility in our results,  and other adverse impacts that could be materially adverse to our business, financial condition, and results of operations. For additional clarification, see Note 9, "Commitments and Contingencies" of our condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2026, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $3.5 million to stockholders in the first six months of 2026 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 20, 2026, M. Paul Bunn, our President, terminated a previously disclosed Rule 10b5-1 trading plan that was adopted on February 20, 2026 and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant the plan up to 458,227 shares of our Class A common stock could be sold (including 416,380 shares of our Class A common stock underlying exercisable options). No shares were sold under the plan prior to its termination.

On May 29, 2026, M. Paul Bunn, our President, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 396,380 shares of our Class A common stock underlying exercisable options may be sold. The plan will terminate on November 15, 2028, subject to early termination for certain specified events set forth in the plan.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Fourth Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Fourth Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#	Twenty-First Amendment to Third Amended and Restated Credit Agreement, dated as of June 17, 2026, among Covenant Logistics Group, Inc., Covenant Transport, LLC, CTG Leasing Company, Covenant Asset Management, LLC, Covenant Transport Solutions, LLC, Star Logistics Solutions, LLC, Covenant Logistics Holdings, Inc., Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, LLC, Landair Logistics, LLC, Landair Leasing, Inc., AAT Carriers, Inc., Lew Thompson & Son Trucking, LLC, Lew Thompson & Son Dedicated Leasing, LLC, Josh Thompson Trucking, LLC, Lew Thompson & Son Leasing, LLC, Sims Transport Services, LLC, and Bank of America, N.A.
10.2	#*	Form of Performance Restricted Stock Unit Award
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q (File No. 001-42192), filed August 7, 2025.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: August 7, 2026	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer