Form 10-Q
period 2026-09-30
COVENANT LOGISTICS GROUP, INC.
filed 2026-11-06
CIK 928658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 4, 2026).

Class A Common Stock, $.01 par value: 20,699,778 shares

Class B Common Stock, $.01 par value: 4,700,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,736	$4,946
Accounts receivable and contract assets, net of allowance of $2,593 in 2026 and $2,780 in 2025	191,714	151,803
Drivers' advances and other receivables, net of allowance of $577 in 2026 and $584 in 2025	5,992	10,214
Inventory and supplies	7,166	6,342
Prepaid expenses	23,898	21,658
Assets held for sale	170	26,070
Income taxes receivable	10,211	11,548
Other short-term assets	230	240
Total current assets	243,117	232,821

Property and equipment, at cost	719,232	718,204
Less: accumulated depreciation and amortization	(255,874)	(241,033)
Net property and equipment	463,358	477,171

Goodwill	81,066	80,477
Other intangibles, net	96,608	105,609
Operating lease right-of-use assets	27,357	35,513
Other receivables	3,575	16,531
Other assets, net	108,556	97,426
Total assets	$1,023,637	$1,045,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,655	$45,479
Accrued expenses	66,598	62,010
Current maturities of long-term debt	68,124	64,005
Current portion of finance lease obligations	1,254	840
Current portion of operating lease obligations	12,498	12,182
Current portion of insurance and claims accrual	22,293	25,462
Total current liabilities	211,422	209,978

Long-term debt, less current portion	216,473	234,046
Long-term portion of finance lease obligations, less current portion	1,811	2,353
Long-term portion of operating lease obligations, less current portion	16,566	25,272
Insurance and claims accrual, less current portion	21,092	36,361
Deferred income taxes, net	125,424	119,725
Other long-term liabilities	8,590	13,817
Total liabilities	601,378	641,552
Stockholders' equity:
Class A common stock, $.01 par value; 40,000,000 shares authorized; 21,855,878 shares issued and 20,699,778 outstanding as of September 30, 2026; and 21,855,878 shares issued and 20,370,361 outstanding as of December 31, 2025	219	219
Class B common stock, $.01 par value; 5,000,000 shares authorized; 4,700,000 shares issued and outstanding	47	47
Additional paid-in-capital	153,721	159,492
Treasury stock at cost; 1,156,100 and 1,485,517 shares as of September 30, 2026 and December 31, 2025, respectively	(29,351)	(34,584)
Accumulated other comprehensive income	1,060	612
Retained earnings	296,563	278,210
Total stockholders' equity	422,259	403,996
Total liabilities and stockholders' equity	$1,023,637	$1,045,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2026 and 2025

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
Revenues
Freight revenue	$315,050	$268,840	$891,668	$788,591
Fuel surcharge revenue	38,844	28,049	102,260	80,507
Total revenue	$353,894	$296,889	$993,928	$869,098

Operating expenses:
Salaries, wages, and related expenses	$115,501	$109,745	$334,903	$323,845
Fuel expense	38,259	29,506	104,406	85,663
Operations and maintenance	20,235	19,352	56,915	52,168
Revenue equipment rentals and purchased transportation	113,412	72,908	301,354	206,504
Operating taxes and licenses	3,089	3,304	9,104	10,326
Insurance and claims	9,791	14,179	40,575	46,769
Communications and utilities	2,152	1,631	6,063	4,580
General supplies and expenses	16,448	15,872	43,046	44,124
Depreciation and amortization	23,458	22,953	70,253	67,869
(Gain) loss on disposition of property and equipment, net	(945)	(487)	(308)	134
Total operating expenses	341,400	288,963	966,311	841,982
Operating income	12,494	7,926	27,617	27,116
Interest expense, net	3,854	3,468	10,721	8,795
Income from equity method investment	(5,650)	(3,578)	(14,602)	(11,622)
Income before income taxes	14,290	8,036	31,498	29,943
Income tax expense	3,586	1,772	7,839	7,276
Income from continuing operations, net of tax	10,704	6,264	23,659	22,667
Income from discontinued operations, net of tax	-	2,829	-	2,829
Net income	$10,704	$9,093	$23,659	$25,496

Basic income per share:
Income from continuing operations	$0.42	$0.25	$0.94	$0.88
Income from discontinued operations	-	0.11	-	0.11
Net income per share	$0.42	$0.36	$0.94	$0.99
Diluted income per share:
Income from continuing operations	$0.40	$0.24	$0.89	$0.83
Income from discontinued operations	-	0.11	-	0.10
Net income per share	$0.40	$0.35	$0.89	$0.94
Basic weighted average shares outstanding	25,383	25,030	25,229	25,872
Diluted weighted average shares outstanding	26,603	26,301	26,559	27,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three and nine months ended September 30, 2026 and 2025

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$10,704	$9,093	$23,659	$25,496
Other comprehensive income:
Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of ($123) and ($194) in 2026 and ($1) and $88 in 2025, respectively	351	4	554	(253)
Reclassification of cash flow hedge gains into statement of operations, net of tax of $12 and $37 in 2026 and $20 and $62 in 2025, respectively	(35)	(58)	(106)	(178)
Total other comprehensive gain (loss)⁽¹⁾	316	(54)	448	(431)
Comprehensive income	$11,020	$9,039	$24,107	$25,065

(1)	It is the Company’s policy to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2026 and 2025

(Unaudited and in thousands)

	For the Three Months Ended September 30, 2026
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2025	$219	$47	$159,492	$(34,584)	$612	$278,210	$403,996
Net income	-	-	-	-	-	4,420	4,420
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,756)	(1,756)
Other comprehensive loss	-	-	-	-	37	-	37
Stock-based employee compensation expense	-	-	934	-	-	-	934
Exercise of stock options	-	-	(169)	269	-	-	100
Issuance of restricted shares, net of shares withheld	-	-	(282)	156	-	-	(126)
Balances at March 31, 2026	$219	$47	$159,975	$(34,159)	$649	$280,874	$407,605
Net income	-	-	-	-	-	8,535	8,535
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,773)	(1,773)
Other comprehensive loss	-	-	-	-	95	-	95
Stock-based employee compensation expense	-	-	228	-	-	-	228
Exercise of stock options	-	-	(4,464)	2,923	-	-	(1,541)
Issuance of restricted shares, net of shares withheld	-	-	(1,273)	998	-	-	(275)
Balances at June 30, 2026	$219	$47	$154,466	$(30,238)	$744	$287,636	$412,874
Net income	-	-	-	-	-	10,704	10,704
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,777)	(1,777)
Other comprehensive income	-	-	-	-	316	-	316
Stock-based employee compensation expense	-	-	632	-	-	-	632
Exercise of stock options	-	-	(391)	604	-	-	213
Issuance of restricted shares, net of shares withheld	-	-	(986)	283	-	-	(703)
Balances at September 30, 2026	$219	$47	$153,721	$(29,351)	$1,060	$296,563	$422,259

	For the Three Months Ended September 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity
Balances at December 31, 2024	$218	$47	$158,907	$-	$1,035	$278,133	$438,340
Net income	-	-	-	-	-	6,563	6,563
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,858)	(1,858)
Other comprehensive income	-	-	-	-	(253)	-	(253)
Exercise of stock options	1	-	399	-	-	-	400
Stock-based employee compensation expense	-	-	1,011	-	-	-	1,011
Issuance of restricted shares, net of shares withheld	-	-	(559)	-	-	-	(559)
Balances at March 31, 2025	$219	$47	$159,758	$-	$782	$282,838	$443,644
Net income	-	-	-	-	-	9,840	9,840
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,797)	(1,797)
Share repurchase	-	-	-	(35,561)	-	-	(35,561)
Other comprehensive income	-	-	-	-	(124)	-	(124)
Stock-based employee compensation expense	-	-	920	-	-	-	920
Issuance of restricted shares, net of shares withheld	-	-	(865)	817	-	-	(48)
Balances at June 30, 2025	$219	$47	$159,813	$(34,744)	$658	$290,881	$416,874
Net income	-	-	-	-	-	9,093	9,093
Cash dividend ($0.07 per common share)	-	-	-	-	-	(1,753)	(1,753)
Other comprehensive income	-	-	-	-	(54)	-	(54)
Share repurchase	-	-	-	(1,017)	-	-	(1,017)
Stock-based employee compensation expense	-	-	1,065	-	-	-	1,065
Issuance of restricted shares, net of shares withheld	-	-	(1,206)	714	-	-	(492)
Balances at September 30, 2025	$219	$47	$159,672	$(35,047)	$604	$298,221	$423,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT LOGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$23,659	$25,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(693)	-
Reversal of gain on sales to equity method investee	(51)	(2)
Depreciation and amortization	70,253	67,869
Deferred income tax benefit	7,688	5,253
Income tax expense arising from restricted share vesting and stock options exercised	(2,146)	(322)
Stock-based compensation expense	1,794	2,996
Income from equity method investment	(14,602)	(11,622)
Return on investment from equity method investee	3,675	5,145
Gain on disposition of property and equipment	(308)	(3,039)
Changes in operating assets and liabilities:
Receivables and advances	(35,887)	(11,453)
Prepaid expenses and other assets	(1,309)	(1,659)
Inventory and supplies	(824)	(497)
Insurance and claims accrual	(3,817)	3,705
Accounts payable and accrued expenses	(2,576)	6,231
Net cash flows provided by operating activities	44,856	88,101

Cash flows from investing activities:
Other investments	(495)	(788)
Purchase of property and equipment	(79,046)	(119,044)
Proceeds from disposition of property and equipment	60,446	30,651
Net cash flows used by investing activities	(19,095)	(89,181)

Cash flows from financing activities:
Cash dividend	(5,306)	(5,408)
Proceeds from notes payable	59,206	86,174
Repayments of notes payable	(77,757)	(69,835)
Repayments of finance lease obligations	(708)	(555)
Proceeds under revolving credit facility	148,227	75,214
Repayments under revolving credit facility	(143,166)	(75,214)
Payment of contingent consideration liability	(5,137)	(4,951)
Proceeds from exercise of stock options	750	399
Payment of minimum tax withholdings on stock compensation	(3,080)	(1,099)
Common stock repurchased	-	(36,578)
Net cash flows used by financing activities	(26,971)	(31,853)

Net change in cash and cash equivalents	(1,210)	(32,933)

Cash and cash equivalents at beginning of period	4,946	35,619
Cash and cash equivalents at end of period	$3,736	$2,686

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	9,864	8,648
Income taxes	957	5,503
Non-cash transactions during the year for:
Equipment acquired under operating leases	818	4,991
Non-cash capital asset acquisitions	580	-
Non-cash debt reduction	(36)	(600)
Insurance and claims accruals	(14,621)	18,724

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore, operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025.

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Expedited and Dedicated reportable segments are recognized proportionally as the transportation service is performed based on the percentage of miles completed as of the period end. Revenue is recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised service. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, lease revenue and other accessorial services.

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

Contract assets for estimated revenue of in-process services were $1.5 million and $0.7 million at September 30, 2026 and December 31, 2025, respectively, compared with $1.1 million and $0.7 million at September 30, 2025 and December 31, 2024, respectively. Contract assets result from revenue recognized as services are performed before the Company's right to consideration becomes unconditional. These contract assets are included in the accounts receivable line item of our condensed consolidated balance sheet. The Company’s contracts with customers generally have original expected durations of less than one year. Accordingly, the Company has elected the practical expedient to not disclose information about remaining unsatisfied performance obligations.

Accounts receivable, net were $191.7 million and $151.8 million at September 30, 2026 and December 31, 2025, respectively, compared to $150.4 million and $141.6 million at September 30, 2025 and December 31, 2024, respectively.  Drivers' advances and other receivables, net were $6.0 million and $10.2 million at September 30, 2026 and December 31, 2025, respectively, compared with $4.8 million and $4.0 million at September 30, 2025 and December 31, 2024, respectively.

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

Company-Owned Life Insurance

The Company maintains corporate-owned life insurance policies that are held in a rabbi trust to fund its nonqualified deferred compensation plan. The policies are carried at the amounts that could be realized under the insurance contracts as of the balance sheet date, which represent the cash surrender values provided by the insurance carriers. The carrying values of the policies were $5.5 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other assets, net in the condensed consolidated balance sheets.

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

The following table sets forth, for the periods indicated, the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Income from continuing operations	$10,704	$6,264	$23,659	$22,667
Income from discontinued operations	-	2,829	-	2,829
Net income	$10,704	$9,093	$23,659	$25,496
Denominator:
Denominator for basic income per share – weighted-average shares	25,383	25,030	25,229	25,872
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	74	120	105	137
Equivalent shares issuable upon conversion of vested employee stock options	1,146	1,151	1,225	1,147
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	26,603	26,301	26,559	27,156

Net income per share:
Income from continuing operations	$0.42	$0.25	$0.94	$0.88
Income from discontinued operations	-	0.11	-	0.11
Basic income per share	$0.42	$0.36	$0.94	$0.99
Diluted income per share: (1)
Income from continuing operations	$0.40	$0.24	$0.89	$0.83
Income from discontinued operations	-	0.11	-	0.10
Diluted income per share	$0.40	$0.35	$0.89	$0.94

There were no unvested restricted shares and no vested or unvested employee stock options excluded from the calculation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2026 and 2025.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
	September 30, 2026	December 31, 2025	Input Level
Interest rate swaps	1,430	826	2
Contingent consideration	(9,001)	(22,489)	3

There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2026 or for the year ended  December 31, 2025.

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of equipment installment notes. The fair value of our equipment installment notes approximated the carrying value as of  September 30, 2026, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates on variable-rate debt. The interest rate swaps are designated as cash flow hedges and changes in the fair value of the swaps are recognized in accumulated other comprehensive income and reclassified into earnings as the hedged interest payments affect earnings. At September 30, 2026, the swaps had an aggregate notional amount of $15.3 million and a fair value asset of $1.4 million, of which $0.2 million is included in the other short-term assets and $1.2 million is included in other assets, net line items of the condensed consolidated balance sheet. At December 31, 2025, the swaps had an aggregate notional amount of $16.3 million and a fair value asset of $0.8 million, of which $0.2 million is included in the other short-term assets and $0.6 million is included in other assets, net line items of the condensed consolidated balance sheet. During the three and nine months ended September 30, 2026, amounts reclassified from accumulated other comprehensive income into interest expense, net were gains of less than $0.1 million and $0.1 million, respectively compared with $0.1 million and $0.2 million during the three and nine months ended September 30, 2025 respectively.

Contingent consideration arrangements require us to pay up to $30.0 million of additional consideration to Lew Thompson & Son Trucking, LLC's ("LTST's") former owners based on LTST's results during the first three calendar years following closing, up to $12.0 million of additional consideration to Sims Transport Services, LLC's ("Sims") former owners based on Sims' results during the first four calendar years following closing, and up to $5.0 million of additional consideration to the seller of the assets of a small, multi-stop distribution carrier we acquired in February 2025 (the "Asset Acquisition"). Additionally, the acquisition of assets that are now operating as Star (the "Star Acquisition") requires us to pay additional consideration to the sellers as described in Note 13 "Acquisition of Assets of Brokerage Business Operating as Star Logistics Solutions".

The fair value of the contingent consideration is adjusted at each reporting period based on changes to the expected cash flows and related assumptions.

The following table provides a summary (in thousands) of the contingent consideration payments made during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
LTST	$-	$-	$12,500	$12,500
Asset Acquisition	326	369	972	420
Total contingent consideration payments	$326	$369	$13,472	$12,920

Of the $13.5 million paid for the contingent consideration liability during 2026, $5.1 million is classified as financing cash flows within the condensed consolidated statements of cash flows and $8.4 million is classified as operating cash flows within the condensed consolidated statements of cash flows. Of the $12.9 million paid for the contingent consideration liability during 2025, $5.0 million is classified as financing cash flows and $7.9 million is classified as operating cash flows within the condensed consolidated statements of cash flows.

The following table provides a summary (in thousands) of the changes in the fair value of the contingent consideration during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
LTST	$328	$710	$984	$2,130
Sims	-	-	(1,000)	-
Asset Acquisition	-	-	-	5,000
Net change in fair value of contingent consideration	$328	$710	$(16)	$7,130

The adjustment to the fair value of the contingent consideration liability was recorded as a component of general supplies and expenses within the condensed consolidated statements of operations. Of the $9.0 million and $22.5 million contingent consideration liability reported at September 30, 2026 and December 31, 2025, respectively, $5.4 million and $13.2 million are included in accounts payable, respectively, and $3.6 million and $9.3 million are included other long-term liabilities, respectively, in our condensed consolidated balance sheets.

The following table provides a summary (in thousands) of the activity for the contingent consideration liability for 2026:

	December 31, 2025	Additions	Adjustments to fair market value	Payments	September 30, 2026
Contingent consideration	$(22,489)	$-	$16	$13,472	$(9,001)

Note 4.	Segment Information

We have four reportable segments:

●	Expedited: The Expedited reportable segment primarily provides truckload services to customers with high service freight and delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows. Expedited services generally require two-person driver teams on equipment either owned or leased by the Company.

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

The following table summarizes our total revenue by our four reportable segments, as used by our CODM in making decisions regarding allocation of resources etc., for the three and nine months ended September 30, 2026 and 2025:

(in thousands)
Three Months Ended September 30, 2026	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$70,555	$95,405	$121,635	$26,738	$314,333
Fuel surcharge revenue(1)	18,918	19,719	-	207	38,844
Subtotal operating revenues	$89,473	$115,124	$121,635	$26,945	$353,177
Other revenues					717
Total revenue					$353,894

Operating expenses:
Salaries, wages, and related expenses	26,960	45,794	4,301	13,669
Fuel expense(1)	17,537	20,866	-	267
Operations and maintenance	8,747	12,295	966	1,904
Revenue equipment rentals and purchased transportation	13,482	7,149	104,284	1,240
Operating taxes and licenses	220	743	33	426
Insurance and claims	5,540	5,679	634	239
Communications and utilities	1	220	23	301
General supplies and expenses	510	441	1,191	3,840
Depreciation and amortization	-	5,311	102	437
Gain on disposition of property and equipment, net	-	(97)	-	-
Total allocated overhead	8,630	10,307	2,734	2,925
Segment operating expenses	81,627	108,708	114,268	25,248	329,851
Subtotal operating income	$7,846	$6,416	$7,367	$1,697	$24,043
Other (2)					(11,549)
Total consolidated operating income					12,494
Interest expense, net					(3,854)
Income from equity method investment					5,650
Income before income taxes					$14,290

(in thousands)
Three Months Ended September 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$80,184	$91,581	$72,220	$24,802	$268,787
Fuel surcharge revenue(1)	14,448	13,439	-	162	28,049
Subtotal operating revenues	$94,632	$105,020	$72,220	$24,964	$296,836
Other revenues					53
Total revenue					$296,889

Operating expenses:
Salaries, wages, and related expenses	30,756	43,760	2,758	12,044
Fuel expense(1)	14,584	14,690	-	167
Operations and maintenance	10,099	12,667	689	1,471
Revenue equipment rentals and purchased transportation	17,742	8,453	62,545	1,052
Operating taxes and licenses	356	667	18	383
Insurance and claims	6,647	5,057	205	220
Communications and utilities	-	196	7	249
General supplies and expenses	235	482	769	4,161
Depreciation and amortization	1	4,369	22	461
Gain on disposition of property and equipment, net	-	(63)	-	-
Total allocated overhead	9,133	10,643	2,247	2,258
Segment operating expenses	89,553	100,921	69,260	22,466	282,200
Segment operating income	$5,079	$4,099	$2,960	$2,498	$14,689
Other (2)					(6,763)
Total consolidated operating income					7,926
Interest expense, net					(3,468)
Income from equity method investment					3,578
Income before income taxes					$8,036

(in thousands)
Nine Months Ended September 30, 2026	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$216,246	$280,489	$311,908	$81,012	$889,655
Fuel surcharge revenue(1)	51,318	50,424	-	518	102,260
Subtotal operating revenues	$267,564	$330,913	$311,908	$81,530	$991,915
Other revenues					2,013
Total revenue					$993,928

Operating expenses:
Salaries, wages, and related expenses	82,616	134,786	11,404	42,231
Fuel expense(1)	50,235	54,122	-	730
Operations and maintenance	26,972	35,106	2,232	5,585
Revenue equipment rentals and purchased transportation	43,389	21,303	272,456	3,546
Operating taxes and licenses	781	2,205	78	1,295
Insurance and claims	18,503	16,878	1,808	728
Communications and utilities	2	668	92	972
General supplies and expenses	1,317	1,235	3,585	11,850
Depreciation and amortization	1	15,110	304	1,285
Gain on disposition of property and equipment, net	-	(84)	-	-
Total allocated overhead	24,695	29,803	7,140	8,259
Segment operating expenses	248,511	311,132	299,099	76,481	935,223
Segment operating income	$19,053	$19,781	$12,809	$5,049	$58,705
Other (2)					(31,088)
Total consolidated operating income					27,617
Interest expense, net					(10,721)
Income from equity method investment					14,602
Income before income taxes					$31,498

(in thousands)
Nine Months Ended September 30, 2025	Expedited	Dedicated	Managed Freight	Warehousing	Total
Revenues
Freight revenue	$243,662	$263,827	$206,620	$74,429	$788,538
Fuel surcharge revenue(1)	42,963	37,079	-	465	80,507
Subtotal operating revenues	$286,625	$300,906	$206,620	$74,894	$869,045
Other revenues					53
Total revenue					$869,098

Operating expenses:
Salaries, wages, and related expenses	94,398	125,160	7,880	35,822
Fuel expense(1)	43,854	41,328	-	498
Operations and maintenance	31,263	34,581	1,195	4,154
Revenue equipment rentals and purchased transportation	51,439	26,027	176,734	3,302
Operating taxes and licenses	1,033	1,927	84	1,732
Insurance and claims	19,964	15,221	361	666
Communications and utilities	1	583	25	716
General supplies and expenses	704	1,616	2,444	13,308
Depreciation and amortization	4	12,658	65	1,419
Loss on disposition of property and equipment, net	-	225	-	-
Total allocated overhead	25,830	29,308	6,870	7,019
Segment operating expenses	268,490	288,634	195,658	68,636	821,418
Segment operating income	$18,135	$12,272	$10,962	$6,258	$47,680
Other (2)					(20,564)
Total consolidated operating income					27,116
Interest expense, net					(8,795)
Income from equity method investment					11,622
Income before income taxes					$29,943

(1)	The CODM does not receive fuel surcharge revenue and fuel expense individually, but is provided with fuel expense less fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation), which we refer to as net fuel expense. The CODM uses net fuel expense to measure the effectiveness of our fuel surcharge program.
(2)	Other represents indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

Balance sheet data by reportable segment is not maintained by the Company.

Note 5.	Income Taxes

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

Our liability recorded for uncertain tax positions as of  September 30, 2026 is unchanged since  December 31, 2025.

The net deferred tax liability of $125.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, we assess the need for adjustment of the valuation allowance. There was no material change to the valuation allowance as of  September 30, 2026. The Company continues to have a significant amount of reversing temporary differences that can be considered as future sources of taxable income. If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 6.	Debt

Current and long-term debt and lease obligations consisted of the following as of  September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$35,061	$-	$30,000
Equipment installment notes; weighted average interest rate of 5.1% at September 30, 2026, and 5.1% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from February 2027 to September 2032, secured by related equipment (1)	66,513	167,729	62,602	189,115
Real estate notes; interest rate of 5.5% at September 30, 2026 and 5.6% at December 31, 2025 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,611	13,683	1,403	14,931
Total debt	68,124	216,473	64,005	234,046
Principal portion of finance lease obligations, secured by related revenue equipment	1,254	1,811	840	2,353
Principal portion of operating lease obligations, secured by related real estate and revenue equipment	12,498	16,566	12,182	25,272
Total debt and lease obligations	$81,876	$234,850	$77,027	$261,671

(1)	Equipment installment notes consist primarily of financing arrangements for the Company's revenue equipment and also include an immaterial note payable related to the Company's fractional aircraft ownership interest.

We and substantially all of our subsidiaries are parties to the Third Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $130.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $75.0 million subject to Lender acceptance of the additional funding commitment. The Credit Facility includes a letter of credit sub facility in an aggregate amount of $105.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures on June 17, 2031.

Borrowings under the Credit Facility are classified as either "base rate loans" or "SOFR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or SOFR for a one month period as of such day, plus an applicable margin ranging from 0.25% to 0.75%; while SOFR loans accrue interest at SOFR, plus an applicable margin ranging from 1.25% to 1.75%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility. The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate, revenue equipment pledged under other financing agreements, including equipment installment notes and finance leases, and revenue equipment that we do not designate as being included in the borrowing base.

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

We had $35.1 million borrowings outstanding under the Credit Facility as of September 30, 2026, undrawn letters of credit outstanding of approximately $19.8 million, and available borrowing capacity of $75.2 million. As of September 30, 2026, there were $2.1 million base rate and $33.0 million of SOFR loans. Based on availability as of September 30, 2026 and December 31, 2025, there was no fixed charge coverage requirement.

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

Pricing for the equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from  February 2027 to September 2032. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2026, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third-party lender. The note contains certain restrictions and covenants that are usual and customary for a note of this nature. Failure to comply with the covenants and restrictions set forth in the note could result in an event of default. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. We were in compliance with our required debt covenants as of September 30, 2026.

Note 7.	Leases

Lessee Disclosures

The finance leases in effect at  September 30, 2026 terminate from  June 2028 through  November 2033 and contain guarantees of the residual value of the related equipment by us.

 A summary of our lease costs and other lease information at September 30, 2026 and 2025 is as follows:

(dollars in thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Finance lease cost:
Amortization of right-of-use assets	$1,206	$218	$1,649	$655
Interest on lease liabilities	101	112	307	355
Operating lease cost	3,543	3,390	10,856	11,219
Variable lease cost	29	(3)	83	(71)
Short-term lease cost	2,246	1,652	6,396	4,336
Total lease cost	7,125	5,369	19,291	16,494

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	101	112	307	355
Operating cash flows from operating leases	3,069	2,534	9,208	8,578
Financing cash flows from finance leases	248	190	708	555
Right-of-use assets obtained in exchange for new finance lease liabilities	77	-	580	-
Right-of-use assets obtained in exchange for new operating lease liabilities	-	702	818	4,991
Weighted-average remaining lease term—finance leases (in years)	3.4	4.9
Weighted-average remaining lease term—operating leases (in years)	3.1	3.8
Weighted-average discount rate—finance leases	12.2%	6.1%
Weighted-average discount rate—operating leases	8.7%	8.8%

As of  September 30, 2026 and December 31, 2025, we had right-of-use assets of $27.4 million and $35.5 million for operating leases and $4.9 million and $2.8 million for finance leases, respectively. Finance leases are included in net property and equipment in our condensed consolidated balance sheets. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communications and utilities, and general supplies and expenses, depending on the underlying asset, in the condensed consolidated statement of operations. Amortization of finance leased assets is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Our future minimum lease payments as of September 30, 2026, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2026 (1)	3,682	$348
2027	13,216	1,392
2028	7,046	1,111
2029	4,074	479
2030	2,602	333
Thereafter	2,102	356
Total minimum lease payments	$32,722	$4,019
Less: amount representing interest	(3,658)	(954)
Present value of minimum lease payments	$29,064	$3,065
Less: current portion	(12,498)	(1,254)
Lease obligations, long-term	$16,566	$1,811

(1) Excludes the nine months ended September 30, 2026.

Lessor Disclosures

We lease certain revenue equipment and real estate to third parties under operating and sales-type lease arrangements. Revenue equipment arrangements generally consist of trailers leased to customers under agreements with varying contractual terms. Our real estate arrangements primarily consist of office, parking, warehouse and other property leased or subleased to third parties. Operating lease income is recognized on a straight-line basis over the lease term in freight revenue and general supplies and expense.

Certain revenue equipment leases are classified as sales-type leases when the terms of the arrangement result in the transfer of control of the underlying equipment to the lessee. At lease commencement, we derecognize the underlying asset and recognize a net investment in the lease and any related selling profit or loss. The net investment in sales-type leases is presented in drivers' advances and other receivables, net and other assets, net in our condensed consolidated balance sheets. Interest income on our net investment in sales-type leases is recognized over the lease term in a manner that produces a constant periodic rate of return on the remaining net investment and is reported in interest expense, net in our condensed consolidated statement of operations.

A summary of our lease income for the three and nine months ended September 30, 2026 and 2025 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease income	$889	$418	$2,625	$1,278
Sales-type lease selling profit	-	-	-	1
Interest income on net investment in sales-type lease	2	3	8	4
Total lease income	$891	$421	$2,633	$1,283

Note 8.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock, or other equity instruments. As of  September 30, 2026, there were 1,484,216 shares available for award under the Incentive Plan. No awards may be made under the Incentive Plan after May 1, 2033. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense of $0.4 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and expense of $1.1 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. Included in general supplies and expenses within the condensed consolidated statements of operations is stock-based compensation expense for non-employee directors of $0.3 million and $0.2 million for each of the three months ended September 30, 2026 and 2025, and $0.7 million and $0.6 million for each of the nine months ended September 30, 2026 and 2025, respectively. There were no unvested employee stock options or related stock compensation expense for the three or nine months ended September 30, 2026 or 2025.

During the nine months ended September 30, 2026, we issued 82,545 shares and 246,872 shares of Class A common stock for vested restricted stock units and exercised stock options, respectively. Of these totals, 27,317 shares and 27,000 shares of Class A common stock, respectively, were issued during the three months ended September 30, 2026.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2026, certain participants elected to forfeit receipt of an aggregate of 159,636 shares of Class A common stock at a weighted average per share price of $22.64 based on the closing price of our Class A common stock on the dates the shares vested in 2026, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $3.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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

In 2025, a third-party trucking company hauling a load brokered by Covenant Transport Solutions, LLC, and using a trailer owned by Landair Leasing, Inc. was involved in an accident in Texas that resulted in five fatalities and injuries to at least one other person. There are several possible defendants in the case, facts are still being developed, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. In September 2026, the litigation was remanded from Federal court to Texas state court. The Company has filed a notice of appeal to this decision, and the state court process has been stayed pending the appeal. The Company has concluded that a loss related to this claim is probable, but given the preliminary nature of the proceedings, the Company cannot reasonably estimate a range of possible losses at this time in excess of the amount accrued for legal costs. As of September 30, 2026, the Company has recognized approximately $1.5 million of legal costs related to this matter, of which approximately $1.3 million has been paid and approximately $0.2 million has been accrued for estimated costs not yet paid. The Company has separately recognized insurance recovery assets of approximately $1.0 million, consisting of approximately $0.8 million for claim-related costs already paid by the Company in excess of its $0.5 million policy retention that are expected to be reimbursed by the insurer and approximately $0.2 million for accrued claim-related costs expected to be reimbursed by the insurer when those costs are paid or otherwise settled in the future. The Company has not recorded any other liability related to the accident. To the extent we or any of our subsidiaries is found to have liability related to the accident, and the damages awarded against the Company exceed the Company’s coverage limits, involve significant aggregate use of the Company’s self-insured retention amounts, or cause increases in the Company’s insurance premiums, the Company’s insurance and claims expense would be volatile and increase. Any resulting increases in such expenses could have a materially adverse effect on the Company’s business, results of operations, financial condition, or liquidity.

Other Commitments and Contingencies

We had $19.8 million of outstanding and undrawn letters of credit as of September 30, 2026 and December 31, 2025. The letters of credit are maintained primarily to support our insurance programs.

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

As of September 30, 2026, we had a revenue equipment operating lease liability to TEL of $6.1 million with final maturities at various dates ranging from April 2029 to August 2029. We received an equity distribution from TEL for $3.7 million during the three and nine months ended  September 30, 2026, and $6.6 million during the year ended December 31, 2025, which was distributed to each member based on its respective ownership percentage. No other transactions with TEL were material for the three or nine months ended September 30, 2026 and 2025.

We have evaluated our interest in TEL under the variable interest entity model including consideration of whether we have (i) the power to direct the activities of TEL that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to TEL. We have determined that we are not the primary beneficiary of TEL because we do not have the power to direct the activities that most significantly impact TEL’s economic performance, which are directed by the majority owners in accordance with TEL's operating agreement. While we hold a significant equity interest in TEL, we do not have unilateral or controlling decision-making authority over significant activities. Accordingly, we do not consolidate TEL and have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2026 net income through September 30, 2026, or $14.6 million.

Our accounts receivable from TEL, accounts payable to TEL, and investment in TEL as of  September 30, 2026 and December 31, 2025 are as follows (in thousands):

Description:	Balance Sheet Line Item:	September 30, 2026	December 31, 2025
Accounts receivable from TEL	Driver advances and other receivables	$40	$13
Accounts payable to TEL	Accrued expenses	$438	$460
Investment in TEL	Other assets	$96,490	$85,512
Operating lease obligations	Current and long-term portion of operating lease obligations	$6,140	$7,800

Our accounts receivable from TEL related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf and our accounts payable to TEL primarily related to leased revenue equipment payment accruals.

Note 11.	Goodwill, Intangibles, and Other Assets

The Landair Holdings, Inc. ("Landair") trade name has a residual value of $0.5 million.

Amortization expense of $3.0 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, and $9.0 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively, was included in depreciation and amortization in the condensed consolidated statements of operations.

A summary of other intangible assets as of  September 30, 2026 and  December 31, 2025 is as follows:

(in thousands)	September 30, 2026
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,847)	$1,655
Managed Freight	1,089	(941)	148
Warehousing	999	(885)	114
Total trade name	6,590	(4,673)	1,917	78
Non-compete agreement:
Dedicated	4,670	(3,989)	681
Managed Freight	630	(355)	275
Total non-compete agreement	5,300	(4,344)	956	13
Customer relationships:
Dedicated	71,374	(20,713)	50,661
Managed Freight	22,112	(4,968)	17,144
Warehousing	12,436	(8,550)	3,886
Total customer relationships:	105,922	(34,231)	71,691	128
Credentialing:
Expedited	32,000	(9,956)	22,044
Total credentialing	32,000	(9,956)	22,044	124
Total other intangible assets	$149,812	$(53,204)	$96,608	124

(in thousands)	December 31, 2025
	Gross intangible assets	Accumulated amortization	Net intangible assets	Remaining life (months)
Trade name:
Dedicated	$4,502	$(2,689)	$1,813
Managed Freight	1,089	(927)	162
Warehousing	999	(885)	114
Total trade name	6,590	(4,501)	2,089	86
Non-compete agreement:
Dedicated	4,670	(3,113)	1,557
Managed Freight	630	(238)	392
Total non-compete agreement	5,300	(3,351)	1,949	15
Customer relationships:
Dedicated	71,374	(16,959)	54,415
Managed Freight	22,112	(3,264)	18,848
Warehousing	12,436	(7,772)	4,664
Total customer relationships:	105,922	(27,995)	77,927	131
Credentialing:
Expedited	32,000	(8,356)	23,644
Total credentialing	32,000	(8,356)	23,644	133
Total other intangible assets	$149,812	$(44,203)	$105,609	128

The expected amortization of these assets for the next five successive years is as follows:

(in thousands)
2026⁽¹⁾	3,000
2027	11,191
2028	10,733
2029	10,705
2030	9,216
Thereafter	51,263

(1) Excludes the nine months ended September 30, 2026.

The carrying amount of goodwill was $81.1 million at  September 30, 2026 and $80.5 million at  December 31, 2025. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in thousands)
	Expedited	Dedicated	Managed Freight	Warehousing	Total
Balance at December 31, 2025	$15,699	$21,877	$21,151	$21,750	$80,477
Post-acquisition goodwill adjustments	-	-	589	-	589
Balance at September 30, 2026	$15,699	$21,877	$21,740	$21,750	$81,066

At September 30, 2026, our insurance program involves self-insurance to certain risk retention levels. We accrue claims above our self-insured retention and record a corresponding receivable for the amounts we expect to collect from insurers upon settlement of such claims. We have $2.0 million and $14.6 million at September 30, 2026 and December 31, 2025, respectively, included in other long-term receivables and as a corresponding accrual in the long-term portion of insurance and claims accruals on our condensed consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will pay their portion of such claims.

Note 12.	Equity

Other Equity

On  April 23, 2025, our Board approved a stock repurchase authorization of up to $50.0 million of our Class A common stock. Under such authorization, we repurchased approximately 1.6 million shares of our Class A common stock for $36.2 million during the twelve months ended December 31, 2025 with no such repurchases during the nine months ended September 30, 2026.

Dividends

On  February 5, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  March 27, 2026, to stockholders of record on  March 6, 2026. On May 13, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  June 26, 2026, to stockholders of record on  June 5, 2026. On  August 13, 2026, our Board declared a cash dividend of $0.07 per share which was paid on  September 25, 2026, to stockholders of record on  September 4, 2026.

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

All goodwill related to the acquisition is deductible for tax purposes, and there are no deferred income taxes arising from the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

October 10, 2025
Accounts receivable	$9,903
Driver advances and other receivables	707
Inventory and supplies	16
Prepaid expenses	428
Other short-term assets	250
Net property and equipment	2,169
Other intangibles, net	15,050
Total identifiable assets acquired	28,523

Accounts payable	(10,004)
Accrued expenses	(2,288)
Current maturities of long-term debt	(240)
Current portion of operating lease obligations	(584)
Current portion of insurance and claims accrual	(258)
Long-term portion of operating lease obligations	(560)
Total liabilities assumed	(13,934)
Net identifiable assets acquired	14,589
Goodwill	12,623
Net assets acquired	$27,212

Since acquisition we recognized measurement period adjustments which increased goodwill recognized for Star by $0.6 million as of September 30, 2026 primarily related to uncollectible accounts receivable. The goodwill recognized is attributable primarily to expected cost synergies as a result of overhead support. Refer to Note 11, "Goodwill, Intangibles, and Other Assets" for a summary of changes to goodwill during the period as well as the summary of the other intangible assets which includes the identifiable intangible asset acquired within the Managed Freight reportable segment.

Star’s results have been included in the consolidated financial statements since the date of acquisition and are reported within our Managed Freight reportable segment.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Star occurred as of January 1, 2025:

(in thousands)
	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue	$353,894	$328,023	$993,928	$960,410
Net income	$10,704	$10,187	$23,659	$25,779
Basic net income per share	$0.42	$0.41	$0.94	$1.00
Diluted net income per share	$0.40	$0.39	$0.89	$0.95

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to future impact of accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes and trucking industry conditions, potential defaults and results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources, as well as adequacy, of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), future inflation, future stock repurchases and dividends, if any, expected capital expenditures, allocations, and requirements, future customer relationships, future interest expense, future driver market conditions, including driver satisfaction, future use of independent contractors, expected cash flows, future investments in and growth of our reportable segments and services, future margins of our reportable segments, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel surcharge programs, future fluctuations in operations and maintenance expenses, expected effects and mix of our solo and team operations, future fleet size, management, utilization, upgrades, and age, availability and usage of tractors and trailers, the market value of used equipment, the anticipated impact of our investment in TEL, the future impact of our business model, service standards, strategic plan and other strategic initiatives, changes to and deviations from our business model, strategic plan, and other strategic initiatives, claims and litigation, anticipated levels of and fluctuations relating to insurance and claims expenses, including the erosion of available limits in our aggregate insurance policies, insurance and claims accruals, and the impact of a recent Supreme Court decision regarding liability for freight brokers, contingent consideration related to our prior acquisitions, and the future impact of our prior acquisitions, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "would," "will," "expects," "estimates," "projects," "appears," "mission," "anticipates," "plans," " outlook," "focus," "seek," "potential," "continue," "goal," "target," "objective," "optimistic," "intends," "improve," "remain," "strategy," derivations thereof, and similar terms and phrases. Such statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-Q for the quarter ended June 30, 2026 and our Form 10-K for the year ended December 31, 2025. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-Q for the quarter ended June 30, 2026 and our Form 10-K for the year ended December 31, 2025, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We were pleased with our third quarter earnings of $0.40 per diluted share. The third quarter reflected strong coordination between our Expedited, Dedicated, and Managed Freight segments as we continued to re-allocate assets to customers that are seeking long-term capacity for their needs and are willing to offer a reasonable return on our meaningful investments in professional drivers, new equipment, and advanced technology. Exiting the third quarter, approximately 80% of our fleet assets were under long-term contracts, and we continue to receive inbound demand from our customers on growing our committed capacity. Repositioning for new contracts created some disruption to utilization and added cost to the Expedited and Dedicated fleets. This was more than countered by higher revenue and operating income in Managed Freight, as our historical brokerage operations successfully sourced capacity for overflow Expedited freight, and the brokerage operations we acquired in the fourth quarter of 2025 had their best quarter as part of the Company. Margin improvement reflected customer rate increases implemented during the first half of the year and lower purchased transportation costs as spot rates eased during the quarter. These improvements followed three consecutive quarters of margin compression.

From a market perspective, freight demand is adequate in most sectors and strong in specific sectors that are aligned with U.S. economic growth.  Driver capacity is tight, and the cost of recruiting, retaining, and compensating drivers is increasing significantly.  Cost inflation is weighing on nearly every significant line item in our business, including wages and benefits, equipment ownership and maintenance, and technology. In this environment, rate increases have been largely offset by cost increases. However, we expect sequential improvement to continue in the fourth quarter as a higher percentage of our fleet operates under committed arrangements and we incur less repositioning cost.

Our goal is to place substantially all of our asset-based business under long-term dedicated or other committed contracts by the end of this freight market upcycle. Consistent with our strategy, which reduced volatility during the recent freight market downturn, we intend to remain disciplined and patient in pursuing customers and markets that support sustainable long-term value creation.

Additional items of note for the third quarter of 2026 include the following:

●

Total revenue of $353.9 million, an increase of 19.2% compared with the third quarter of 2025, and freight revenue (which excludes revenue from fuel surcharges) of $315.1 million, an increase of 17.2% compared with the third quarter of 2025;

●	Operating income of $12.5 million, compared with $7.9 million in the third quarter of 2025;

●

Net income of $10.7 million, or $0.40 per diluted share, compared with $9.1 million, or $0.35 per diluted share, in the third quarter of 2025. Of the net income for the third quarter of 2025, $2.8 million, or $0.11 per share, was from discontinued operations;

●	Our equity investment in TEL provided $5.7 million of pre-tax earnings in the third quarter of 2026 compared to $3.6 million in the third quarter of 2025;

●	We distributed a total of $1.8 million to stockholders through cash dividends;

●	Since December 31, 2025, total indebtedness, comprised of total debt and finance leases, net of cash, decreased by $12.4 million to $283.9 million, primarily due to fleet downsizing and selling excess equipment. With available borrowing capacity of $75.2 million under our Credit Facility at September 30, 2026 we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Stockholders' equity at September 30, 2026, was $422.3 million; and

●	Tangible book value at September 30, 2026, was $244.6 million.

Outlook

Based on our growing customer pipeline, we expect Dedicated fleet growth, and a stable Expedited fleet with a higher proportion of capacity under dedicated or committed contracts. We are also focused on reducing overhead and other controllable costs as a percentage of revenue, which we expect will support gradual margin expansion. For the fourth quarter of 2026, we expect a modest sequential increase in earnings per share, with anticipated operating margin improvement from our asset-based operations partially offset by lower income from our equity method investment, TEL. Longer term, we believe our strategy can materially improve the combined operating margins of our Expedited and Dedicated reportable segments through continued world-class customer service and disciplined asset reallocation to operations offering higher margins and returns.

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

Operating Ratio

	Three Months Ended September 30,				Nine Months Ended September 30,
GAAP Operating Ratio:	2026	OR %	2025	OR %	2026	OR %	2025	OR %
Total revenue	$353,894		$296,889		$993,928		$869,098
Total operating expenses	341,400	96.5%	288,963	97.3%	966,311	97.2%	841,982	96.9%
Operating income	$12,494		$7,926		$27,617		$27,116

Adjusted Operating Ratio:	2026	Adj. OR %	2025	Adj. OR %	2026	Adj. OR %	2025	Adj. OR %
Total revenue	$353,894		$296,889		$993,928		$869,098
Fuel surcharge revenue	(38,844)		(28,049)		(102,260)		(80,507)
Freight revenue (total revenue, excluding fuel surcharge)	315,050		268,840		891,668		788,591

Total operating income	12,494		7,926		27,617		27,116
Adjusted for:
Amortization of intangibles	3,001		2,653		9,001		7,770
Contingent consideration liability adjustment	328		710		984		2,130
Transaction costs	-		-		-		149
Employee separation costs	-		1,375		-		1,375
Lease abandonment and customer exit costs	-		429		-		429
Abandonment of long-lived software	-		1,884		-		1,884
Adjusted operating income	$15,823	95.0%	$14,977	94.4%	$37,602	95.8%	$40,853	94.8%

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

Revenue Equipment

At September 30, 2026, we operated 2,178 tractors and 7,011 trailers. Of such tractors, 2,107 were owned, 15 were financed under finance or operating leases, and 56 tractors were provided by independent contractors, who own and drive their own tractors. Of such trailers, 6,280 were owned and 731 were held under finance or operating leases. At September 30, 2026, our fleet had an average tractor age of 2.2 years and an average trailer age of 6.2 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF three and nine months ended September 30, 2026 TO three and nine months ended September 30, 2025

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Freight revenue	$315,050	$268,840	$891,668	$788,591
Fuel surcharge revenue	38,844	28,049	102,260	80,507
Total revenue	$353,894	$296,889	$993,928	$869,098

The increase in total revenue for the three months ended September 30, 2026 compared to 2025 primarily resulted from a $49.4 million, $3.8 million, and $1.9 million increase in freight revenue for Managed Freight, Dedicated, and Warehousing, respectively, partially offset by a $9.6 million decrease in freight revenue for Expedited, as well as a $10.8 million increase in fuel surcharge revenue. The increase in total revenue for the nine months ended September 30, 2026 compared to 2025 primarily resulted from a $105.3 million, $16.7 million, and $6.6 million increase in freight revenue for Managed Freight, Dedicated, and Warehousing, respectively, partially offset by a $27.4 million decrease in freight revenue for Expedited, as well as an $21.8 million increase in fuel surcharge revenue.

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

Salaries, wages, and related expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Salaries, wages, and related expenses	$115,501	$109,745	$334,903	$323,845
% of total revenue	32.6%	37.0%	33.7%	37.3%
% of freight revenue	36.7%	40.8%	37.6%	41.1%

Salaries, wages, and related expenses increased on a dollars basis for the three and nine months ended September 30, 2026 compared to the same 2025 periods primarily as a result of growth in our Dedicated and Warehousing reportable segments, pay increases since the prior period, and group health expenses, partially offset by a lower percentage of revenue from Expedited. As a percentage of freight revenue for the three and nine months ended September 30, 2026, salaries, wages, and related expenses decreased as the foregoing factors increasing these expenses were offset by a lower percentage of revenue from Expedited, where we incur driver pay for team-driven tractors, and a higher percentage of revenue from Managed Freight, where we don't incur driver pay.

We believe driver and non-driver, including shop technicians, pay and benefits will continue to increase as the result of wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. Driver pay may also fluctuate based on the number of miles driven. Driver capacity is tight, and the cost of recruiting, retaining, and compensating drivers is increasing significantly. We have historically put driver pay increases in place as necessary to address driver market pressure and will continue to do so as necessary. As the freight market rates increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight reportable segment, for which payments are reflected in the purchased transportation line item, as well as the mix of specialized freight (which requires higher driver pay) and commoditized freight.

Fuel expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fuel expense	$38,259	$29,506	$104,406	$85,663
% of total revenue	10.8%	9.9%	10.5%	9.9%
% of freight revenue	12.1%	11.0%	11.7%	10.9%

Total fuel expense for the three and nine months ended September 30, 2026 increased on a dollars basis primarily due to higher fuel prices partially offset by a 19.3% and 14.5% decrease in total miles, respectively, compared to the 2025 periods. As a percentage of freight revenue for the three and nine months ended September 30, 2026, total fuel expense increased as the foregoing factors partially offset a lower percentage of revenue from Expedited, where we incur fuel expense, and a higher percentage of revenue from Managed Freight, where we don't incur fuel expense.

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Average fuel prices as measured by the DOE were $2.54 per gallon, or 67.8%, higher for the quarter ended September 30, 2026 compared with the same quarter in 2025.

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

Net fuel expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total fuel surcharge	$38,844	$28,049	$102,260	$80,507
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,005	1,877	5,638	5,261
Company fuel surcharge revenue	$36,839	$26,172	$96,622	$75,246
Total fuel expense	$38,259	$29,506	$104,406	$85,663
Less: Company fuel surcharge revenue	36,839	26,172	96,622	75,246
Net fuel expense	$1,420	$3,334	$7,784	$10,417
% of freight revenue	0.5%	1.2%	0.9%	1.3%

For the periods presented, net fuel expense decreased, including as a percentage of freight revenue, primarily due to improved fuel surcharge recovery compared to the prior periods.

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

Operations and maintenance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operations and maintenance	$20,235	$19,352	$56,915	$52,168
% of total revenue	5.7%	6.5%	5.7%	6.0%
% of freight revenue	6.4%	7.2%	6.4%	6.6%

The increase in operations and maintenance for the three and nine months ended September 30, 2026 was primarily the result of the increased average age of tractors, high demands on equipment as we grow our fleet in niche service areas, and increased recruiting costs due to the tight driver market.

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

Revenue equipment rentals and purchased transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue equipment rentals and purchased transportation	$113,412	$72,908	$301,354	$206,504
% of total revenue	32.0%	24.6%	30.3%	23.8%
% of freight revenue	36.0%	27.1%	33.8%	26.2%

The increases in revenue equipment rentals and purchased transportation for the three and nine months ended September 30, 2026 were primarily the result of the 2025 Star Acquisition and heightened costs associated with securing capacity within the Managed Freight reportable segment, especially during the first half of 2026 until spot rates started to ease during the third quarter of 2026. Additionally, total miles run by independent contractors decreased from 7.7% and 7.2% for the three and nine months ended September 30, 2025, to 5.7% and 6.1% for the same 2026 periods, respectively.

We expect purchased transportation to fluctuate as volumes in our Managed Freight reportable segment may be volatile. In addition, if fuel prices increase, it would result in a further increase in what we pay third-party providers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third-party providers and independent contractors will affect this expense category. As industry-wide trucking capacity tightens in relation to freight demand, we have needed to increase the amounts we pay to third-party transportation providers and independent contractors, which increased this expense category on an absolute basis and as a percentage of freight revenue due to heightened costs outpacing our ability to capture contractual rate increases with certain of our customers. This trend is expected to continue as capacity tightens further. If we were to recruit more independent contractors, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating taxes and licenses	$3,089	$3,304	$9,104	$10,326
% of total revenue	0.9%	1.1%	0.9%	1.2%
% of freight revenue	1.0%	1.2%	1.0%	1.3%

For the periods presented, the change in operating taxes and licenses was insignificant both as a percentage of total revenue and freight revenue.

Insurance and claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Insurance and claims	$9,791	$14,179	$40,575	$46,769
% of total revenue	2.8%	4.8%	4.1%	5.4%
% of freight revenue	3.1%	5.3%	4.6%	5.9%

On a cents per mile basis, insurance and claims decreased to 17.9 cents per mile and increased to 23.6 cents per mile for the three and nine months ended September 30, 2026, respectively, compared to 20.9 cents per mile and 23.3 for the 2025 periods, respectively. For the three month period, the decrease on a cents per mile basis was primarily due to decreased insurance and claims expense, partially offset by decreased miles. For the nine month period, the increase on a cents per mile basis was primarily due to decreased miles, partially offset by reduced insurance and claims expense. Miles decreased primarily due to reducing our Expedited fleet as well as weather in 2026.

Our insurance program includes multi-year policies with specific insurance limits that may be eroded over the course of the policy term. If that occurs, we will be operating with less liability insurance coverage at various levels of our insurance tower and may incur additional premiums. For the policy period that ran from April 1, 2018 to March 31, 2021, the aggregate limits available in the coverage layer $9.0 million in excess of $1.0 million were fully eroded based on claims expense. We replaced our $9.0 million in excess of $1.0 million layer with a new $7.0 million in excess of $3.0 million policy that we continue to maintain. Due to the erosion of the $9.0 million in excess of $1.0 million layer, any adverse developments in claims filed between April 1, 2018 and March 31, 2021, could result in additional expense accruals. As of September 30, 2026, there were no outstanding claims in this layer. We have maintained our retention and limits set in place during the prior renewal cycle. Due to these developments, we may experience additional expense accruals, increased insurance and claims expenses, and greater volatility in our insurance and claims expenses, which could have a materially adverse effect on our business, results of operations, financial condition, or liquidity.

We expect insurance and claims expense to continue to be volatile over the long-term. The May 2026 United States Supreme Court decision that the Federal Aviation Administration Authorization Act does not preempt state law liability claims against freight brokers could lead to additional volatility in our insurance and claims expense, as discussed in Item 1A of Part II in our Form 10-Q for the quarter ended June 30, 2026. To the extent damages awarded against us for any claims exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, are uninsured, or cause increases in our insurance premiums, our insurance and claims expense would be volatile and increase. Any resulting increases in such expenses could have a materially adverse effect on our business, results of operations, financial condition, or liquidity. For additional details regarding our claims accruals, see Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements.

Communications and utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Communications and utilities	$2,152	$1,631	$6,063	$4,580
% of total revenue	0.6%	0.5%	0.6%	0.5%
% of freight revenue	0.7%	0.6%	0.7%	0.6%

For the periods presented, the change in communications and utilities was insignificant both as a percentage of total revenue and freight revenue.

General supplies and expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General supplies and expenses	$16,448	$15,872	$43,046	$44,124
% of total revenue	4.6%	5.3%	4.3%	5.1%
% of freight revenue	5.2%	5.9%	4.8%	5.6%

For the three months ended September 30, 2026, general supplies and expenses increased as a result of a $1.2 million increase in legal and other professional service costs compared to the prior 2025 period. This increase was partially offset by the $0.3 million increase in the fair value of the contingent consideration recognized during the 2026 period, compared to the increase of $0.7 million during the same 2025 period. For the nine months ended September 30, 2026, general supplies and expenses decreased as a result of the less than $0.1 million decrease in the fair value of the contingent consideration recognized during the 2026 period, compared to an increase of $2.1 million recognized during the same 2025 period, partially offset by increased technology costs during the 2026 period.

Depreciation and amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation and amortization	$23,458	$22,953	$70,253	$67,869
% of total revenue	6.6%	7.7%	7.1%	7.8%
% of freight revenue	7.4%	8.5%	7.9%	8.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets, as well as amortization of intangible assets.

Depreciation expense increased $0.2 million to $20.5 million for the three months ended September 30, 2026 and increased $1.2 million to $61.3 million for the nine months ended September 30, 2026, compared to $20.3 million and $60.1 million in the same 2025 periods. Amortization of intangible assets was $3.0 million and $9.0 million for the three and nine months ended September 30, 2026 compared to $2.7 million and $7.8 million for the same 2025 periods. The increase for the three and nine months ended September 30, 2026 is due to the amortization of the intangible asset related to the Star Acquisition.

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

(Gain) loss on disposition of property and equipment, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Gain) loss on disposition of property and equipment, net	$(945)	$(487)	$(308)	$134
% of total revenue	(0.3%)	(0.2%)	0.0%	0.0%
% of freight revenue	(0.3%)	(0.2%)	0.0%	0.0%

For the periods presented, the change in (gain) loss on disposition of property and equipment, net was insignificant both as a percentage of total revenue and freight revenue.

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense, net	$3,854	$3,468	$10,721	$8,795
% of total revenue	1.1%	1.2%	1.1%	1.0%
% of freight revenue	1.2%	1.3%	1.2%	1.1%

For the periods presented, the change in interest expense, net was insignificant both as a percentage of total revenue and freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases, our revenue equipment replacement plan, and changing interest rates.

Income from equity method investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income from equity method investment	$5,650	$3,578	$14,602	$11,622

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income or loss. The change in TEL's contribution to our results for the three and nine months ended September 30, 2026 was primarily due to equipment leasing growth with better lease rates and improvement in gain on sale of equipment as a result of improvements in the used equipment market. For the remainder of 2026, we expect TEL's earnings to remain relatively similar to those of the current period. However, due to TEL's business model, gains and losses on sale of equipment is a normal part of the business and can cause earnings to fluctuate from period to period and therefore our income from investment to similarly fluctuate.

Income tax expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income tax expense	$3,586	$1,772	$7,839	$7,276
% of total revenue	1.0%	0.6%	0.8%	0.8%
% of freight revenue	1.1%	0.7%	0.9%	0.9%

The increases in income tax expense for the three and nine months ended September 30, 2026 were the result of a $6.3 million and $1.6 million increase in pre-tax income, respectively, compared to the same 2025 periods. The changes in pre-tax income resulted from the aforementioned changes in operating income, interest expense, net, and income from equity method investment.

The effective tax rate is different from the expected combined tax rate due primarily to state tax expense and permanent differences. The rate impact of items such as executive compensation disallowance and the deductibility of per diem payments will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have four reportable segments, Expedited, Dedicated, Managed Freight, and Warehousing, each as described above.

COMPARISON OF three and nine months ended September 30, 2026 TO three and nine months ended September 30, 2025

The following table summarizes revenue and segment operating income data by reportable segment:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Expedited	$89,473	$94,632	$267,564	$286,625
Dedicated	115,124	105,020	330,913	300,906
Managed Freight	121,635	72,220	311,908	206,620
Warehousing	26,945	24,964	81,530	74,894
Other	717	53	2,013	53
Total revenues	$353,894	$296,889	$993,928	$869,098

Segment Operating Income(1):
Expedited	$7,846	$5,079	$19,053	$18,135
Dedicated	6,416	4,099	19,781	12,272
Managed Freight	7,367	2,960	12,809	10,962
Warehousing	1,697	2,498	5,049	6,258

(1)	Segment operating income excludes indirect costs not directly attributable to any one reportable segment, amortization of intangible assets, and contingent consideration liability adjustments to match the information our CODM uses to evaluate the operating results of our reportable segments.

The decrease in Expedited revenue for the three months ended September 30, 2026 relates to a decrease of 21.5% in average total tractors compared to the 2025 quarter partially offset by a $4.5 million increase in fuel surcharge revenue. Average freight revenue per tractor per week increased 12.0% a result of a 42.0 cents per mile (or 20.0%) increase in average rate per total mile partially offset by a 6.5% decrease in average miles per unit compared to the 2025 quarter. Expedited team-driven tractors averaged 613 and 781 tractors in the third quarter of 2026 and 2025, respectively. During the quarter, our Expedited fleet continued to transition to multi-year committed capacity agreements.

For the nine months ended September 30, 2026 the decrease in Expedited revenue relates to a decrease of 16.4% in average total tractors compared to the 2025 period partially offset by a $8.4 million increase in fuel surcharge revenue. Average freight revenue per tractor per week increased 6.1% compared to the 2025 period as a result of a 24.0 cents per mile (or 11.4%) increase in average rate per total mile partially offset by a 4.5% decrease in average miles per unit as compared to the 2025 period. Expedited team-driven tractors averaged 660 and 794 tractors in the nine months ended September 30, 2026 and 2025, respectively.

The increase in Dedicated revenue for the three months ended September 30, 2026 relates to an increase in average freight revenue per tractor per week of 6.2% partially offset by a 30, or 1.9%, average tractor decrease compared to the 2025 quarter. The increase in average freight revenue per tractor per week was the result of a 49.0 cents per mile (or 16.0%) increase in average rate per total mile partially offset by a 8.3% decrease in average miles per unit compared to the 2025 quarter, as a result of the expansion of our agricultural protein-related business and exiting non-specialized dedicated business that has struggled to meet profitability thresholds.

For the nine months ended September 30, 2026 the increase in Dedicated revenue relates to an increase in average freight revenue per tractor per week of 7.8%, partially offset by a 31, or 1.3%, average tractor decrease compared to the 2025 period. The increase in average freight revenue per tractor per week was the result of a 45.0 cents per mile (or 14.3%) increase in average rate per total mile partially offset by a 5.7% decrease in average miles per unit compared to the 2025 period.

For the three and nine months ended September 30, 2026, Managed Freight total revenue increased compared to the 2025 periods primarily as a result of the fourth quarter 2025 Star Acquisition and customer rate increases obtained during the first half of the year.

For the three and nine months ended September 30, 2026, Warehousing total revenue increased $1.9 million and $6.6 million compared to the 2025 periods primarily due to onboarding a significant customer in the fourth quarter of 2025.

The increase in Expedited segment operating income for the three months ended September 30, 2026 was primarily the result of a decrease in Expedited segment operating expenses partially offset by the aforementioned decrease in revenue. For the nine months ended September 30, 2026 the increase in Expedited segment operating income was primarily the result of a decrease in Expedited segment operating expenses, partially offset by the aforementioned decrease in revenue. The decrease in Expedited segment operating expenses for the three and nine months ended September 30, 2026 was primarily the result of decreases in salaries, wages, and benefits for our professional drivers, operations and maintenance, and purchased transportation as compared to the same 2025 periods as a result of fewer average miles per unit and a decrease in the average number of Expedited team-driven tractors. As we progress throughout this cycle, our focus for our Expedited fleet is to serve customers who truly need our teams and are willing to agree to multi-year agreements as a sign of their commitment.

The increase in Dedicated segment operating income for the three and nine months ended September 30, 2026 was primarily the result of aforementioned increase in revenue, partially offset by an increase in Dedicated segment operating expenses. The increase in Dedicated segment operating expenses for the three and nine months ended September 30, 2026, was primarily the result of increased salaries, wages, and benefits for our professional drivers, fuel expenses, and operations and maintenance costs since the 2025 periods as a result of productivity from our agricultural protein related fleet which was negatively impacted by avian influenza during the prior year periods as well as exiting non-specialized dedicated business that was below our preferred profitability thresholds. Going forward, we remain focused on our strategy of growing our dedicated fleet, specifically in areas that provide value-added services for customers. We believe that if we are successful in providing best in class service and controlling our costs, growth and improved profitability will result.

The increase in segment operating income for Managed Freight for the three and nine months ended September 30, 2026 was primarily the result of the aforementioned increase in Managed Freight revenue partially offset by an increase in Managed Freight segment operating expenses. The increase in Managed Freight segment operating expenses for the three and nine months ended September 30, 2026 was primarily the result of the increases in revenue driving increases in variable expenses, primarily purchased transportation as well as heightened costs associated with securing capacity. The segment operating income improved compared to the periods last year due to the combination of customer rate increases obtained during the first half of the year and sequentially easing capacity costs experienced during the quarter. As supply continues to exit the freight market, our ability to source quality carrier capacity below contractual freight pricing can be challenging at times, leading to periods of margin compression.  Additionally, higher insurance and claims expense has become a greater risk in Managed Freight.

The decrease in segment operating income for Warehousing for the three and nine months ended September 30, 2026 is primarily due to startup-related costs and inefficiencies for a significant customer onboarded during the fourth quarter of 2025 that more than offset the aforementioned increase in revenue as well as general labor inflation. Going forward, as activities within this startup normalize, our goal is to have operating income margins in the high-single digit range through a combination of rate increases and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Historically, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions to primarily be through purchases and finance leases. Further, we expect to increase our capital allocation toward our Dedicated, Managed Freight, and Warehousing reportable segments to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $31.7 million and $22.8 million at September 30, 2026 and December 31, 2025, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs, and we do not expect to experience material liquidity constraints in the foreseeable future.

With an average tractor fleet age of 2.2 years at September 30, 2026, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we were to grow our independent contractor fleet, our capital requirements would be reduced.

As of September 30, 2026 and December 31, 2025 we had $316.7 million and $338.7 million in debt and lease obligations, respectively, consisting of the following:

●	$35.1 million and $30.0 million outstanding borrowings under the Credit Facility;

●	$234.2 million and $251.7 million in equipment installment notes, respectively;

●	$15.3 million and $16.3 million in real estate notes, respectively;

●	$3.1 million and $3.2 million of the principal portion of financing lease obligations, respectively; and

●	$29.1 million and $37.5 million of the operating lease obligations, respectively.

The decrease in equipment installment notes is primarily due to fleet downsizing and selling excess equipment. The decrease in operating lease obligations is primarily the result of scheduled amortization.

As of September 30, 2026, we had $35.1 million borrowings outstanding, undrawn letters of credit outstanding of approximately $19.8 million, and available borrowing capacity of $75.2 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the nature and timing of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Our net capital expenditures for the nine months ended September 30, 2026 totaled $18.6 million of expenditures, as compared to $88.4 million of expenditures for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we took delivery of approximately 362 new tractors and 154 new trailers, while disposing of approximately 799 used tractors and 253 used trailers. Net gains on disposal of equipment were $0.3 million for the nine months ended September 30, 2026 compared to a net loss of $0.1 million for the nine months ended September 30, 2025. Our current fleet plan for the balance of 2026 ranges from $35.0 million to $40.0 million, which is a significant reduction compared to 2025. Our expected capital expenditures are subject to change based on growth opportunities in our Dedicated fleet and the potential impacts of tariffs during the year. Our equipment plan reflects our priorities of maintaining the average age of our fleet in a manner that allows us to optimize operational uptime and related operating costs and offer a fleet of equipment that our professional drivers are proud to operate. We expect the benefits of improved utilization, fuel economy and maintenance costs to produce acceptable returns despite increased prices of new equipment and potentially lower values of used equipment. Given the mix change between our high mileage Expedited fleet and lower mileage Dedicated fleets, going forward, we anticipate the average age of our equipment to range from 25 to 28 months.

We distributed a total of $5.3 million to stockholders in the first nine months of 2026 through dividends.

We believe we have sufficient liquidity to satisfy our cash needs, and we will continue to evaluate the nature and extent of potential short-term and long-term impacts to our business.

Cash Flows

Net cash flows provided by operating activities decreased to $44.9 million for the nine months ended September 30, 2026, compared to $88.1 million for the same 2025 period. Changes in operating assets and liabilities used $43.6 million and $3.7 million during the nine months ended September 30, 2026 and 2025, respectively, largely due to an increase in the cash used for receivables and advances driven by an increase in our days sales outstanding of 51 days compared to 48 days in the 2025 period.  Additionally net income decreased to $23.7 million for the nine months ended September 30, 2026, compared to $25.5 million for the same 2025 period. These increases in cash used during the 2026 period were partially offset by higher non-cash adjustments, including deferred income tax benefit and depreciation and amortization.

Net cash flows used by investing activities were $19.1 million for the nine months ended September 30, 2026, compared to $89.2 million used in the same 2025 period. The decrease in net cash flows used by investing activities was primarily due to disposing of a large amount of unproductive used revenue equipment and buying very little new equipment, whereby we took delivery of approximately 362 new tractors and 154 new trailers, while disposing of approximately 799 used tractors and 253 used trailers during the 2026 period compared to delivery of 438 new tractors and 440 new trailers, while disposing of approximately 615 used tractors and 271 used trailers in the same 2025 period.

Net cash flows used by financing activities were $27.0 million for the nine months ended September 30, 2026, compared to $31.9 million used in the same 2025 period. The decrease in net cash used by financing activities was primarily attributable to the absence of common stock repurchases during the 2026 period compared to $36.6 million of net common stock repurchases (inclusive of excise tax) in the 2025 period. This decrease in net cash usage was partially offset by net repayments relating to our notes payable and our Credit Facility of $13.5 million in the 2026 period compared to net borrowings of $16.3 million in the 2025 period.

Net cash flows provided by operating activities included contingent consideration payments related to the LTST acquisition of $8.3 million and $8.0 million during the 2026 and 2025 periods, respectively. Net cash flows used by financing activities included contingent consideration payments of $4.2 million related to the LTST acquisition and $1.0 million related to the Asset Acquisition during 2026, compared to contingent consideration payments of $4.5 million related to the LTST acquisition during 2025.

On April 23, 2025, the Board approved a stock repurchase program authorizing the purchase of up to $50 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market, in privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The Company did not place a limit on the duration of the repurchase program. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may suspend or terminate the program at any time without prior notice. There were no shares repurchased during nine months ended September 30, 2026 and approximately 1.6 million shares of our class A common stock for $36.2 million (excluding excise tax) repurchased during the nine months ended September 30, 2025 and the year ended December 31 2025.

Our cash flows may fluctuate depending on capital expenditures, future stock repurchases, dividends, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three and nine months ended September 30, 2026, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the year ended December 31, 2025.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 9, "Commitments and Contingencies" of the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-Q for the quarter ended June 30, 2026 and Form 10-K for the year ended December 31, 2025, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2026, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility. We distributed a total of $5.3 million to stockholders in the first nine months of 2026 through dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 18, 2026, Joey Ballard, our Executive Vice President and Chief People and Safety Officer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 43,218 shares of our Class A common stock underlying exercisable options may be sold. The plan will terminate on August 31, 2027, subject to early termination for certain specified events set forth in the plan.

On August 24, 2026, James S. Grant, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 36,322 shares of our Class A common stock underlying exercisable options may be sold. The plan will terminate on July 31, 2028, subject to early termination for certain specified events set forth in the plan.

On August 31, 2026, Rachel Parker-Hatchett, a director of the Company, adopted a Rule 10b5-1 trading plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which up to 200,000 shares of our Class A common stock may be sold. The plan will terminate on August 31, 2028, subject to early termination for certain specified events set forth in the plan.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Fourth Amended and Restated Articles of Incorporation
3.2	(2)	Sixth Amended and Restated Bylaws
4.1	(1)	Fourth Amended and Restated Articles of Incorporation
4.2	(2)	Sixth Amended and Restated Bylaws
10.1	#*	Form of Executive Severance Agreement (2026)
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by James S. Grant, the Company's Principal Financial Officer
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
References:
(1)	Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q (File No. 001-42192), filed August 7, 2025.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K (File No. 000-24960), filed August 9, 2021.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT LOGISTICS GROUP, INC.

Date: November 6, 2026	By:	/s/ James S. Grant
James S. Grant
Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer